Form 10-Q
period 1995-03-31
NEWMIL BANCORP INC
filed 1995-05-12
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended
                         March 31, 1995

                               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                   Commission File No. 0-16455

                       NEWMIL BANCORP, INC.
    (Exact name of registrant as specified in its charter)

             Delaware                            06-1186389
    (State or other jurisdiction              (I.R.S. Employer
 of incorporation or organization)            Identification No.)

19 Main St., P.O. Box 600, New Milford, Conn.       06776
  (Address of principal executive offices)       (Zip Code)

                           (203) 354-4411
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares of Common Stock outstanding as of March 31, 1995 is 4,485,888.

                  NEWMIL BANCORP, INC. and SUBSIDIARY

                           TABLE OF CONTENTS

                                                            Page

                     PART I  FINANCIAL INFORMATION

Item 1  Financial Statements:

            Consolidated Balance Sheets as of
            March 31, 1995 and June 30, 1994. . . . . . . . . 2

            Consolidated Statements of Operations
            for the three and nine month periods
            ended March 31, 1995 and 1994 . . . . . . . . . . 3

            Consolidated Statements of Cash Flows for
            the nine month periods ended March 31, 1995
            and 1994. . . . . . . . . . . . . . . . . . . . . 4

            Notes to Consolidated Financial Statements. . . . 5

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . 11


                      PART II  OTHER INFORMATION

Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . 24

Item 4  Submission of matters to a vote of security holders. 24

Item 5  Other information. . . . . . . . . . . . . . . . . . 24

Item 6  Exhibits and Reports on Form 8-K. . . . . . . . . . .24

CONSOLIDATED BALANCE SHEETS   NewMil Bancorp, Inc. and Subsidiary
(dollars in thousands)
(unaudited)
                                          March 31,      June 30,
                                            1995           1994
                                            ____           ____
ASSETS
Cash and due from banks                   $  5,303      $  4,732
Federal funds sold                             700           -
Securities:
 Available-for-sale at market                7,588       119,141
 Held-to-maturity at amortized cost
  (market value: $117,925 and $32,695)     121,680        34,605
Loans (net of allowance for loan
  losses: $5,518 and $5,246)               144,383       137,620
Residential loans held-for-sale              -               130
Real estate acquired and in-substance
  foreclosed (net of valuation
  reserve: $1,029 and $367)                  5,462         9,136
Bank premises and equipment, net             6,197         6,393
Accrued income                               1,912         1,887
Deferred tax asset, net                        800           800
Other assets                                   843           715
                                            ______        ______

    Total Assets                           $294,868     $315,159

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)             $  6,912     $  7,111
 NOW accounts                                21,274       22,494
 Money market                                65,394       84,269
 Savings and other                           41,676       46,949
 Certificates of deposit                    111,542       75,359
                                            _______      _______
    Total deposits                          246,798      236,182
Securities sold under agreement
  to repurchase                              18,078       51,850
Accrued interest and other liabilities        3,517        2,033
                                            _______      _______
    Total Liabilities                       268,393      290,065

Commitments and contingencies                  -            -

Shareholders' Equity
 Common stock - $.50 per share par value
   Authorized - 20,000,000 and
    6,000,000 shares
   Issued - 5,965,888 shares                  2,983        2,983
 Paid-in capital                             44,182       44,182
 Accumulated deficit                           (508)      (2,040)
 Unrealized losses on securities
  available-for-sale, net                       126       (4,163)
 Unrealized losses on securities transferred
  to held-to-maturity, net                   (4,440)         -
 Treasury stock, at cost - 1,480,000 shares (15,868)     (15,868)
                                           ________      ________
   Total Shareholders' Equity                26,475       25,094

   Total Liabilities and
    Shareholders' Equity                   $294,868     $315,159

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF OPERATIONS               NewMil Bancorp, Inc. and Subsidiary
(in thousands except
per share amounts)
(unaudited)
                            Three months ended    Nine months ended
                                March 31,            March 31,
                              1995      1994       1995      1994
                              ____      ____       ____      ____
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans   $3,037    $2,581    $8,523    $8,024
 Interest on securities        1,999     1,662     6,100     4,611
 Dividends on marketable
  equity securities               52        18        96        59
 Interest on federal funds sold   15        31        52        72
                               _____     _____     _____     _____
   Total interest and
    dividend income            5,103     4,292    14,771    12,766

INTEREST EXPENSE
 Deposits                      2,109     1,665     5,702     5,174
 Borrowed funds                  315       430     1,292     1,022
 Interest rate swaps, net         (1)       (1)       (1)       (4)
                               _____     _____     _____     _____
   Total interest expense      2,423     2,094     6,993     6,192

Net interest and
dividend income                2,680     2,198     7,778     6,574

PROVISION FOR LOAN LOSSES        100        60       300       148
                               _____     _____     _____     _____
Net interest and dividend
 income after provision
  for loan losses              2,580     2,138     7,478     6,426

NON-INTEREST INCOME
 Securities gains, net            30       157       226       447
 Service charges on
  deposit accounts               185       175       581       456
 Gains on mortgage loans, net     -        (53)        4        99
 Loan servicing fees              31        32        94        81
 Other                            60        61       188       197
                               _____     _____     _____     _____
   Total non-interest income     306       372     1,093     1,280

NON-INTEREST EXPENSE
 Salaries                        879       700     2,483     2,126
 Employee benefits               230       190       618       656
 Occupancy                       206       216       561       598
 Equipment                       142       120       424       365
 Insurance                       182       176       529       528
 Collection and
  real estate acquired           271       299       884     1,081
 Marketing and
  shareholder relations           60        41       219       201
 Professional fees                71       100       241       269
 Other                           259       250       863       754
                               _____     _____     _____     _____
   Total non-interest expense  2,300     2,092     6,822     6,578

INCOME BEFORE INCOME TAXES       586       418     1,749     1,128
Provision for income taxes        12        12        37        37
                               _____     _____     _____     _____
NET INCOME                    $  574    $  406    $1,712    $1,091

Earnings per share             $0.13     $0.09     $0.38     $0.24
Dividends per share            $0.00     $0.00     $0.04     $0.00

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS
OF CASH FLOWS                  NewMil Bancorp, Inc. and Subsidiary
(in thousands)
(unaudited)
                                                Nine months ended
                                                    March 31,
                                                1995        1994
                                                ____        ____
Operating Activities
  Net income                                  $ 1,712    $  1,091
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
       Provision for loan losses                  300         148
       Provision for losses on
         real estate acquired                     733         205
       Provision for depreciation
         and amortization                         384         303
       Amortization of premiums on
         securities, net                          434       1,325
       Realized gains on security sales, net     (226)       (447)
       Realized gains on sales of real estate
         acquired, net                           (620)         (4)
       Realized gains on residential loans
         held-for-sale, net                        (4)        (99)
       (Increase) decrease in held-for-sale
         mortgage loans, net                     (130)         825
       (Increase) decrease in accrued
         interest receivable                      (39)          57
       (Increase) decrease in other assets, net  (114)          13
       Increase (decrease) in other liabilities 1,485         (527)
                                               ______        ______
        Net cash provided by
          operating activities                  3,915        2,890

Investing Activities
  Proceeds from sales of available-for-sale
    securities                                 5,006      27,510
  Proceeds from maturities and
    principal repayments of securities         5,046      30,637
  Purchases of available-for-sale securities  (5,413)   (116,829)
  Purchase of short term investment             -         (4,993)
  Proceeds from sales of available-for-sale
    mortgage backed securities                15,710      23,170
  Principal collected on mortgage
    backed securities                          3,770      13,503
  Purchases of available-for-sale
    mortgage backed securities                  -        (19,639)
  Loan (advances) repayments, net             (6,349)      2,869
  Purchases of loans                            (819)        -
  Proceeds from sales of
    real estate acquired                       4,891         985
  Payments to improve real estate acquired      (962)       (817)
  Net purchases of Bank premises
    and equipment                               (187)       (655)
                                               ______      ______

   Net cash provided (used) by
     investing activities                      20,693    (44,259)
                                               ______     ______

Financing Activities
  Net increase in deposits                     10,615      6,570
  Net (decrease) increase in
    repurchase agreements                     (33,772)    31,534
  Proceeds from exercise of stock options         -            3
  Dividends paid to shareholders                 (180)       -
                                              _______     ______

       Net cash (used) provided by
         financing activities                 (23,337)    38,107

       Increase (decrease) in cash and
         cash equivalents                       1,271     (3,262)
  Cash and federal funds sold,
    beginning of year                           4,732      9,272
                                              _______     ______
Cash and federal funds sold, end of period   $  6,003    $ 6,010

Cash paid during period:
  Interest to depositors                     $  2,110    $ 1,873
  Interest on borrowings and
    interest rate swaps                         1,347      1,379
  Income taxes                                     72         71
Non-cash transfers:
  From securities available-for-sale
    to securities held-to-maturity             92,231        -
  From loans to real estate acquired
    and in-substance foreclosed                   369        254


The accompanying notes are an integral part of the consolidated financial statements.

                 NEWMIL BANCORP, INC. and SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. (the "Company") include those of the Company and its wholly-owned subsidiary, New Milford Savings Bank (the "Bank"). Certain prior period amounts in the statements of operations and balance sheets have been reclassified to conform with the current financial presentation.
In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments ) necessary to present fairly the financial position of the Company and the statements of operations and cash flows for the interim periods presented.

The financial statements necessarily include some amounts that are based on estimates, the most significant of which relate to the adequacy of the allowance for loan losses and the valuation of real estate acquired. As these estimates are highly susceptible to changes in the state of the general economic environment, actual results could differ significantly from such estimates.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the nine month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1995. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 1994.

NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) are as follows:

(dollars in thousands)                March 31, 1995
                                    __________________

                          Estimated    Gross       Gross
                          fair      unrealized   unrealized   Amortized
                          value        gains        losses      cost
                          _________ __________   __________  _________
U.S. Government Agencies
 Within 5 years            $  1,006       $6          $ -       $1,000
 After 10 years                -          -             -          -
Mortgage backed securities    4,424      151           30        4,303
Collateralized mortgage
 obligations                    611       -            1           612
Other bonds and notes
 After 5 but within 10 years    -         -            -            -
                            _______    _____         _____       _____
  Total debt securities       6,041      157           31        5,915
Marketable equity securities  1,547       -            -         1,547
                            _______    _____         _____       _____
  Total securities
available-for-sale         $  7,588     $157          $31       $7,462


                                      June 30, 1994
                                    __________________

                          Estimated    Gross       Gross
                          fair      unrealized   unrealized   Amortized
                          value        gains        losses      cost
                          _________ __________   __________  _________
U.S. Government Agencies
 Within 5 years            $   -       $  -          $ -       $ -
 After 10 years            $    916    $  -          $  86     $  1,002
Mortgage backed securities   35,101       127          828       35,802
Collateralized mortgage
 obligations                 81,234         1        3,889       85,122
Other bonds and notes
 After 5 but within 10 years    650       640         -              10
                            _______      _____       _____      _______
  Total debt securities     117,901       768        4,803      121,936
Marketable equity securities  1,240       -            128        1,368
                            _______     _____        _____      _______
  Total securities
available-for-sale         $119,141     $ 768       $4,931     $123,304

During the nine month period ended March 31, 1995 securities with a fair value of $92,231,000 were transferred from available-for-sale to held-to-maturity pursuant to a change in the Company's investment strategy. These securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at March 31, 1995 are unrealized holding losses of $4,440,000 on such securities, representing unrealized holding losses at the date of transfer adjusted for subsequent amortization. Securities classified held-to-maturity (carried at amortized cost) are as follows:

(dollars in thousands)                March 31, 1995
                                    __________________

                                        Gross       Gross    Estimated
                          Amortized   unrealized  unrealized   fair
                            cost (a)    gains       losses     value
                            ________   _________    _________  _______
U.S. Government Agencies
 After 5 but within 10 years  $   915    $ -         $     1    $   914
 Mortgage backed securities    21,052      -             601     20,451
Collateralized mortgage
 obligations                   99,713      -           3,153     96,560
                              _______    ______       ______     ______
 Total securities
 held-to-maturity            $121,680    $ -         $ 3,755   $117,925


                                      June 30, 1994
                                    __________________

                                        Gross       Gross     Estimated
                          Amortized   unrealized   unrealized   fair
                            cost        gains       losses      value
                            ________   _________    _________  _______
U.S. Government Agencies
 After 5 but within 10 years  $   -      $   -      $   -      $  -
 Mortgage backed securities    9,985         -         476       9,509
Collateralized mortgage
 obligations                   24,620        -       1,434      23,186
                              _______    ______      ______     ______
 Total securities
 held-to-maturity            $ 34,605    $   -      $1,910     $32,695



(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Securities aggregating $21,896,000 at amortized cost were pledged as collateral against repurchase agreements, interest rate swaps and public funds at March 31, 1995.


Cash proceeds and realized gains and losses from sales of securities during the nine month periods ended March 31 are as follows:

      (in thousands)                             1995
                                        ________________________

                                        Cash          Realized
                                      proceeds    gains      losses
                                      ________    _____      ______
Available-for-sale
  Mortgage backed securities          $15,710     $  -       $490
  Collateralized mortgage obligations   2,910        -         -
  Other bonds & notes                     696      686         -
  SBA pools                               -         -          -
  US Government Agency Notes              -         -          -
  Marketable equity securities          1,400      110         80
                                      _______     _____      ____
     Total                            $20,716     $796       $570


                                                  1994
                                        ________________________

                                        Cash          Realized
                                      proceeds    gains      losses
                                      ________    _____      ______
Available-for-sale
  Mortgage backed securities          $23,170     $365       $ 27
  Collateralized mortgage obligations  23,379       31         40
  Other bonds & notes                     -         -          -
  SBA pools                             2,957       23         -
  US Government Agency Notes              695        1         -
  Marketable equity securities            500       94         -
                                      _______     ____       ____
     Total                            $50,701     $514       $ 67


NOTE 3 - LOANS

Major classifications of loans are as follows:
     (in thousands)                          March 31,      June 30,
                                               1995          1994
                                               ____          ____
Real estate mortgages:
  One-four family residential               $ 93,612       $ 90,260
  Five or more family residential              2,471          3,199
  Commercial                                  33,132         27,796
  Land                                         9,669         11,833
Commercial and industrial                      2,361          1,044
Home equity lines of credit                    7,112          7,367
Installment and other                          2,135          1,753
                                             _______        _______
  Total loans, gross                         150,492        143,252
Deferred loan origination fees, net             (591)          (386)
Allowance for loan losses                     (5,518)        (5,246)
                                             _______        _______
  Total loans, net                          $144,383       $137,620

Non-accrual loans                             $4,714         $4,170
Accruing loans past due 90 days or more          558            379
Accruing troubled debt restructured loans         -              -

Changes in the allowance for loan losses for the nine month periods ended March 31, are as follows:
     (in thousands)                            1995          1994
                                               ____          ____
Balance, beginning of period                 $5,246        $5,331
Provision for losses                            300           148
Charge-offs                                     (48)          (78)
Recoveries                                       20            11
Balance, end of period                       $5,518        $5,412

The following table shows the allocation of the allowance for loan losses among the broad categories of the loan portfolio and the percentage of loans in each category to total loans at March 31, 1995 and June 30, 1994. Although the allowance is allocated among loan categories for the purpose of this table, it should be realized that the allowance is applicable to the entire portfolio. Furthermore, charge-offs in the future may not necessarily occur in these amounts or proportions.

                               March 31, 1995       June 30,1994
(dollars in thousands)     Allowance  Loans(1)  Allowance Loans(1)<F1>
Real estate mortgage:
  One-four family            $1,566   62.20%     $1,684   66.23%
  Five or more family           775    1.64         756    2.23
  Commercial                  1,892   22.02       1,439   16.43
  Land                          782    6.42       1,220    8.25
Home equity lines of credit      75    4.73          97    5.15
Commercial and industrial        39    1.57           6    0.49
Installment and other            10    1.42           5    1.22
Un-allocated allowance          379     -            39     -
                              _____   _____       _____   _____
  Total allowance for
   loan losses               $5,518   100.0      $5,246   100.0

(1) Percent of loans in each category to total loans.


NOTE 4 - REAL ESTATE ACQUIRED AND IN-SUBSTANCE FORECLOSED LOANS

The components of real estate acquired and in-substance
foreclosed loans are as follows:
                                     March 31,         June 30,
(in thousands)                        1995              1994
                                      ____              ____
Real estate acquired in
  settlement of loans                $ 3,486           $ 5,348
In-substance foreclosed loans          3,005             4,155
                                      ______            ______
   Total real estate acquired, gross   6,491             9,503
Valuation reserve                     (1,029)             (367)
                                      ______            ______
   Total real estate acquired, net   $ 5,462           $ 9,136

Changes in the valuation reserve for the nine month periods ended
March 31 are as follows:
(in thousands)                         1995              1994
                                       ----              ----
Valuation reserve at beginning
  of period                           $  367            $  716
Charge-offs                              (71)             (547)
Provision                                733               205
                                       -----             ------
Valuation reserve at end of period    $1,029            $  374

The components of collection and real estate acquired expense for the nine month periods ended March 31 are as follows:
(in thousands)                         1995              1994
                                       ____              ____
Gains on sales of real estate
  acquired, net                       $(620)            $  (4)
Provision to valuation reserve          733               205
Collection costs                        531               527
Holding costs                           240               353
                                       ____             _____
  Total collection and
    real estate acquired expense       $884            $1,081

NOTE 5 - INCOME TAXES

The components of the provision for income taxes for the three and nine month periods ended March 31 are as follows:
                             Three months ended   Nine months ended
                                  March 31,          March 31,
(dollars in thousands)          1995     1994      1995      1994
                                ____     ____      ____      ____
Current
  Federal                       $199      $142      $595      $384
  State                           67        48       201       130
Benefit from net operating loss
  carry-forwards
  Federal                       (193)     (142)     (577)     (384)
  State                          (61)      (36)     (182)      (93)
                                _____     _____     _____     _____
    Income tax expense          $ 12      $ 12      $ 37      $ 37

At March 31, 1995 the Company had Federal net operating loss carryforwards of approximately $7.9 million (expiring in 2007) and State net operating loss carryforwards of approximately $16.5 million
(expiring in 1996 and 1997) which can be applied to reduce future
Federal and State income taxes.  At March 31, 1995 the Company also had
Federal and State capital loss carryforwards of approximately $15.6 million (expiring principally in 1996), which it does not expect to utilize because of the discontinuation of investing in marketable equity securities.

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. At June
30, 1994 the Company's net deferred tax asset valuation allowance was reduced by $800,000 to approximately 95% of the deferred tax asset.
The reduction of future taxable income is based on estimated future taxable income for 1995. The Company feels that its projections are conservative and provide adequate support for the reduction in the valuation allowance.

NOTE 6 - INTEREST RATE EXCHANGE AGREEMENTS

Prior to 1992 the Company used interest rate swaps to manage interest rate risk associated with a portfolio of fixed rate mortgage-backed securities. This program was discontinued in 1992 and the portfolio was downsized. As the underlying assets were sold, the Company terminated several of its swap contracts, allowed other contracts with near term maturities to expire, and, in the case of one contract maturing in 1995, entered into an offsetting contract to eliminate interest rate risk. Under these contracts the Company pays or receives a variable rate of interest (based on the three month LIBOR index) and receives or pays a fixed rate of interest based on the notional principal amounts listed below. The offsetting contracts by type, maturity, market value and rate are as follows:

(dollars in thousands)                March 31, 1995
                                      ______________
                                   Notional   Rate   Rate   Market
                       Maturity     amount    paid  earned   value
                       ________    ________   ____  ______  ______
Pays fixed/
  receives variable:   10/07/95    $ 6,000    8.52%   5.63%  $(90)
Pays variable/
  receives fixed:      10/07/95      6,000    5.63    7.41     55
                                   _______                    ____
                                      -                       (35)
Valuation reserve                     -                        35
                                   _______                    ____
Swap obligations, net              $  -                       $ -

                                      June 30, 1994
                                      ______________
                                   Notional   Rate   Rate   Market
                                    amount    paid  earned   value
                                   ________   ____  ______  ______
Pays fixed/
  receives variable:   10/07/95    $ 6,000    8.52%   4.06%  $(345)
Pays variable/
  receives fixed:      10/07/95      6,000    4.06    7.41    255
                                   _______                    ____
                                      -                       (90)
Valuation reserve                     -                        85
                                   _______                    ____
Swap obligations, net              $  -                      $ (5)

The Company fully reserved the interest differential between these offsetting contracts in 1992 and this valuation reserve is being amortized over the remaining lives of the swaps as an offset to the net interest expense. As a result, these offsetting swaps have no effect on results of operations and give rise to no interest rate risk.


[CAPTION]
NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit which are not reflected in the accompanying financial statements. At March 31, 1995 the Company had commitments under outstanding construction mortgages of $887,000, unused lines of credit of $5,843,000 and outstanding commitments to fund loans of $6,447,000. The Company does not anticipate any material losses as a result of these transactions.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
____________________

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios at March 31, 1995, were as follows:

                                         Company          Bank
                                         _______          ____
      Leverage ratio                     10.12%          10.06%
      Tier I risk-based ratio            19.91%          19.78%
      Total risk-based ratio             21.19%          21.06%

The Company and the Bank are categorized as "well capitalized".
A well capitalized institution, as defined by the Prompt Corrective
Action rules issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above.
In addition to meeting these numerical thresholds, well capitalized institutions may not be subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

[CAPTION]
Restrictions on Subsidiary's Dividends and Payments
___________________________________________________

The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the nine month period ended March 31, 1995 is $1,784,000. At the request of the State of Connecticut Department of Banking, the Board of Directors of the Bank adopted a resolution which requires the Bank to obtain regulatory approval prior to declaring any dividends. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

[CAPTION]
MANAGEMENT'S DISCUSSION             NewMil Bancorp, Inc. and Subsidiary
AND ANALYSIS  OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of the Company and its subsidiary should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

BUSINESS

NewMil Bancorp, Inc. (the "Company"), a Delaware corporation, is a bank holding company for New Milford Savings Bank (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut.

The principal business of the Company consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities, and conducts its business from twelve offices in Litchfield and northern Fairfield Counties. The Company and the Bank were formed in 1987 and 1858, respectively.

RESULTS OF OPERATIONS
For the three month periods ended March 31, 1995 and 1994

Overview
________

The Company earned net income of $574,000, or $0.13 per share, for the quarter ended March 31, 1995, the third fiscal quarter of the Company's fiscal year. This compares with net income of $406,000, or $0.09 per share, for the quarter ended March 31, 1994, an improvement of 41%. Non-interest income included securities gains of $30,000 for the quarter ended March 31, 1995 and $157,000 for the quarter ended March 31, 1994. The improvement in earnings was due to a 22% increase in net interest income driven by a 79 basis point increase in the net interest margin, while average earning assets decreased $10.7 million, or 3.6%. The growth in net interest income more than offset the higher provision for loan losses driven by the Company's strategy to grow the loan portfolio. Total non-interest expense was up $208,000, or 9.9% primarily as a result of increased compensation expense as a result of changes in staffing. Non-performing assets declined $347,000, or 3.13%, during the past quarter to $10,734,000, or 3.64% of assets at March 31, 1995.

Analysis of net interest and dividend income
____________________________________________
Net interest and dividend income increased $482,000, or 21.9%, for the quarter ended March 31, 1995 as compared with the prior year period. This increase resulted from a 79 basis points increase in net interest margin (to 3.78% from 2.99%) offset by a $10.7 million, or 3.63% decrease in average earning assets. The improvement in net interest margin was driven by the benefit, over the past year, from higher interest rates on the Company's assets which have repriced faster than deposit liabilities.

The following table set forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended March
31, 1995 and 1994.

Three month    (dollars in thousands)
periods ended
March 31,    Average balance  Average rate       Interest
              1995     1994   1995    1994   1995    1994  Inc(dec)
              ____     ____    ____    ____  ____    ____  ________
Loans      $147,052  $142,516  8.26%   7.24% $3,037 $2,581   $456
Securities  136,711   151,932  6.05    4.51   2,066  1,711    355
            _______   _______  ____    ____   _____  _____    ___
  Total     283,763   294,448  7.19    5.83   5,103  4,292    811
Other
 assets      10,632    19,031
           _______    _______
TOTAL
ASSETS     $294,395  $313,479


NOW
 accounts    22,109    21,500  1.45   1.43       80     77      3
Money market
 accounts    68,713    87,042  2.83   2.60      486    566    (80)
Savings and
 other       43,410    42,956  2.58   2.59      280    278      2
Certificate
   of
deposits    104,236    76,236  4.85   3.90    1,263    744    519
            _______   _______  ____   ____    _____    ___    ___
 Total
 Deposits:  238,468   227,734  3.54   2.92    2,109  1,665    444
Borrowings   20,879    49,448  6.04   3.48      515    430   (115)
Interest-
 rate swaps    -         -      -      -         (1)    (1)    -
            _______   _______  ____   ____    _____   _____  _____
 Total      259,347   277,182  3.73   3.02    2,423   2,094   329
Demand
 deposits     7,259     5,662
Other
 liabilities  1,634     1,634
Shareholders'
 equity      26,302    29,001
            _______   _______
 Total
 liabilities
 and
 shareholders'
 equity    $294,395  $313,479

Net interest
 income                                      $2,680  $2,198  $482
Spread on
 interest-
 bearing
 funds                         3.46   2.81
Net interest
 margin                        3.78   2.99

Three month
periods ended
March 31, (Continued)
                             Variance due to
                      Volume        Rate       Rate/vol
                      ______        ____       ________
Loans                  $82          $362         $12
Securities            (144)          555         (56)
                      ____           ___         ____
  Total                (62)          917         (44)

NOW accounts             2             1          -
Money market accounts (119)           49         (10)
Savings and other        3            (1)         -
Certificate of
 deposits              273           180          66
                      ____          ____         ____
Total deposits        159            229          56
Borrowings           (248)           316        (183)
Interest-rate swaps    -              -           -
                     _____          ____         ____
  Total               (89)           545        (127)
Net interest income  $ 27           $372        $ 83

Interest income
_______________
Total interest and dividend income increased $811,000, or 18.9%, for the quarter ended March 31, 1995 as compared with the prior year period.

Loan interest and fee income increased $456,000, or 17.7%, for the quarter ended March 31, 1995 as compared with the prior year period as a result of the upward repricing of adjustable rate loans caused by higher interest rates and the growth in Prime based lending. Average loan balances increased $4.5 million, or 3.2%. The increase in average loan balances is a result of the Company's pursuit of the credit needs of small business. In the past year the Company embarked on a new commercial lending strategy designed to serve the credit needs of the small business and professional community.

Interest and dividends from securities increased $355,000, or 20.7%, for the quarter ended March 31, 1995 as compared with the prior year period as a result of increased yields on floating rate securities. Average portfolio yield grew to 6.05% for 1995 from 4.51% in 1994 as a result of both portfolio turnover and the upward repricing of floating rate securities. Average securities decreased $15.2 million, or 10.0%.

Interest expense
________________
Interest expense for the quarter ended March 31, 1995 increased $329,000, or 15.7%, as compared to the same quarter of the prior year as a result of increases in deposit yields and the cost of borrowings. Total average balances for deposits and borrowings decreased by $17.8 million, or 6.4%, for the period. Deposit expense increased $444,000, or 26.7%, as a result of higher yields on deposit accounts (savings accounts declined slightly), a change in deposit mix resulting from transfers from money market accounts into certificates of deposit accounts, and deposit growth of $10.7 million, or 4.7%. Bank deposit rates, particularly savings and money market rates, have lagged increases in Treasury yields over the past year. This lag has been a principal contributor to the increase in the Company's net interest margin. Interest expense on borrowings decreased by $115,000, or 26.7%, as a result of lower average balances (down $28.6 million, or 57.8%) which was offset by higher borrowing rates (up 256 basis points to 6.04% in 1995 from 3.48% in 1994). The Company's borrowing rates generally follow the one-month LIBOR index and are invested primarily in floating rate securities tied to the one-month LIBOR index.

Provision and Allowance for loan losses
_______________________________________
The Company provided $100,000 for loan losses during the quarter ended March 31, 1995, as compared with a provision of $60,000 in the prior year period.  The higher provision level is driven
by the Company's strategy to grow the portfolio.  During the fourth quarter of fiscal year 1994 the Company expanded its commercial lending staff and began actively pursuing the credit needs of small or mid-size companies, professional practices and start-up companies.  In 1993 and 1994 the Company was predominately engaged in residential mortgage lending.  The following table details
changes in the allowance for loan losses during the three month periods ended March 31:

                                      1995       1994
                                      ____       ____
(dollars in thousands)
Balance, beginning of period         $5,418     $5,370
Provision for losses                    100         60
Charge-offs                              -         (19)
Recoveries                               -           1
                                     ______      _____
Balance, end of period               $5,518     $5,412
Ratio of allowance for loan losses:
 to non-performing loans             104.67%   110.95%
 to total gross loans                  3.68      3.84

During the twelve month period from March 31, 1994 to 1995, total non-performing loans increased $394,000 and the reserve coverage to non-performing loans decreased, from 110.95% to 104.67%. For a discussion of non-performing loans see "Asset Quality and Portfolio Risk". Originations of residential mortgage loans (which are assigned lower formula reserves than other categories of loans), ongoing credit risk administration of seasoned commercial real estate and land loans, and their replacement with new commercial mortgage loans, continue to improve the risk profile of the portfolio. During this period the reserve coverage to total loans decreased slightly, to 3.68% at March 31, 1995 from 3.84% at March 31, 1994, as a result of loan growth.

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at March 31, 1995, is adequate. Should the economic climate begin to deteriorate, borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the FDIC in 1994. No additions to the allowance were requested from this examination.

Non-interest income
___________________
The following table details the principal categories of non-interest income for the three month periods ended March 31.

(dollars in thousands)               1995   1994  Inc(dec)   %
                                     ____   ____  _______   __
Service charges on deposit accounts $185    $175  $   10    5.7%
Securities gains, net                 30     157    (127) (80.9)
Gains (losses) on loans, net          -      (53)     53  100.0
Loan servicing fees                   31      32      (1)  (3.1)
Other                                 60      61      (1)  (1.6)
 Total non-interest income          $306    $372   $ (66) (17.7)

Service charges on deposit accounts increased $10,000, or 5.7%, reflecting pricing increases, new ATM related service fees and increased customer activity. During the quarter the Company realized a net gain of $30,000 from the sale $1,399,000 of marketable equity securities. These securities were designated as available-for-sale. The proceeds were used to repay short term borrowings. The Company curtailed its secondary market fixed rate mortgage loan origination activity in the first quarter of the current fiscal year in response to diminished profitability caused by declining volume and increasing lending rates. In the prior year period the Company had net losses of $53,000 which included realized gains of $13,000 on sales of $5.0 million and unrealized losses of $66,000 on loans held-for-sale. The slight decrease in loan servicing fees was a result of the decrease of the loan servicing portfolio during the 1995 fiscal year. At March 31, 1995 the loan servicing portfolio totaled $34.1 million compared to $36.9 million at March 31, 1994.

Operating expenses
__________________
The principal categories of operating expenses for the three month periods ended March 31 are as follows.

(dollars in thousands)             1995   1994   Inc(dec)   %
                                   ____   ____   _______    __
Salaries                         $  879  $  700   $ 179    25.6%
Employee benefits                   230     190      40    21.1
Occupancy                           206     216     (10)   (4.6)
Equipment                           142     108      34    31.5
Insurance                           182     176       6     3.4
Collection and real estate acquired 271     299     (28)   (9.4)
Marketing and shareholder relations  60      41      19    46.3
Legal and professional fees          71      99     (28)  (28.3)
Other operating                     259     263      (4)   (1.5)
                                   ____     ___     ___    ____
  Total operating expenses       $2,300  $2,092  $  208     9.9


Salaries expense increased for the quarter ended March 31, 1995 as compared with the prior year period due primarily to increases in staffing, primarily in lending and management, decreased expense deferral relating to lower mortgage loan origination activity and annual salary increases of approximately 3%. Employee benefits expense increased primarily as a result of increased medical benefits and taxes related to the increased salary and wages. Collection and real estate acquired expense decreased $28,000, or 9.4%, due primarily to reductions in non-performing assets.
Marketing and shareholders relations increased $19,000 or 46.3% as a result increases in both shareholders relations and marketing expenses. Changes in other operating expenses, including legal and professional, postage and phone, office and other, result from normal changes in operating activities and the out-sourcing of certain deposit operations activities.

Income taxes
____________
Due to the utilization of net operating loss carryforwards only minimum taxes are currently payable for federal and state purposes.
The Company's income tax expense of $12,000 for the quarter ended March 31, 1995 represents minimum federal and state taxes net of federal and state tax benefits of $193,000 and $61,000, respectively, from the utilization of net operating loss carryforwards. Similarly, the Company's income tax expense of $12,000 for the quarter ended March 31, 1994 represents minimum federal and state taxes net of federal and state tax benefits of $142,000 and $36,000, respectively, from the utilization of net operating loss carryforwards.

At March 31, 1995 the Company had Federal net operating loss carryforwards of approximately $7.9 million (expiring in 2007) and State net operating loss carryforwards of approximately $16.5 million (expiring in 1996 and 1997) which can be applied to reduce future Federal and State income taxes. At March 31, 1995 the Company also had capital loss carryforwards of approximately $15.6 million (expiring principally in 1996), which it does not expect to utilize because of the discontinuation of investing in marketable equity securities.

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. At June 30, 1994 the Company's net deferred tax asset valuation allowance was reduced by $800,000 to approximately 95% of the deferred tax asset. The reduction of future taxable income is based on estimated future taxable income for 1995. The Company feels that its projections are conservative and provide adequate support for the reduction in the valuation allowance.

For the nine month periods ended March 31, 1995 and 1994

Overview
________
The Company earned net income of $1,712,000, or $0.38 per share, for the nine months ended March 31, 1995. This compares with net income of $1,091,000, or $0.24 per share, for the same period ended March 31, 1994, an improvement of 57%. Non-interest income included securities gains of $226,000 for the period ended March 31, 1995 and $447,000 for the period ended March 31, 1994. The improvement in earnings was due to a 18% increase in net interest income driven by a 49 basis point increase in the net interest margin and a $6.0 million, or 2.1%, increase in average earning assets.
The growth in net interest income more than offset the decrease in gains on securities and loans and the increase in the provision for loan losses driven by the Company's strategy to grow the loan portfolio. Total non-interest expense increased $244,000, or 3.7% for the period ended 1995.

Analysis of net interest and dividend income
____________________________________________
Net interest and dividend income increased $1,204,000, or 18.3%, for the nine months ended March 31, 1995 as compared with the prior year period. This increase resulted from a 49 basis points increase in net interest margin (to 3.58% from 3.09%) and a $6.0 million, or 2.1%, increase in average earning assets. The improvement in net interest margin was driven the benefit, over the past year, from higher interest rates on the Company's assets which have repriced faster than deposit liabilities offset in part by the increase in the Bank's cost of funds. The growth in earning assets was achieved through leveraging the securities portfolio during fiscal year 1994 with floating rate assets.

The following table set forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the nine month periods ended March
31, 1995 and 1994.

Nine month    (dollars in thousands)
periods ended
March 31,    Average balance  Average rate       Interest
              1995     1994   1995    1994   1995    1994  Inc(dec)
              ____     ____    ____    ____  ____    ____  ________
Loans      $143,958  $143,184  7.89%   7.47% $8,523 $8,024   $499
Securities  145,979   140,712  5.71    4.49   6,248  4,742  1,506
            _______   _______  ____    ____  ______  _____  _____
  Total     289,937   283,896  6.79    6.00  14,771 12,766  2,005
Other
 assets     11,724     18,659
           _______    _______
TOTAL
ASSETS     $301,661  $302,555


NOW
 accounts    22,502    20,918  1.47   1.60      248    251     (3)
Money market
 accounts    76,633    87,775  2.70   2.73    1,549  1,802   (253)
Savings and
 other       45,463    43,082  2.63   2.70      896    852     44
Certificate
   of
deposits     89,779    75,435  4.47   4.01    3,009  2,269    740
            _______   _______  ____   ____    _____    ___    ___
 Total
 Deposits:  234,377   226,209  3.24   3.05    5,702  5,174    528
Borrowings   32,945    39,730  5.23   3.43    1,292  1,022    270
Interest-
 rate swaps    -         -      -      -         (1)    (4)     3
            _______   _______  ____   ____    _____   _____  _____
 Total      267,322   265,939  3.49   3.10    6,993   6,192   801
Demand
 deposits     7,140     5,586
Other
 liabilities  1,349     1,770
Shareholders'
 equity      25,850    29,260
            _______   _______
 Total
 liabilities
 and
 shareholders'
 equity    $301,661  $302,555

Net interest
 income                                      $7,778  $6,574  $1,204
Spread on
 interest-
 bearing
 funds                         3.30   2.89
Net interest
 margin                        3.58   3.09

Nine month    (dollars in thousands)
periods ended
March 31, (Continued)
                             Variance due to
                      Volume        Rate       Rate/vol
                      ______        ____       ________
Loans                 $ 43          $454        $  2
Securities             547         1,175        (216)
                      ____           ___         ____
  Total                590         1,629        (214)

NOW accounts            19           (20)         (2)
Money market accounts (229)          (28)          4
Savings and other       69           (23)         (2)
Certificate of
 deposits              431           259          50
                      ____          ____         ____
Total deposits        290            188          50
Borrowings           (174)           536         (92)
Interest-rate swaps    -              -            3
                     _____          ____         ____
  Total               116            724         (39)
Net interest income  $474           $905       $(175)

Interest income
_______________
Total interest and dividend income increased $2,005,000, or 15.7%, in the nine month period ended March 31, 1995 as compared with the prior year period.

Loan interest and fee income increased $499,000, or 6.2%, for the nine month period ended March 31, 1995 as compared with the prior year period, as a result of higher yields (to 7.89% from 7.47%) and a slight increase in average loans. The increase in average loan yield resulted primarily from upward portfolio repricing following the rise in interest rates over the past twelve months, and, to a lesser extent, changes in loan mix.

Interest and dividends from securities increased $1,506,000, or 31.8%, for the nine month period ended March 31, 1995 as compared with the prior year period as a result of a $5.3 million, or 3.7%, growth in average securities and increased yields of 122 basis points (to 5.71% from 4.49%). Asset growth was achieved during fiscal year 1994 through leveraging the portfolio with floating rate securities. Average yield increased as a result of both portfolio reinvestment at higher yields and the upward repricing of floating rate securities.

Interest expense
________________
Interest expense for the nine month period ended March 31, 1995 increased $801,000, or 12.9%, as compared to the prior year period as a result of both higher volume and increases in deposit yields and the cost of borrowings. Total average balances for deposits and borrowings increased by $1.4 million, or 0.5%, for the period. Deposit expense increased $528,000, or 10.2%, reflecting an increase of $8.2 million, or 3.6%, in average deposits coupled with a 19 basis point increase in the average cost of interest-bearing deposits (to 3.24% from 3.05%). The increase in average deposit yield resulted from an increase in certificate of deposit cost and the change in deposit mix resulting from transfers from money market accounts into certificates of deposit accounts offset in part by a decline in savings and money market account yields during the prior year. Bank deposit rates, particularly savings and money market rates, have lagged increases in Treasury yields over the past year and this lag has been a principal contributor to the increase in the Company's net interest margin.

Interest expense on borrowings increased $270,000, or 26.4%, as a result of higher borrowing rates (up 180 basis points to 5.23% from 3.43%) offset in part by a decrease in average borrowings, down
$6.8 million, or 17.1%. The Company's borrowing rates generally follow the one-month LIBOR index which fluctuates according to changes in the bond market.

Provision and Allowance for loan losses
_______________________________________
The Company provided $300,000 for loan losses during the nine months ended March 31, 1995, as compared with a provision of $148,000 in the prior year period.  The higher provision level is
driven by the Company's strategy to grow the portfolio and to concentrate on commercial lending.  During the fourth quarter of fiscal year 1994 the Company expanded its commercial lending staff
and began actively pursuing the credit needs of small or mid-size companies, professional practices and start-up companies.  In the past the Company was predominately engaged in residential mortgage lending.
The following table details changes in the allowance for loan losses for the nine month periods ended March 31:

                                      1995      1994
                                      ____      ____
(dollars in thousands)
Balance, beginning of period         $5,246     $5,331
Provision for losses                    300        148
Charge-offs                             (48)       (78)
Recoveries                               20         11
Balance, end of period               $5,518     $5,412
Ratio of allowance for loan losses:
 to non-performing loans             104.67%   110.95%
 to total gross loans                  3.68      3.84

For a discussion of the allowance for loan losses see "Three month periods ended March 31, 1995 and 1994 - Provision and Allowance for Loan Losses" above.

Non-interest income
___________________
The following table details the principal categories of non-interest income for the nine month periods ended March 31.

(dollars in thousands)               1995   1994 Inc(dec)   %
                                     ____   ____ _______   __
Service charges on deposit accounts  $581   $456   $125   27.4%
Securities gains, net                 226    447   (221) (49.4)
Gains on loans, net                     4     99    (95) (96.0)
Loan servicing fees                    94     81     13   16.0
Other                                 188    197     (9)  (4.6)
                                     ____    ___    ____  _____
  Total non-interest income        $1,093 $1,280   $(187) (14.6)

Service charges on deposit accounts increased $125,000, or 27.4%, reflecting pricing increases, new ATM service fees and increased customer activity. The net securities gains of $226,000 for the nine month period ended March 31, 1995 were realized on sales of $20.7 million of available-for-sale securities during the period. The net securities gains of $447,000 for the prior year period were realized on sales of $50.7 million of available-for-sale securities.
The Company curtailed its secondary market fixed rate mortgage loan origination activity in the first quarter of the current fiscal year in response to diminished profitability caused by declining volume and increasing lending rates. In the nine month period ended March 31, 1995 the Company realized a net gain of $4,000 on loan sales of $370,000, down from net gains of $99,000 in the prior year period, resulting from net realized gains of $165,000 on sales of $19.6 million offset in part by unrealized losses of $66,000 on loans held-for-sale.
The increase in loan servicing fees was driven by the growth of the loan servicing portfolio during the prior fiscal year.

Operating expenses
__________________
The principal categories of operating expenses for the nine month periods ended March 31 are as follows.

(dollars in thousands)             1995   1994    Inc(dec)    %
                                   ----   ----    -------     --
Salaries                          $2,483 $2,126     $357    16.8%
Employee benefits                    618    656      (38)   (5.8)
Occupancy                            561    598      (37)   (6.2)
Equipment                            424    325       99    30.5
Insurance                            529    528        1    (0.2)
Collection and real estate acquired  884  1,081     (197)  (18.2)
Marketing and shareholder relations  219    201       18     9.0
Legal and professional fees          241    267      (26)   (9.7)
Other operating                      863    796       67     8.4
                                   _____  _____     ____   _____
 Total operating expenses         $6,822 $6,578   $  244     3.7


Salaries expense increased for the nine months ended March 31, 1995 as compared with the prior year period due primarily to increases in staffing, primarily in lending and management, decreased expense deferral relating to lower mortgage loan origination activity and annual salary increases of approximately 3%. Employee benefits expense declined primarily as a result of a change from a defined benefit pension plan to a defined contribution 401k retirement savings plan. The Company curtailed its pension plan in September 1993 and adopted a 401k plan in April 1994. Equipment expense increased reflecting higher depreciation and maintenance expense associated with the ATM machines installed in late 1993 and early 1994, in seven branch facilities. Collection and real estate acquired expense decreased $197,000, or 18.2% as a result of the reductions in non-performing assets. Marketing and shareholder relations expense increased for the nine month period as a result increased annual meeting costs and additional administrative costs associated with the resumption of quarterly dividend payments, and increased advertising for new deposit products. Changes in other operating expenses, including legal and professional, postage and phone, office and other, result from normal changes in operating activities and the out-sourcing of certain deposit operations activities.

Income taxes
____________
Due to the utilization of net operating loss carryforwards only minimum taxes are currently payable for federal and state purposes. The Company's income tax expense of $37,000 for the nine month period ended March 31, 1995 represents minimum federal and state taxes net of federal and state tax benefits of $577,000 and $182,000, respectively, from the utilization of net operating loss carryforwards. Similarly, the Company's income tax expense of $37,000 for the same period ended March 31, 1994 represents minimum federal and state taxes net of federal and state tax benefits of $384,000 and $93,000, respectively, from the utilization of net operating loss carryforwards.

ASSET QUALITY AND PORTFOLIO RISK

Loans
_____
During the nine month period ended March 31, 1995 loans secured by residential real estate increased by $2.4 million to $103.2 million at March 31, 1995 and represent 68.6% of the Company's portfolio. They include one-to-four family residential mortgage loans of $93.6 million, five-or-more family residential mortgage loans of $2.5 million and home equity lines of credit of $7.1 million. Predominately all residential mortgage loans are adjustable rate. Non-residential real estate and land loans totaled $42.8 million at March 31, 1995, up
$3.2 million for the nine month period, and represent 28.4% of the Company's loan portfolio at March 31, 1995. They include land and land development loans of $9.7 million and commercial real estate mortgage loans of $33.1 million. Commercial and industrial loans totaled $2.4 million, or 1.6% of the loan portfolio, at March 31, 1995, up $1.3 million for the period. The remainder of the loan portfolio is represented by installment and collateral loans totaling $2.1 million, or 1.4% of the Company's portfolio.

Non-performing assets
_____________________
The following table summarizes changes in non-performing assets during the quarter ended March 31, 1995.

Three months ended                   Non-   Accruing loans  Accruing
March 31, 1995                     accrual   past due 90  restructured
(dollars in thousands)              loans   or more days      loans
                                   _______  ______________ ___________
Balance, beginning of quarter       $4,983    $ -           $ -
Increase (decrease) in non-accrual
 loans and accruing loans past
 due 90 or more days, net              318      565           -
Transfers to REA                      (108)     -             -
Net charge-offs and write-downs        -        -             -
Payments to improve REA                -        -             -
Collections and proceeds
 from sales of REA                    (479)    (7)            -
Gains on sales of REA, net             -        -             -
                                    ______    ______        ______
Balance, end of period              $4,714    $ 558         $ -


Three months ended March 31, 1995      Real              Total
(Continued)                            Estate         Nonperforming
                                      acquired           assets
                                    ___________    ___________________

Balance, beginning of quarter       $6,098            $11,081
Increase (decrease) in non-accrual
 loans and accruing loans past
 due 90 or more days, net             -                   883
Transfers to REA                       108                -
Net charge-offs and write-downs       (111)              (111)
Payments to improve REA                263                263
Collections and proceeds
 from sales of REA                    (932)            (1,418)
Gains on sales of REA, net              36                 36
                                    ______             _______
Balance, end of period              $5,462            $10,734

During the quarter ended March 31, 1995 non-performing assets decreased $347,000, or 3.13%, due principally to sales of real estate of $932,000 offset by net additions to non-performing loans and capital improvements to certain real estate acquired. Additions to non-accrual loans generally represent loans which had previously been classified on the Company's internally monitored list and had been adequately reserved.

The following table summarizes changes in non-performing assets during the nine month period ended March 31, 1995.

Nine months ended                    Non-   Accruing loans  Accruing
March 31, 1995                     accrual   past due 90  restructured
(dollars in thousands)              loans   or more days      loans
                                   _______  ______________ ___________
Balance, beginning of year          $4,170    $ 379         $ -
Increase (decrease) in non-accrual
 loans and accruing loans past
 due 90 or more days, net            1,584      357           -
Transfers to REA                      (369)     -             -
Net charge-offs and write-downs        (48)     -             -
Payments to improve REA                 -       -             -
Collections and proceeds
 from sales of REA                    (623)    (178)          -
Gains on sales of REA, net             -        -             -
                                    ______    ______        ______
Balance, end of period              $4,714    $ 558         $ -


Nine months ended March 31, 1995       Real              Total
(Continued)                            Estate         Nonperforming
                                      acquired           assets
                                    ___________    ___________________

Balance, beginning of quarter       $9,136            $13,685
Increase (decrease) in non-accrual
 loans and accruing loans past
 due 90 or more days, net             -                 1,941
Transfers to REA                       369                -
Net charge-offs and write-downs       (733)              (781)
Payments to improve REA                961                961
Collections and proceeds
 from sales of REA                  (4,891)            (5,692)
Gains on sales of REA, net             620                620
                                    ______             _______
Balance, end of period              $5,462            $10,734

During the nine month period ended March 31, 1995, non-performing assets decreased $3.0 million, or 21.56%, due principally to sales of real estate offset by net additions to non-performing loans and capital improvements to real estate acquired.

The following table details the composition of non-performing assets at March 31, 1995.

Non-Performing Assets                Non-     Accruing loans   Restruc-
(dollars in thousands)              accrual     past due 90     tured
                                     loans    or more days     loans(a)
                                    _______   _____________    ________
Real estate:
 Residential                        $2,868       $ 558           $ -
 Commercial                          1,103          -              -
 Land and land development             737          -              -
Collateral and
 installment loans                       6          -              -
Valuation reserve                      -            -              -
                                    ______       _____           _____
 Totals                             $4,714       $558            $ -
Percent of total assets

Non-Performing Assets (cont'd)

                                Real estate acquired
                                ____________________        Total non-
                           In-substance          Valuation  performing
                            foreclosed   Owned     reserve    assets
                           ____________  _____   _________   _________
Real estate:
 Residential                $  -        $  934     $  -      $ 4,360
 Commercial                    -           706        -        1,809
 Land and land development   3,005       1,846        -        5,588
Collateral and
 installment loans             -           -          -            6
Valuation reserve              -           -       (1,029)    (1,029)
                            ______       _____     ______     ______
 Totals                     $3,005      $3,486    $(1,029)   $10,734
Percent of total assets                                        3.64%

(a) Includes accruing troubled debt restructurings.

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure.
Many of the real estate loans classified as in-substance foreclosed involve bankruptcy and legal proceedings, which, in general, have significantly delayed recovery periods. Included in in-substance foreclosed real estate are two loans with a carrying value of $3.0 million to two principal shareholders of the Company, both of whom are in bankruptcy. The Company has instituted foreclosure and legal actions and has charged off approximately $5.3 million against such loans. Included in land and land development real estate owned is a 34 lot residential sub-division with a carrying value of $1.2 million which the Company is developing under a joint venture with a residential construction firm. The Company expects to recover its carrying value and future site development costs through sales of lots over the next two-to-three years. The Company actively markets all real estate owned and during the nine month period ended March 31, 1995 sold $4.9 million of real estate from which net gains of $620,000 were realized. During the nine month period ended March 31, 1995 the Company added $733,000 to the REA valuation reserve and charged-off
$71,000 against the reserve.  The REA valuation reserve, which at March
31, 1995 totaled $1,029,000, or 15.9% of real estate acquired, cushions the Company against further declines in real estate values. There continues to be an oversupply of commercial and residential real estate in New England and any further decline in the real estate market could adversely affect the market values of the Company's real estate acquired which could require additional provisions to the valuation reserve and reductions in the carrying values of properties.

FINANCIAL CONDITION

Total assets declined $20.3 million, or 6.44%, to $294.9 million over the nine month period ended March 31, 1995. This decline resulted from down sizing the securities portfolio, through securities sales and principal repayments, and from sales of real estate acquired, offset in part by net loan growth. During the nine month period ended March 31, 1995 net securities declined $24.5 million, or 15.92%, and real estate acquired decreased by $3.7 million, or 40.2%, while net loans increased $6.8 million, or 4.91%.

The securities portfolio consists primarily of collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"), and to a lesser extent, agency obligations and marketable equity securities. There are no structured notes, inverse floaters, or interest-only or principal-only strips in the portfolio. At March 31, 1995 49.3% of the portfolio was invested in fixed rate securities, principally CMOs and MBSs. The fixed rate portfolio had a consensus weighted average duration and life of 3.8% and 4.8 years, respectively. Fixed rate CMOs and MBSs are generally in securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. At March 31, 1995 49.5% of the portfolio was invested in floating rate CMOs and MBSs which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate portfolio had a consensus weighted average duration and life of -0.3% and 14.8 years, respectively. The floating rate securities are tied to several indices including the eleventh district cost of funds index ("EDCOFI"), one-month LIBOR and Treasury indices. Securities tied to EDCOFI are match funded with core deposits while securities tied to the one-month LIBOR index and Treasury indices are matched against borrowings whose rates generally follow the one-month LIBOR index. The remaining 1.2% of the portfolio at March 31, 1995, was represented by Federal Home Loan Bank stock.

At March 31, 1995, securities totaling $121.7 million, or 94.1%, were classified held-to-maturity and securities totaling $7.6 million, or 5.9%, were classified available-for-sale.

During the first and second quarters of the current fiscal year the Company restructured the securities portfolio. Adjustable rate MBSs totaling $15.7 million and a corporate bond, both classified available-for-sale, were sold and the proceeds used to repay short term borrowings whose rates had repriced higher than the MBSs. The Company realized a loss of $491,000 on the sale of the MBSs which was offset by a gain of $686,000 on the sale of the corporate bond. In addition, the Company transferred securities with a fair value of $92.2 million from available-for-sale to held-to-maturity pursuant to a change in investment strategy. All held-to-maturity securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Transfers from available-for-sale to held-to-maturity were made at fair value at the time of transfer. Included in shareholders' equity at March 31, 1995 is an adjustment of $4,440,000, representing net unrealized holding losses at the time of transfer adjusted for subsequent principal amortization. No provision for deferred taxes has been applied against the adjustment for net unrealized holding losses in shareholders' equity because of the availability of the Company's net operating loss carryforwards. During the quarter ended March 31, 1995 the Company also sold $1.4 million of marketable equity securities and realized a net gain of $30,000. At March 31, 1995, the Company's remaining equity portfolio consisted of stock issued by the Federal Home Loan Bank of Boston and the Federal National Mortgage Association, both held pursuant to membership requirements.

The rise in Treasury yields from early 1994 to date has resulted in a decline in fair market value of the Company's securities portfolio. At March 31, 1995 net unrealized losses on both securities available-for-sale and held-to-maturity totaled $4.4 million.
Changes in the fair market value of the portfolio results from changes in both portfolio duration and yield from the time the securities were purchased. There are no credit losses in the portfolio and all unrealized gains and losses are expected to reverse as securities approach maturity. Accordingly, the Company does not expect to realize these losses. Refer to "Capital Resources" for a discussion of the impact of unrealized holding losses on securities on shareholders' equity.

Net loans increased $6.8 million, or 4.91%, during the nine month period ended March 31, 1995, as loan originations exceeded principal repayments. During this period the Company originated $26.8 million and purchased $819,000 in loans.

In conjunction with the securities portfolio restructuring discussed above, during the second quarter the Company raised $14 million in certificates of deposit and used the funds to repay short term borrowings and lengthen deposit maturities. During the nine month period total deposits increased $10.6 million, or 4.50%, and borrowings decreased $33.8 million, or 65.13%. In addition to the second quarter certificate of deposit promotion, the rise in certificate of deposit rates over the past year has resulted in a change in deposit mix through transfers from lower yielding money market and savings accounts into higher yielding certificates of deposit. Certificate of deposits have increased $36.2 million, or 48.01%, with savings and money market declining $5.3 million and $18.9 million, respectively.


LIQUIDITY

The Company manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The primary sources of liquidity for the Company are principal payments and maturities of securities and loans, short term borrowings through repurchase agreements, Federal Home Loan Bank advances, net deposit growth, funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. In August 1994 the Company became a member of the Federal Home Loan Bank of Boston, greatly enhancing the Company's funds management and liquidity management alternatives.

Operating activities for the nine month period ended March 31, 1995 provided net cash flows of $3.9 million, an increase of $1.0 million as compared with the prior year period, reflecting the improved core earnings of the Company, gains in real estate acquired sales and the reduction in the loans held-for-sale. Investing activities provided net cash flows of $20.7 million principally from securities principal repayments, sales of available-for-sale securities and sales of real estate acquired, offset in part by net loan advances. Funds provided by investing and operating activities, together with a net increase in deposits, were used to reduce short term borrowings by $33.8 million, pay dividends to shareholders and increase cash and cash equivalents by $1.3 million.

At March 31, 1995, the Company's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and unused borrowing capacity, to net deposits and short term unsecured liabilities, was 64.8%, well in excess of the Company's minimum guideline of 15%. At March 31, 1995, the Company had outstanding commitments to fund new loan originations of $6.4 million, construction mortgage commitments of $0.9 million and unused lines of credit of $5.8 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


INTEREST RATE SENSITIVITY

At March 31, 1995, the Company had a negative cumulative one year gap of $20.4 million, or 6.9% of assets, and, as a result, the net interest margin could be adversely affected by a sudden increase in interest rates. For the purposes of this analysis, money market, savings and NOW deposit accounts have been included in the within one year category, however, the elasticity of these accounts cannot be tied to any one time category.

However, for the nine month period ended March 31, 1995 the Company's net interest margin increased 49 basis points as compared with prior year period, driven by the benefit, over the past year, from higher interest rates on the Company's adjustable rate assets which have repriced faster than deposit liabilities. The Company's deposit rates, in particular savings and money market rates, have lagged increases in Treasury yields over the past year and this lag has been a principal contributor to the increase in the Company's net interest margin.

The low interest rate environment prior to 1994 contributed to a shortening of deposit liabilities, as maturing certificates of deposits were rolled over into more liquid savings and money market accounts. The Company has benefited from this favorable deposit mix over the past year as certificate of deposit rates began to rise while money market and savings rates remained substantially unchanged. Over the past nine months deposit liabilities have once again began to lengthen as the rate differential between money market rates and certificate of deposit rates has widened. Rates on certificates of deposit have increased significantly and resulted in transfers from money market accounts into certificates of deposit. This trend is expected to continue and will adversely impact the Company's net interest margin. Furthermore, a sudden increase in yields on money market and savings accounts would adversely impact the Company's net interest margin. However, the Company believes that this effect will be offset over time as the Company's 1-year adjustable rate mortgage loans continue to reprice upwards and as cash flows from securities and non-performing assets are reinvested into higher yielding loans.

As evidenced by the past year, a significant factor in determining the Company's ability to maintain its spread in a changing interest rate environment is its ability to manage its core deposit rates. Essentially all of the Company's deposit base is composed of local retail deposit accounts which tend to be somewhat less sensitive to moderate interest fluctuations than other funding sources and, therefore, provide a reasonably stable and cost-effective source of funds. The Company also structures its loan and securities portfolios to provide for portfolio repricing consistent with its interest rate risk objectives.


CAPITAL RESOURCES

Stockholders' equity and book value per share were $26,475,000 and $5.90, respectively, at March 31, 1995, up $1,381,000 and $0.31, respectively, from June 30, 1994. Although the Company earned net income of $1,712,000, or $0.38 per share, for the period, this was offset by a $151,000 increase in the adjustment to shareholders' equity for net unrealized holding losses on securities and dividends of $180,000. The Company commenced paying a $.02 quarterly dividend in the first quarter and during the nine month period ended March 31, 1995 total dividends of $0.04 per share have been declared and paid. On April 20, 1995 the Company declared a $.02 third quarter dividend. Stockholders' equity at March 31, 1995 included an adjustment for unrealized holding losses of $4.4 million on securities transferred from available-for-sale to held-to-maturity and net unrealized holding gains of $126,000 on securities available-for-sale.

The change in unrealized holding gains and losses on securities transferred to held-to-maturity and securities available-for-sale resulted from the significant rise in interest rates which began in early 1994. Refer to "Financial Condition" for a discussion of the Company's securities portfolio and investment strategy. Although fair market values of the Company's securities declined during 1994, the Company's net interest margin has increased as discussed earlier. Thus, although the mark-to-market accounting treatment prescribed by SFAS 115 for securities has caused shareholders equity to fluctuate in response to movements in interest rates, the Company does not believe that this accounting treatment will necessarily adversely impact future earnings.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 1995 the Company's leverage capital ratio was 10.12% and its tier I and total risk-based capital ratios were 19.91% and 21.19%, respectively. At March 31, 1995 the Bank's leverage capital ratio was 10.06% and its tier I and total risk-based capital ratios were 19.78% and 21.06%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
_________
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the nine month period ended March 31, 1995 is $1,784,000. At the request of the State of Connecticut Department of Banking, the Board of Directors of the Bank adopted a resolution which requires the Bank to obtain regulatory approval prior to declaring any dividends. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

On September 27, 1994 the Company resumed the payment of quarterly dividends and dividends of $0.02 were payable to shareholders of record on October 7, 1994 and December 31, 1995, for a total dividend of $0.04 for the nine months ended March 31, 1995. On April 20, 1995 the Company declared a $.02 third quarter dividend payable to shareholders of record on May 1, 1995. Prior to October 1994 the Company had not paid cash dividends since August 1990, at which time the Company paid a dividend of $0.15 per Common Share. The Company believes that the payment of cash dividends to its shareholders is appropriate, provided that such payment considers the Company's capital needs, asset quality, and overall financial condition and does not adversely affect the financial stability of the Company or the Bank. The continued payment of cash dividends by the Company will be dependent on the Company's future core earnings, financial condition and capital needs, regulatory restrictions, and other factors deemed relevant by the Board of Directors of the Company.

PART II.    OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

As of March 31, 1995, Mr. Ronald Strol, a principal shareholder
(a beneficial owner of more than five percent of the Company's Common Stock), had principal indebtedness to the Bank totaling approximately $8.1 million. In 1989 and 1990, the Bank instituted foreclosure actions against Mr. Strol, among others, seeking the foreclosure of certain mortgages which had been given as collateral for some of the indebtedness owed by Mr. Strol to the Bank. On March 28, 1991, Mr. Strol filed a petition for relief under Chapter 11 of the United
States Bankruptcy Code. On March 4, 1993 the case was converted to one under Chapter 7, and an interim Chapter 7 trustee has subsequently been appointed. The Bank has moved in the bankruptcy court to compel Mr. Strol to turn over estate properties to the interim trustee, and that motion was granted by the bankruptcy court in June 1993. The Bank continues to act to protect its interest in these bankruptcy proceedings, however, there is no assurance that the Bank will recover from Mr. Strol the full amount of the indebtedness owed by Mr. Strol to the Bank. While the Bank does not comment on specific reserves on individual loans the Bank believes that it has adequately reserved against the indebtedness owed by Mr. Strol to the Bank.

As of March 31, 1995, Mr. Dominic Peburn, a principal shareholder, had principal indebtedness to the Bank totaling approximately $2.7 million.

The Bank has instituted foreclosure actions against Mr. Peburn seeking the foreclosure of mortgages given as collateral for indebtedness owed by Mr. Peburn to the Bank. Judgements of strict foreclosure have been entered by the court concerning these mortgages and the Bank has taken title to certain of these properties. The Bank has filed motions seeking deficiency judgements and otherwise acted to protect the Bank's interests in these foreclosure proceedings. There is no assurance, however, that the Bank will recover from Mr. Peburn the full amount of the indebtedness owed by Mr. Peburn to the Bank. While the Bank does not comment on specific reserves on individual loans the Bank believes that it has adequately reserved against the indebtedness owed by Mr. Peburn to the Bank.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


Item 5.     OTHER INFORMATION

            None


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            11.   Computation of earnings per share.

      (b)   Report on Form 8-K.

            None

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEWMIL BANCORP, INC.


May 11, 1995                  By        /s/ Anthony J. Nania
                                ____________________________
                                    Anthony J. Nania,
                                    Chairman of the Board and
                                    Chief Executive Officer



May 11, 1995                  By        /s/ B. Ian McMahon
                                ____________________________
                                    B. Ian McMahon,
                                    Chief Financial Officer

                            Exhibit 11

                        NEWMIL BANCORP, INC.
                 COMPUTATION OF EARNINGS PER SHARE

(in thousands except per            Three months     Nine months
 share amounts)                        ended            ended
                                     March 31,        March 31,
                                    1995    1994     1995     1994

Net Income
__________
Net income -
primary and fully diluted            $574    $406    $1,712    $1,091

Weighted Average Common and
Common Equivalent Stock
___________________________
Weighted average common
 stock outstanding                  4,486   4,485     4,486     4,485
Assumed conversion as of the
 beginning of each period or
 upon issuance during a period
 of stock options outstanding
 at the end of each period            229     131       204        98
Assumed purchase of treasury
 stock options outstanding
 at the end of each period           (177)   (103)     (154)      (73)
Weighted average common and         ______   _____     _____     _____
 common equivalent stock
 outstanding - primary              4,538   4,513     4,536     4,510

Weighted average common stock
 outstanding                        4,486   4,485     4,486     4,485
Assumed conversion as of the
 beginning of each period or
 upon issuance during a period
 of stock options outstanding
 at the end of each period            255     158       252       125
Assumed purchase of treasury
 stock during each period
 with proceeds from conversion
 of stock options outstanding
 at the end of each period           (213)   (156)     (210)     (126)
Weighted average common and          _____   _____     _____     _____
 common equivalent stock
 outstanding - fully diluted        4,528   4,487     4,528     4,484

Earnings Per Common and
Common Equivalent Share
_____________________________
Primary                             $0.13    $0.09     $0.39    $0.24
Fully diluted                       $0.13    $0.09     $0.38    $0.24