Form 10-K
period 1995-06-30
NEWMIL BANCORP INC
filed 1995-09-27
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended June 30, 1995
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    Commission file number 0-16455
                         NEWMIL BANCORP, INC.
        (Exact name of registrant as specified in its charter)
                Delaware                      06-1186389
      (State or other jurisdiction         (I.R.S. Employer
    of incorporation or organization)     Identification No.)
     19 Main Street, New Milford, CT             06776
(Address of principal executive offices)      (Zip code)
                            (203) 354-4411
         (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, par value  $.50 per share
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock, as of September 1, 1995, is $29,765,985. The number of shares of Common Stock outstanding as of September 1, 1995, is 4,492,979.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated September 20, 1995 for the 1995 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).

                           TABLE OF CONTENTS
                                                                  Page
                                PART I

Item 1.   BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . 14

Item 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . 15

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . 15

                                PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . 16

Item 6.   SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . 16

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . 18

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . 39

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . 68

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . 69

Item 11.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . 69

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . 69

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . 69

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . 70


                                 PART I

Item 1.   BUSINESS

The Company and the Bank

NewMil Bancorp, Inc., (the "Company"), a Delaware corporation, is the registered bank holding company for New Milford Savings Bank ("the Bank"), a wholly-owned subsidiary. The Company's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is the Company's only subsidiary and its primary investment. The net income of the Company is presently derived from the business of the Bank. Future establishment or acquisition of subsidiaries by the Company is possible. Nevertheless, it is expected that the Bank will account for most of the Company's net income in the foreseeable future. The Bank is a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut.

Banking Services

The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank offers both consumer and commercial deposit accounts, including checking accounts, interest bearing "NOW" accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts. The Bank offers 24-Hour banking through automated teller machines in seven branches.

The Bank offers a broad range of mortgage and consumer loans to the residents of its service area including residential mortgages, home equity credit lines and loans, installment loans and collateral loans. The Bank offers a broad range of mortgage and commercial loans to the companies and small businesses of its service area including lines of credit, term loans, Small Business Administration lending, commercial real estate mortgages, and construction and development mortgages. In addition, the Bank offers services including money orders, travelers' checks and safe deposit boxes. Although empowered, the Bank is not currently offering trust services.

Market Area

The Bank conducts its business through 12 offices located throughout its service area, principally Litchfield County and northern Fairfield County. The Bank's service area, which has a population of approximately 70,000, enjoys a balance of manufacturing, trade, and service employment and is home to a number of Fortune 500 companies. Although the Bank's primary market area is Litchfield and northern Fairfield counties, the Bank does have depositors and borrowers that live outside of these areas.

Connecticut adopted legislation in 1990 which effectively provides for full interstate banking effective immediately. Accordingly, out-of-state banking institutions may now acquire Connecticut banks so long as the home state of the acquiring institution would allow ("reciprocity") a Connecticut institution to acquire a bank in that state. A federal law adopted in 1994 enables out-of-state banking institutions to make acquisitions in Connecticut regardless of reciprocity. The same federal law permits interstate mergers of banking institutions as of June 1, 1997, unless a state elects to prohibit such mergers, or elects to allow such mergers sooner. The federal legislation also allows states to elect to authorize in that state "de novo" branching of out of state institutions. Connecticut has recently adopted legislation that permits interstate mergers and "de novo" branching immediately, provided that the target institution of a merger proposal is at least five years old and that no transaction will result in a concentration in any one institution of more than 30% of the state's total deposits. The impact of expected further competition under the new interstate banking laws
cannot be determined at this time.   The Company may consider expansion
within or outside of New England provided appropriate opportunities and conditions exist.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

For a table and discussion of the average balances, interest rates and interest differential of the Company for the years 1995, 1994 and 1993, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 19 through 22 and pages 26 and 27. For a table and discussion of an analysis of the effect on net interest income of volume and rate changes on the Company for 1995 over 1994 and 1994 over 1993, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 19 through 22 and pages 26 and 27. In this analysis, the change due to volume was calculated as the change in average balance multiplied by the prior year's weighted average rate, the change in rate was calculated as the change in average rate multiplied by the prior year's average balance, and the change in rate/volume was calculated as the change in average rate multiplied by the change in average balance. Principal amounts of non-accruing loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on non-accruing loans is included in income only to the extent that cash payments have been received.

Securities

The composition, maturity distribution and weighted average yields of securities available-for-sale at June 30 were as follows:

(dollars in thousands)                  Carrying  Market
                                        Value     Value   Yield
June 30, 1995(a)
U.S. Treasury and Government
  Agency Obligations
    Within 5 years                     $  1,018  $  1,018  8.01%
Mortgage backed securities                4,149     4,149  8.88
Collateralized mortgage obligations         388       388  7.70
Federal Home Loan Bank Stock              1,547     1,547  6.21
  Total Securities Available-for-sale  $  7,102  $  7,102  8.11

June 30, 1994
U.S. Treasury and Government
  Agency Obligations
    After 5 but within 10 years        $    916  $    916  6.17%
Mortgage backed securities               35,101    35,101  4.77
Collateralized mortgage obligations      81,234    81,234  5.73
Other bonds and notes
  After 1 but within 5 years                650       650  7.00
Marketable equity securities              1,240     1,240  5.57
  Total Securities Available-for-sale  $119,141  $119,141  5.38

June 30, 1993(b)
Mortgage backed securities             $ 72,891  $ 72,891  5.67%
Collateralized mortgage obligations      45,717    45,717  5.27
Other bonds and notes
  After 5 but within 10 years               300       300  7.00
Marketable equity securities              1,801     1,801  3.99
  Total Securities Available-for-sale  $120,709  $120,709  5.50

The composition, maturity distribution and weighted average yields of securities held-to-maturity at June 30 were as follows:

(dollars in thousands)                 Carrying  Market
                                       Value     Value     Yield
June 30, 1995(a)
U.S. Treasury and Government
  Agency Obligations
    After 5 but within 10 years        $    915  $    983  6.13%
Mortgage backed securities               20,245    20,158  6.37
Collateralized mortgage obligations      98,932    98,807  6.53
  Total Securities Held-to-maturity    $120,092  $119,948  5.38

June 30, 1994
Mortgage backed securities             $  9,985  $  9,509  6.36
Collateralized mortgage obligations      24,620    23,186  5.96
  Total Securities Held-to-maturity    $ 34,605  $ 32,695  6.07

(a) During 1995 the Company transferred securities with a fair value of $92,231,000 from available-for-sale to held-to-maturity pursuant to a change in investment strategy.
(b) Effective June 30, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") which requires that all securities be classified as either available-for-sale, held-to-maturity or trading. See "Note 1 - Summary of significant Accounting Policies - Securities" in the 1995 Annual Report.

For information concerning securities portfolio activities see
"Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Results of Operations" on pages 21, 22 and 26, "Financial Condition" on pages 32 and 33 and "Note 2 -
Securities" on pages 48 and 49.

Loans

The Bank offers a broad range of mortgage and consumer loans to the residents of its service area including residential mortgages, home equity credit lines and loans, installment loans and collateral loans. The Bank also offers a broad range of mortgage and commercial loans to the companies and small businesses of its service area including lines of credit, term loans, Small Business Administration ("SBA") lending, commercial real estate mortgages, and construction and development mortgages.

The Bank offers both adjustable-rate and fixed-rate residential mortgage loans for the purchase or refinancing of residences with amortization periods up to 30 years. The Bank's adjustable-rate mortgages have generally provided for annual adjustments of interest based on either an underlying United States Treasury Securities Index or the Bank's base rate. Initial rates during the first year on adjustable-rate mortgages are frequently at a discount from fully indexed contractual rates. Currently, the maximum interest rate increase per year contractually permitted on the Bank's adjustable-rate mortgages is 2% and the maximum increase over the life of the mortgage is 6%.

While the interest received by the Bank on an adjustable-rate residential mortgage loan will change during the life of the loan, generally annually, the interest rates which must be paid by the Bank to attract and retain deposits will generally change more frequently than annually. Therefore, in times of rising interest rates, the net return which the Bank would expect from its adjustable-rate mortgages may be reduced. The Bank's residential mortgage loans are conservatively underwritten based on the borrower's income in accordance with secondary market standards.

Because of the risks to the Bank of owning fixed-rate loans at times of rising interest rates, during which time competitive pressures require that the Bank increase the rates of interest it pays on its deposits, the Bank's current policy is to limit the amount of fixed-rate residential mortgage loans in its loan portfolio. The Bank is an approved FNMA seller and servicer and current fixed-rate residential mortgage loans are being underwritten to FNMA standards. The Bank sells the majority of its originations of conforming fixed rate residential mortgage loans to the secondary market with servicing retained by the Bank.

In evaluating a potential residential mortgage borrower, the Bank considers a number of factors, including the creditworthiness of the borrower, the capacity of the borrower to repay the loan, an appraisal of the property to be mortgaged and a review of the loan to value ratio. In general, real estate values in the Bank's service area for single-family homes and condominiums have stabilized during the past two years but market conditions remain soft. The Bank believes that this period of stable values has had the same stabilizing effect on the delinquency rate in the Bank's residential mortgage portfolio. Should values for condominiums decline and values for single-family homes show decrease, then the Bank's residential mortgage portfolio could be adversely affected. Loans with a loan-to-value ratio of more than 80% at issuance are insured by nationally rated private mortgage insurers. The Bank does not currently underwrite new mortgages with a loan-to-value ratio of greater than 95%.

Loans collateralized by commercial properties, including multi-family residential properties, can involve greater credit risks than one- to four-family residential mortgage loans. The commercial real estate business is cyclical and subject to downturns, over-building, fluctuations in market value and local economic conditions. Typically, such loans are substantially larger than one- to four-family residential mortgage loans. Because repayment is often dependent on the cash flow of a successfully operated or managed property, repayment of such loans may be more susceptible to adverse conditions in the real estate market or the economy generally than is the case with residential mortgages.

Construction mortgages generally involve a higher risk of loss than loans collateralized by improved real estate because of the completion risk of the project. Moreover, because of the uncertainties inherent in estimating construction costs, delays, labor problems, material shortages and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total amount required to complete a project and the related loan-to-value ratios. Furthermore, in the event of foreclosure on an unfinished project, the Bank must either incur the burden, delay and uncertain cost of finishing the construction or, alternatively, it may be forced to liquidate the collateral at an unfavorable price due to its incomplete state. During periods of rising interest rates, borrowers' cash reserves are strained, usually at the same time market conditions for sales deteriorate.

The Bank offers unsecured commercial loans, generally adjustable-rate loans with the adjustment of interest based on the Prime Rate plus a spread. The Bank has been conservative in its underwriting standards for this market to assure the quality of loans in the portfolio. The Bank also offers SBA loans. Both of these loan products are targeted for, and tailored to the needs of, the local business and professional community in the Bank's market area.

The Bank makes collateral and installment loans, including home equity lines of credit, home equity loans, automobile and other personal loans. While the Bank offers fixed rates on its consumer loans and home equity loans, its home equity lines of credit are generally offered at a spread over the prime rate. Home equity loans and lines of credit have risks similar to those associated with residential mortgages discussed above.

For further information on the composition and quality of the loan portfolio see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Asset Quality and Portfolio Risk" and "Financial Condition" on pages 29 through 31.

The following table sets forth information on the composition of the Bank's loan portfolio by loan type as of June 30 for the past five years (in thousands):

                        1995     1994    1993     1992     1991
Real Estate Mortgages:                                      (a)
 Residential
   1-4 family        $ 98,766 $ 94,836 $ 88,592  $ 75,242
   5-more family        3,171    3,199    7,934     7,906
 Commercial            29,068   23,556   23,490    16,972
 Land                   9,524   11,833   13,148    19,767
 Home equity credit     7,785    7,367    6,672     6,456
   Total mortgage
    loans             148,314  140,791  139,836   126,343  153,580
Commercial and
 industrial             3,201      708     -        -
Installment               284      256      692       486      902
Collateral and other    1,903    1,497    1,782     1,897    2,417
 Total loans, gross   153,702  143,252  142,310   128,726  156,899
Deferred loan
 origination (fees)
 costs, net              (431)    (386)   (100)        64       80
Allowance for loan
 losses                (5,372)  (5,246)  (5,331)   (5,753)  (4,006)
   Total loans, net  $147,899 $137,620 $136,879  $123,037 $152,973

(a) The Company revised its loan classifications during fiscal year 1992. Certain information is not available for the 1991 fiscal year.

The following tables reflect the loan portfolio maturity distribution as of June 30, 1995 (in thousands); non-accrual loans have been presented in the after 5 years category:

                             Within   After
                             Within   1-5      5
                             1 year   years    years     Total
Real Estate Mortgages:
  Residential
    1-4 family               $ 2,846  $ 5,768  $ 90,152  $ 98,766
    5-more family                238      440     2,493     3,171
  Commercial                   6,236    3,624    19,208    29,068
  Land                         1,648    1,781     6,095     9,524
Home equity credit lines       1,515    2,732     3,538     7,785
Commercial and industrial        640      876     1,685     3,201
Installment                      134       87        63       284
Collateral and other           1,903      -         -       1,903
  Total loans, gross         $15,160  $15,308  $123,234  $153,702

The following table shows as of June 30, 1995 the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates (in thousands):

                                    Fixed    Adjustable
                                 interest      interest
                                    rates         rates
Real Estate Mortgages:
 1-4 family residential           $13,419      $ 82,501
 5-more family residential            181         2,752
 Commercial                           726        22,106
 Land                                 194         7,682
Home equity credit lines              -           6,270
Commercial and industrial             889         1,672
Installment                           150           -
Collateral and other                  -             -
  Total loans, gross              $15,559      $122,983

The following table sets forth non-performing loans as of June 30, for the last five years (in thousands):

                           1995    1994    1993    1992    1991
Non-accruing loans         $4,632  $4,170  $4,518  $4,787  $15,630
Accruing loans past due
 90 days or more               34     379     329      78    4,417
Accruing restructured
 loans                          -       -       -     388        -
   Total non-performing
   loans                   $4,666  $4,549  $4,847  $5,253  $20,047

For information on the reduction in interest income associated with non-accrual loans as of June 30, 1995 see "Note 4 - Non-Performing Assets" on pages 51 and 52. For discussion of the Bank's policy for placing loans on non-accrual status refer to "Note 1 - Summary of Significant Accounting Policies - Loans" on pages 45 and 46. For information concerning loan portfolio composition and concentrations see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Financial Condition" and on page 31.

Summary of Loan Loss Experience

The following table sets forth changes in the allowance for loan losses and other selected statistics for the five fiscal years ended June 30 (dollars in thousands):

                           1995    1994   1993    1992     1991
Balance at beginning of
 period                    $5,246  $5,331 $5,753  $ 4,006  $1,361
Provision for loan losses     400     208    450   11,036   4,850
Charge-offs:
 Real estate mortgages        294     294    835    9,287   2,001
 Commercial and industrial    -       -      -        -       -
 Consumer loans                 1      14     44        7     231
   Total charge-offs          295     308    879    9,294   2,232
Recoveries:
 Real estate mortgages         20       4    - 1      -       -
 Commercial and industrial    -       -      -        -       -
 Consumer loans                 1      11      6        5      27
   Total recoveries            21      15      7        5      27
Net charge-offs               274     293    872    9,289   2,205
Balance at end of period   $5,372  $5,246 $5,331  $ 5,753  $4,006
Ratio of net-charge-offs
 to average loans
 outstanding               0.19%   0.21%  0.64%   6.30%    1.37%

For a discussion of the factors considered by management in determining the provision for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations - Provision and Allowance for Loan Losses" on pages 22 and 23.

The following table sets forth the allocation of the allowance for loan losses among the broad categories of the loan portfolio and the percentage of loans in each category to total loans at June 30, for the past three years. Although the allowance has been allocated among loan categories for purposes of the table, it is important to recognize that the allowance is applicable to the entire portfolio. Furthermore, charge-offs in the future may not necessarily occur in these amounts or proportions.

                                  1995                1994
                          Allowance Loans(a)  Allowance  Loans(a)
Real Estate Mortgages
 1-4 family residential      $1,466   64.26%     $1,684    66.23%
 5-more family residential      725    2.06         756     2.23
 Commercial                   1,865   18.91       1,439    16.43
 Land                           781    6.20       1,220     8.25
 Home equity credit lines        83    5.06          97     5.15
   Total mortgage loans       4,920   96.49       5,196    98.29
Commercial and industrial        71    2.08           6     0.49
Installment                       6    0.18           5     0.18
Other                             0    1.25           0     1.04
Unallocated                     375     -            39      -
 Total allowance             $5,372  100.00      $5,246   100.00

                                  1993
                          Allowance Loans(a)
Real Estate Mortgages
 1-4 family residential      $1,169   62.90%
 5-more family residential      551    5.48
 Commercial                   1,475   16.22
 Land                         1,427    9.08
 Home equity credit lines        85    4.61
   Total mortgage loans       4,707   98.29%
Commercial and industrial       -      -
Installment                      11    0.48
Other                             8    1.23
Unallocated                     605
 Total allowance             $5,331  100.00

(a) Percent of loans in each category to total loans.

Deposits

For a table on the average balances and rates on deposits, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 19 through 21. Certificates of deposits with balances of $100,000 and greater amounted to $8,239,000 and $4,686,000 at June 30, 1995 and 1994, respectively.
The following table shows the scheduled maturities of certificates of deposit with balances in excess of $100,000 as of June 30, 1995 (in thousands):

                             Less   Within  Within   Over
                           than 3    3 - 6  6 - 12   one
                           months   months  months   year    Total
Certificates of deposit
 over $100,000             $2,824   $2,031  $2,316  $1,068   $8,239

The Bank generally attracts deposits from its market area and uses those deposits to fund lending and investment activities. The Bank's deposit base has no brokered deposits. Management does not feel that there will be a need to utilize brokered deposits for the foreseeable future.

Return on Equity and Assets

For selected statistical information required by this item see "Selected Financial Data" on page 17.

Short-term Borrowings

For the information required by this item see "Note 6 - Short Term Borrowed Funds" on page 53.

Competition

The Bank faces strong competition in attracting deposits. Its most direct competition for deposits has historically come from other savings banks, commercial banks and savings and loan associations located in its market area. Although the Bank expects this continuing competition to have an effect upon the cost of funds, it does not anticipate any substantial adverse effect on maintaining the current deposit base. The Bank is competitive within its market area in the various deposit products it offers to depositors. Due to this fact, management feels they have the ability to maintain the deposit base. The Bank does not rely upon any individual, group or entity for a significant portion of its deposits.

The Bank's competition for real estate loans comes primarily from mortgage banking companies, savings banks, savings and loan associations, commercial banks, insurance companies, and other institutional lenders. The Bank competes for loan origination primarily through the interest rates and loan fees it charges and the efficiency and quality of services it offers borrowers, real estate brokers and builders. Factors which affect competition include, among others, the general availability of funds and credit, general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Congress passed legislation in 1994 providing for a phase-in of full interstate branching. Connecticut law has since 1990 provided for full interstate banking and has recently adopted legislation allowing interstate branching, subject to certain limitations. The Company and the Bank believe that their competitive positions as community-based and focussed institutions will not be materially adversely affected by the recent federal and state expansion of full interstate banking and branching powers.

Economic Conditions and Government Policies

The profitability of the Company is affected by general economic conditions and governmental policies. Similar to all of New England, over-building in Connecticut in recent years has resulted in a large inventory of unsold real estate. The oversupply in the real estate market, combined with a stagnant economy and weak employment, resulted in 1991 and 1992 in increases in non-performing assets, loan loss provision, loan charge-offs and expenses related to non-performing assets. During the past three fiscal years the Company has worked to reduce its non-performing assets and has improved credit quality within its loan portfolio. However, should the general economic recovery stall, or reverse, the Company's operations could be impacted by adverse economic conditions.

In late 1991, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") was enacted into law. This legislation sought to recapitalize the Bank Insurance Fund ("BIF") so that BIF could continue to resolve failed banks. Re-capitalization was funded through, among other things, increased deposit insurance rates, which increased banks' non-interest expense. In August 1995 the FDIC voted to lower insurance premiums for banks. The new rate for well capitalized banks, such as the Bank, will be 4 cents per $100 of deposits, down from the current 23 cents. The effect of this will be to substantially decrease the Company's deposit insurance expense if the deposit base remains at its current level. FDICIA also provided for, among other things, enhanced federal supervision of depository institutions; the establishment of risk-based deposit insurance premiums; a requirement that the federal banking agencies amend their risk-based capital requirements to include components for concentrations of credit risk, and the risk of non-traditional banking activities; expanded authority for cross-industry mergers and acquisitions; and, mandated consumer protection disclosures on deposit accounts. FDICIA also provided for restrictions on certain investment activities of state chartered banks, such as investments in equity securities and real estate development projects. The impact that these provisions have had and will have on the Bank's operating results has not and is not anticipated to be significant.

The Federal Reserve System regulates the national supply of bank credit in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect the interest rates charged on loans or paid for time and savings deposits.

Fluctuations in interest rates, which may result from government fiscal policies and the monetary policies of the Federal Reserve System, have a strong impact on the income to be derived from loans and investments, as well as cost of deposits. While the Company and its subsidiary strive to anticipate changes and adjust their strategies for such changes, the level of earnings can be materially affected by economic circumstances beyond their control.

Supervision and Regulation

The Company is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the types of companies which the Company may acquire or organize and the activities in which it or they may engage. In general, the Company and its subsidiary are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto.
In addition, the Company must obtain the prior approval of the Board of Governors of the Federal Reserve System to acquire control of any bank; to acquire, with certain exceptions, more that 5 percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company.

The Company is subject to examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Bank is subject to Federal and State laws applicable to banks and is also subject to regulation and examination by the Banking Commissioner of the State of Connecticut and the FDIC. The Company is also subject to the Securities and Exchange Commission regulations which require that an audit, by an independent
accounting firm, be performed at the end of the fiscal year.   As a
result of such laws and regulation, the Company is restricted as to the types of business activities it may conduct and is subject to limitations on the type of loans it may make and the amount of loans it may make to any one borrower.

As a registered bank holding company, the Company is subject to regulation by FRB. Bank holding companies registered with the FRB are, among other things, restricted from making direct investments in real
estate.   Both the Company and the Bank are subject to extensive
supervision and regulation, which focus on, among other things, the protection of depositors' funds.

The Bank is a state chartered savings bank organized under the Banking Law of the State of Connecticut. Deposits are insured by the FDIC and FDIC insurance premiums are assessed on the Bank's deposit base on a semi-annual basis at variable rates dependent upon the Bank's capital rating and other safety and soundness considerations. The Bank is subject to regulation, examination and supervision by the Banking Department and the FDIC. Both the Banking Department and the FDIC issue regulations and require the filing of reports describing the activities and financial condition of the banks under their jurisdiction. Each agency conducts periodic examinations to test safety, soundness and compliance with various regulatory requirements and generally supervises the operations of such banks. In June, 1992, the Bank signed an informal memorandum of understanding with the FDIC and the Connecticut Banking Department. In accordance with this memorandum, the Bank submitted to the regulators, among other things, updated policies, plans to reduce classified assets and asset concentrations, a management plan, and a three year profit plan and capital plan. This memorandum of understanding was removed by the FDIC and Connecticut Banking Department in April 1993.

The Company is also required by the Board of Governors of the Federal Reserve System to maintain cash reserves against its deposits. After exhausting all other sources of funds, the Company may request to borrow from the Federal Reserve.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the FRB and the FDIC. For information on these capital requirements and the Company and the Bank's capital ratios see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" on pages 36 and 37. Such information is incorporated herein by reference and made a part hereof.

Employees

The Bank, which had 102 full-time and 12 part-time employees at June 30, 1995, conducts its banking operations through 12 offices, all in
Litchfield County and northern Fairfield County.   Management considers
the Bank's relationship with its employees to be good. The Bank's employees are not represented by any collective bargaining groups.

Subsidiaries

The Bank is the only subsidiary of the Company and accounts for 100% of the Company's income for the current fiscal year. At June 30, 1995, the Bank had two wholly-owned subsidiaries, Asset Recovery Management
Company and New Mil Asset Company, both formed to hold and develop certain foreclosed real estate.


Item 2.   PROPERTIES

In addition to its main office, located at 19 Main Street, New Milford, Connecticut, the Bank conducts its business through 11 branches located throughout Litchfield and in Northern Fairfield counties. The Bank owns its main office and seven of its branches.

The following table sets forth certain information regarding New Milford Savings Bank's branch offices, as of June 30, 1995.

                                                            Lease
                                                     Owned  expir-
                                              Date   or     ation
Branch office    Location                     opened leased date
                                              (a)
Kent             50 North Main St., Kent, CT  1960   Owned  ---
New Fairfield    Routes 37 & 39,
                   New Fairfield, CT          1969   Leased 1999
Brookfield       Route 7, Brookfield, CT      1964   Leased 1995
Sherman          Routes 37 & 39, Sherman, CT  1976   Leased 1995
Bridgewater (b)  Routes 57 & 133,
                   Bridgewater, CT            1981   Owned  ---
New Milford (c)  19 Main Street,
                   New Milford, CT            1902   Owned  ---
Boardman Terrace 53 Main Street,
                   New Milford, CT            1977   Owned  ---
New Preston (d)  Routes 202 & 45,
                   New Preston, CT            1979   Owned  ---
Morris           Route 109 & 63, Morris, CT   1981   Owned  ---
Sharon           Route 41, Sharon, CT         1971   Leased 1997
Canaan           Main St. & Granite Avenue,
                   Canaan, CT                 1982   Owned  ---
Lanesville       291 Danbury Road,
                   New Milford, CT            1989   Owned  ---

(a) The information concerning the Bank's lease payments is on page 30 of the Annual Report to Shareholders, for the year ended June 30, 1995.
(b) The Bank owns an additional building on this site which is leased at an annual rent of $11,125.
(c)  Main Office.
(d) The Bank owns an additional building on this site which is leased at an annual rent of $14,800.


Item 3.   LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company or the Bank or any of their properties, other than ordinary routine litigation incidental to the Company's business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1995, no matter was submitted to a vote of the shareholders of the Company.

                                PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

For the information required by this item see "Note 16 - Quarterly Financial Data (unaudited)" on pages 66 and 67. For a discussion of the Company's dividend policy and restrictions on dividends see "Management Discussion and Analysis of Financial Condition and Results of
Operations" under the caption "Dividend Restrictions" on page 37.


Item 6.   SELECTED FINANCIAL DATA

The following table sets forth the consolidated financial and other data of the Company at the dates and for the periods indicated. This data has been derived from the audited consolidated financial statements of the Company.

                             (in thousands except per share data)

                                At or for the years ended June 30,
                         1995      1994     1993     1992     1991
                                                              Restated
                                                              (a)
Statement of Operations
Interest and
 dividend income         $20,283   $17,450  $16,978  $22,946  $34,835
Interest expense           9,602     8,473    8,466   15,675   28,028
Net interest income       10,681     8,977    8,512    7,271    6,807
Provision for loan
 losses                      400       208      450   11,036    4,850
Non-interest income
 Securities gains
  (losses), net              226       404    2,453    2,569  (14,053)
 Losses on interest
  rate swaps, net            -         -       (804)  (1,462)     -
Income from call
  option sales               -         -        -        612    2,174
 Gains on loans, net          28        99      101     -         -
 Service fees and other    1,167     1,033      760      573      487
Non-interest expense       9,352     8,694    9,222    9,038    6,223
Income (loss) before
 income taxes              2,350     1,611    1,350  (10,511) (15,658)
Income tax (benefit)
 expense                  (3,874)     (720)      23   (1,108)  (1,106)
Net income (loss)          6,224     2,331    1,327   (9,403) (14,552)

Financial Condition
Total assets            $308,671  $315,159 $287,986 $266,358 $333,704
Loans, net               147,899   137,620  136,879  123,037  152,973
Allowance for loan
 losses                   (5,372)   (5,246)  (5,331)  (5,753)  (4,006)
Securities               127,194   153,746  120,709  105,556  154,137
Deposits                 252,420   236,182  228,090  238,471  272,260
Borrowings                20,499    51,850   28,000      -     21,000
Shareholders' equity      32,721    25,094   29,005   25,593   34,996
Non-performing assets      8,885    13,685   14,771   15,538   21,824

Per Share Data
Earnings (loss) per share  $1.37    $0.52    $0.30   $(2.10)   $(3.25)
Dividends declared per
 share                      0.06     -        -        -         0.15
Book value per share        7.29     5.59     6.47     5.71      7.80

Statistical Data
Net interest margin        3.70%     3.10%    3.52%     2.58%    1.73%
Spread on interest-
 bearing funds             3.41      2.90     3.30      2.10     1.31
Return on average assets   2.08      0.76     0.51     (3.17)   (3.51)
Return on average
 shareholders' equity     23.75      8.16     4.95    (29.44)  (39.32)
Dividend payout ratio (b)  4.38      -        -         -      N/A
Allowance for loan
 losses to total loans     3.50      3.66     3.75      4.47     2.55
Non-performing assets
 to total assets           2.88      4.34     5.13      5.83     6.54
Tier 1 leverage capital   10.58      8.94    10.19      9.25    10.55
Total risk-based capital  21.36     21.90    22.39     20.33    20.29
Average shareholders'
 equity to average
 assets                    8.74      9.30    10.28     10.77     8.92

               1995        1994        1993        1992        1991
Average number
of shares
outstanding    4,487,144   4,484,329   4,483,888   4,483,888   4,483,888

(a) In 1992 the financial statements for fiscal 1989 through 1991 and for the first nine months of 1992 were restated to account for certain marketable equity securities as "held for sale", previously accounted for as "held for investment". The Statements of Operations were restated to include net unrealized losses on securities "held for sale"; previously such losses were accounted for as a deduction from shareholders' equity.
(b)  Not presented in 1991 as there were net losses.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company earned net income of $6,224,000, or $1.37 per share, for the year ended June 30, 1995, compared with net income of $2,331,000, or $0.52 per share, for fiscal year 1994. Net income for 1995 included a deferred income tax benefit of $3,919,000, or $.87 per share, as the Company reduced its valuation allowance on its deferred tax asset in accordance with SFAS 109. Net income for 1994 included an $800,000 deferred income tax benefit. Net income before income taxes grew 46% in 1995 to $2,350,000, up from $1,611,000 in 1994. The growth in pre-tax earnings reflects significantly improved core earnings driven by the increase in the Company's net interest margin which averaged 3.70% for 1995, up from 3.10% for 1994.

The 1995 fiscal year was a year of significant progress for the Company. The improvement in operating performance, reflected in the 46% increase in pre-tax earnings, resulted from the steps taken in recent years to establish a small business and commercial lending function, strengthen credit administration and loan workout, and improve customer service through the addition of an automated teller network. These efforts have resulted in a continuing improvement in asset mix and increase in net interest margin. Net loans grew 7% to $147.9 million and deposits grew 7% to $252.4 million, while non-performing assets declined 35% to $8.9 million, or 2.9% of assets, at June 30, 1995. In September 1994 the Company resumed the payment of a $.02 per share quarterly cash dividend, following a four year lapse. At June 30, 1995 book value per share was $7.29, up 30% from $5.59 at June 30, 1994, as a result of the improved operating results and the recognition of remaining deferred income tax benefits. At June 30, 1995 the Company's tier 1 leverage and total risk-based capital ratios were 10.58% and 21.36%, respectively, and the Company was "well capitalized" as defined by the Federal Reserve Board.

The following discussion and analysis of the Company's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison Between 1995 and 1994

Analysis of Net Interest and Dividend Income

Net interest income grew $1,704,000, or 19.0%, to $10,681,000 in 1995 from $8,977,000 in 1994. This increase resulted from a 60 basis points increase in net interest margin, to 3.70% from 3.10%, while total average earning assets remained substantially unchanged. The improvement in net interest margin was driven by the benefit from higher interest rates on the Company's earning assets which repriced upwards to a greater extent than deposit liabilities, the change in the mix of earning assets and the reduction in non-performing assets. Average earning assets decreased $488,000, or 0.2%, while average interest bearing funds decreased $5,888,000, or 2.2%. The change in asset mix was achieved through loan growth offset by a reduction in securities. The following table sets forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the past three years.

Year ended June 30, 1995              Average     Income/     Average
(dollars in thousands)                balance     expense   yield/rate
Loans (a)                            $145,726    $11,967        8.21%
Mortgage backed securities             32,229      1,739        5.40
Other securities (b)                  110,788      6,577        5.94
 Total earning assets                 288,743     20,283        7.03
Other assets                           11,154
 Total assets                        $299,897

NOW accounts                          $22,258        327        1.47
Money market accounts                  73,562      2,035        2.77
Savings & other                        44,456      1,166        2.62
Certificates of deposit                95,891      4,526        4.72
 Total interest-bearing deposits      236,167      8,054        3.41
Borrowings                             28,881      1,549        5.36
Interest rate swaps, net                 -            (1)       -
 Total interest-bearing funds         265,048      9,602        3.62
Demand deposits                         7,262
Other liabilities                       1,385
Shareholders' equity                   26,202
 Total liabilities and
 shareholders' equity                $299,897

Net interest income                              $10,681
Spread on interest-bearing funds                                3.41
Net interest margin (c)                                         3.70

Year ended June 30, 1994              Average     Income/     Average
(dollars in thousands)                balance     expense   yield/rate
Loans (a)                            $142,866    $10,623        7.44%
Mortgage backed securities             58,500      2,201        3.76
Other securities (b)                   87,865      4,626        5.27
 Total earning assets                 289,231     17,450        6.03
Other assets                           17,822
 Total assets                        $307,053

NOW accounts                          $21,240        332        1.56
Money market accounts                  87,136      2,344        2.69
Savings & other                        42,979      1,170        2.72
Certificates of deposit                75,548      3,010        3.98
 Total interest-bearing deposits      226,903      6,856        3.02
Borrowings                             44,033      1,621        3.68
Interest rate swaps, net                 -            (4)       -
 Total interest-bearing funds         270,936      8,473        3.13
Demand deposits                         5,881
Other liabilities                       1,681
Shareholders' equity                   28,555
 Total liabilities and
 shareholders' equity                $307,053

Net interest income                              $ 8,977
Spread on interest-bearing funds                                2.90
Net interest margin (c)                                         3.10

Year ended June 30, 1993              Average     Income/     Average
(dollars in thousands)                balance     expense   yield/rate
Loans (a)                            $137,144    $10,979        8.01%
Mortgage backed securities             64,426      4,053        6.29
Other securities (b)                   40,140      1,946        4.85
 Total earning assets                 241,710     16,978        7.02
Other assets                           19,323
 Total assets                        $261,033

NOW accounts                          $18,988        451        2.38
Money market accounts                  85,254      2,827        3.32
Savings & other                        42,448      1,416        3.34
Certificates of deposit                79,993      3,627        4.53
 Total interest-bearing deposits      226,683      8,321        3.67
Borrowings                                960         34        3.54
Interest rate swaps and caps, net        -           111        -
 Total interest-bearing funds         227,643      8,466        3.72
Demand deposits                         4,512
Other liabilities                       2,053
Shareholders' equity                   26,825
 Total liabilities and
 shareholders' equity                $261,033

Net interest income                              $ 8,512
Spread on interest-bearing funds                                3.30
Net interest margin (c)                                         3.52

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

Years ended June 30,                        1995 versus 1994
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate Net
Interest-earning assets:
  Loans                             $  213   $1,109   $  22   $1,344
  Mortgage backed securities          (989)     956    (429)    (462)
  Other securities                   1,207      590     154    1,951
   Total                               431    2,655    (253)   2,833
Interest-bearing liabilities:
  Deposits                             280      885      33    1,198
  Borrowings                          (558)     741    (255)     (72)
  Interest rate swaps, net             -        -         3        3
   Total                              (278)   1,626    (219)   1,129
Net change to interest income       $  709   $1,029   $ (34)  $1,704

Years ended June 30,                        1994 versus 1993
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate Net
Interest-earning assets:
  Loans                             $  458  $  (781)  $ (33)  $ (356)
  Mortgage backed securities          (373)  (1,629)    150   (1,852)
  Other securities                   2,339      155     186    2,680
   Total                             2,424   (2,255)    303      472
Interest-bearing liabilities:
  Deposits                             (68)  (1,388)     (9)  (1,465)
  Borrowings                         1,526        1      60    1,587
  Interest rate swaps and caps, net    -        -      (115)    (115)
   Total                             1,458   (1,387)    (64)       7
Net change to interest income       $  966  $  (868)  $ 367   $  465

Net interest and dividend income represents the difference between interest and dividends earned on loans and securities and interest paid on deposits and borrowings. The level of net interest income is a function of volume, rates and mix of both earning assets and interest-bearing liabilities. Net interest income can be adversely affected by changes in interest rate levels as determined by the Company's "gap" position, measured by the differences between the volume of assets and liabilities that are subject to repricing within different future time periods.

Interest Income

Total interest and dividend income increased $2,833,000, or 16.2%, to $20.3 million in 1995 from $17.5 million in 1994. Loan income increased $1,344,000, or 12.7%, as a result of a higher yield and higher loan volume. The increase in average loan yield resulted primarily from upward portfolio repricing due to higher interest rates, which affected new loan rates, floating rate loans and loan refinancing, and, to a lesser extent, a change in loan mix as the Company increased its originations of Prime based commercial loans. Average loans grew $2.9 million, or 2%, to $145.7 million in 1995 as compared with 1994.

Interest and dividends from securities and federal funds increased $1,489,000, or 21.8%, in 1995 as a result of a higher yield despite a small decline in average volume. Average yield increased primarily as a result of the upward repricing of floating rate securities. Portfolio reinvestments were minimal during 1995. Average securities declined $3.3 million, or 2.3%, to $143.0 million in 1995 as a result of sales and principal payments.

Interest Expense

Interest expense increased $1,129,000, or 13.3%, to $9.6 million in 1995 primarily as a result of higher costs on deposits and borrowings. Deposit expense increased $1,198,000, or 17.5%, as a result of a 39 basis point increase in the average cost of interest-bearing deposits (to 3.41% from 3.02%) and an increase of $9.3 million, or 4.1%, in average interest-bearing deposits. The increase in deposit costs resulted primarily from increases in certificate of deposit costs and from a change in deposit mix resulting from transfers from money market accounts into certificates of deposit. Average costs on other deposit categories in 1995 did not change significantly from 1994. The change in deposit mix was caused by an increased yield differential between money market accounts and certificates of deposit. Bank deposit rates, particularly savings and money market rates, have lagged changes in Treasury yields over the past year and this lag has been a significant contributor to the increase in net interest margin.

Interest expense on borrowings decreased $72,000 as a result of a decrease in average borrowings, down $15.2 million, or 34.4%, offset by higher borrowing rates. The Company's borrowing rates generally follow the one-month LIBOR index.

Provision and Allowance for Loan Losses

The Company provided $400,000 for loan losses in 1995, up 92% from $208,000 in 1994. The higher provision reflects the Company's strategy to grow the loan portfolio and increase its emphasis on small business and commercial lending. In 1994 the Company was predominately engaged in residential mortgage lending. The following table details changes in the allowance for loan losses.

  Years ended June 30,                     1995      1994      1993
  (dollars in thousands)
  Balance, beginning of year              $5,246    $5,331    $5,753
  Provision for losses                       400       208       450
  Charge-offs                               (295)     (308)     (879)
  Recoveries                                  21        15         7
  Balance, end of year                    $5,372    $5,246    $5,331
  Ratio of allowance for loan losses:
   to non-performing loans                115.1%    115.3%    110.0%
   to total gross loans                     3.5       3.7       3.8

During the past year non-performing loans increased $117,000, or 2.6%, while the reserve coverage to non-performing loans remained substantially unchanged at 115.1%. For a discussion of non-performing loans see "Asset Quality and Portfolio Risk". Originations of residential mortgage loans (which are assigned lower formula reserves than other categories of loans), ongoing credit risk administration of seasoned commercial real estate and land loans, and their replacement with new commercial loans underwritten to more rigorous standards, have stabilized the risk profile of the portfolio.

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at June 30, 1995, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the State of Connecticut, Department of Banking, in 1995. No additions to the allowance were requested as a result of this examination.

Non-Interest Income

Non-interest income decreased $115,000, or 7.5%, to $1,421,000 in 1995 from $1,536,000 in 1994. The following table details the principal categories of non-interest income:

 Years ended June 30,              1995      1994        Change
 (in thousands)
 Service charges on
  deposit accounts               $  779    $  652    $ 127    19.5%
 Securities gains, net              226       404     (178)  (44.1)
 Gains on loans, net                 28        99      (71)  (71.7)
 Loan servicing                     126       119        7     5.9
 Other                              262       262      -       0.0
  Total non-interest income      $1,421    $1,536    $(115)   (7.5)%

Service charges on deposit accounts increased $127,000, or 19.5%, in 1995 over 1994 as a result of pricing increases, new service fees following the introduction of the ATM network in 1994, and increased customer activity. The net securities gains of $226,000 in 1995 were realized on sales of $20.7 million of available-for-sale securities, sold in conjunction with a portfolio restructuring in response to changes in interest rates. The net securities gains of $404,000 in 1994 were realized on sales of $54.6 million of available-for-sale securities, sold in response to changes in interest rates and prepayments, and as part on an ongoing portfolio management process. During 1994 100% of the portfolio was classified available-for-sale whereas at June 30, 1995 95% was classified held-to-maturity and 5% available-for-sale. The decline in gains on loans reflects a sharp decline in the Company's secondary market loan origination activity. In early 1995 the Company curtailed the origination of fixed rate residential mortgage loans for sale to the secondary market in response to declining margins and increased interest rate volatility. Loan sales in 1995 totaled $703,000 as compared with $19.6 million in 1994. The Company retained servicing on all loans sold in 1995 and 1994. The increase in loan servicing fees in 1995 is attributed to the growth in the mortgage servicing portfolio in 1994. At June 30, 1995 the loan servicing portfolio totaled $34.6 million, down from $36.0 million at June 30, 1994. Other fee income, principally safe deposit box fees and other miscellaneous income, remained unchanged in 1995 as compared with 1994.

Operating Expenses

The following table details the significant components of operating expenses for the periods presented.

 Years ended June 30,              1995      1994        Change
 (in thousands)
 Salaries                         $3,295    $2,916    $379    13.0%
 Employee benefits                   841       840       1     0.1
 Occupancy                           731       788     (57)   (7.2)
 Equipment                           543       571     (28)   (4.9)
 Insurance                           695       684      11     1.6
 Collections and REA               1,418     1,339      79     5.9
 Postage and telecommunications      306       278      28    10.1
 Professional services               293       316     (23)   (7.3)
 Marketing                           236       183      53    29.0
 Service bureau                      156        62      94   151.6
 Other operating                     838       717     121    16.9
  Total operating expenses        $9,352    $8,694    $658     7.6%

The increase in salaries in 1995 was due primarily to changes in staffing levels, performance awards due to improved core operating performance and annual salary increases. Benefits expense remained substantially unchanged in 1995 as increased 401(K) expense was offset by lower health benefits expense. The decrease in occupancy expense was due principally to a decrease in building maintenance and branch refurbishment expenses. In 1994 the Bank begun a branch refurbishment program. Equipment expense declined in 1995 primarily as a result of lower data processing hardware and software maintenance costs.
Insurance expense, principally FDIC assessments, increased as a result of higher FDIC assessments because of higher deposit balances, offset in part by reduced renewal rates on certain other insurance policies. FDIC assessment rates are expected to decrease in fiscal year 1996, approximately $350,000, which would decrease the Company's expense if the deposit base remains at its current level. Collection and REA (real estate acquired) expense includes legal, appraisal, property tax, insurance, and other out-of-pocket expenses incurred in connection with the Company's non-performing assets and loan workout function together with gains and losses on sales of REA and the provision for REA losses. The increase in 1995 collections and REA expense reflects the Company's continuing effort to resolve its non-performing assets. It includes a provision for REA losses of $621,000, offset in part by net gains of $409,000 on sales of $6.9 million of REA. The increase in postage and telecommunications expense reflects increased business activity and postal rates. Professional services declined primarily as a result of a decrease in legal services. In 1995 the Company outsourced the statement rendering process which increased service bureau charges. All other operating expenses, including marketing, shareholder relations, office and other, increased $174,0000 or 19.3% in 1995. This increase is attributed principally to increased lending activity, various deposit and loan marketing promotions and other changes in operating activities.

During 1995 the Company's efficiency ratio was 77.3%, compared with 82.7% in 1994. The efficiency ratio is defined as the ratio between non-interest expense and net interest and dividend income plus non-interest income. Excluding collections and real estate acquired expense the ratios were 65.6% and 70.0% for 1995 and 1994, respectively.

Income Taxes

The Company recorded an income tax benefit of $3,874,000 in 1995 after recognizing a deferred income tax benefit of $3,919,000, offset by an $45,000 provision for minimum federal and state taxes currently payable. The deferred income tax benefit resulted from a reduction in the Company's valuation allowance on its deferred tax asset in accordance with SFAS 109, as the Company recognized 100% of its remaining available Federal income tax benefits (expiring 2007), excluding any capital loss carryforwards, together with that portion of its remaining available State income tax benefits (expiring 1997) which the Company expects to utilize, and other book/tax temporary differences. The Company also recognized a $1,678,000 adjustment to shareholders equity to record the tax effect of unrealized securities gains and losses reported in shareholders equity. The reduction in the deferred tax valuation allowance reflects the Company's improved operating performance, marked by three years of improving core earnings (exclusive of securities gains), reductions in non-performing assets and a positive outlook for earnings in the near term. These factors make it more likely than not that these deferred tax items will be utilized in the future. Due to the utilization of net operating loss carryforwards only minimum Federal and State income taxes are currently payable. However, as a result of the deferred tax benefit recognized in 1995, the Company's 1996 fiscal year quarterly earnings will, in all likelihood, be reported on a fully-taxed basis with an effective tax rate of approximately 41% of pre-tax income.

In 1994 the Company recorded an income tax benefit of $720,000 after recognizing a deferred income tax benefit of $800,000, offset by an $80,000 provision for minimum federal and state taxes currently payable.

The Company also has federal and state capital loss carryforwards of approximately $16.0 million and $20.5 million, respectively, (expiring principally in 1996) which it does not expect to utilize because of the discontinuation of investing in marketable equity securities. For further information on income taxes see Note 7 of Notes to Consolidated Financial Statements.


Comparison between 1994 and 1993

Overview

The Company earned net income of $2,331,000, or $0.52 per share, for the year ended June 30, 1994, compared with net income of $1,327,000, or $0.30 per share, for fiscal year 1993. The growth in earnings reflects significantly improved core earnings and the recognition of an $800,000 income tax benefit from the reduction of the deferred tax asset valuation reserve. Improved core earnings resulted from increased net interest income, and reductions in operating expenses and loan loss provision, offset by significantly reduced securities gains. Results of operations for 1993 included securities gains, net of losses on interest rate swaps, of $1,649,000 as compared to $404,000 in 1994.

Analysis of Net Interest Income

Net interest income grew $465,000, or 5.46%, to $8,977,000 in 1994 from $8,512,000 in 1993. This was achieved through growth in average earning assets of $48.0 million, or 20%, offset in part by a decrease in net interest margin caused primarily by a change in asset mix. The growth in average earning assets was achieved through leveraging the securities portfolio with floating rate assets and, to a lesser degree, net loan growth. The decrease in the net interest margin resulted primarily from the addition of floating rate securities at narrower spreads and from the reinvestment of loan paydowns and refinancings into new loans with reduced spreads.

Interest Income

Total interest and dividend income grew $472,000 or 3%, to $17.5 million in 1994 from $17.0 million in 1993. Interest and fees earned on loans in 1994 declined $356,000 as a result of a decline in average yield offset in part by higher loan volume. The decrease in average loan yield was caused by the decline in interest rates which affected new loan rates, floating rate loans and loan refinancing, as paydowns from seasoned higher yielding mortgage loans were replaced with predominately lower yielding new production adjustable rate residential mortgage loans. Average loans grew $5.7 million, or 4.17%, to $142.9 million in 1994.

Securities income grew $828,000, or 14%, to $6.8 million in 1994. Average securities grew $42.3 million, or 40.5%, to $146.9 million in 1994 as a result of the leveraging of the portfolio with floating rate securities at narrower spreads. Average yield declined as a result of the change in portfolio mix and the decline in interest rates, which accelerated principal repayments and premium amortization on mortgage-backed securities and collateralized mortgage obligations, and repriced floating rate securities and re-investments to lower yields.

Interest Expense

Interest expense increased $7,000 to $8.5 million in 1994. This increase reflects higher average borrowings offset by a decline in the cost of funds. Interest expense on deposits declined $1.5 million, or 17.6%, from a decline in the average cost of interest-bearing deposits (to 3.02% from 3.67%) due to lower interest rates. Average deposits and deposit mix were relatively unchanged from year to year. Average borrowings grew $43.1 million to fund securities purchases and loan growth and interest expense on borrowings increased $1.6 million. Net interest expense on interest rate swaps during 1994 was offset with amortization from the valuation reserve established by the Company against such swaps during 1993.

Provision and Allowance for Loan Losses

The Company provided $208,000 for loan losses in 1994, down 54% from a provision of $450,000 in 1993. The lower provision reflected declines in loan charge offs and non-performing loans, the effectiveness of the Company's credit administration function in managing credit risk and the absence of significant net loan growth.

Non-Interest Income

Non-interest income decreased $974,000, or 39%, to $1,536,000 in 1994 from $2,510,000 in 1993.

 Years ended June 30,              1994      1993        Change
 (in thousands)
 Service charges
  on deposit accounts            $  652    $  496  $   156    31.5%
 Securities gains, net              404     2,453   (2,049)  (83.5)
 Losses on interest rate swaps      -        (804)     804   100.0
 Gains on loans, net                 99       101       (2)   (2.0)
 Loan servicing                     119        35       84   240.0
 Other                              262       229       33    14.4
  Total non-interest income      $1,536    $2,510  $  (974)  (38.8)%

Service charges on deposit accounts increased $156,000, or 31.5%, in 1994 over 1993 as a result of pricing increases, new service fees, the introduction of the ATM network during 1994 and increased customer activity. The net securities gains of $404,000 in 1994 were realized on sales of available-for-sale securities of $54.6 million, sold in response to changes in interest rates and prepayment speeds, and as part of an ongoing portfolio management process. The net securities gains of $2,453,000 in 1993 included realized gains of $2,068,000 on sales $40.7 million of mortgage-backed securities, gains of $472,000 on sales of $8.0 million of marketable equity securities held-for-sale, unrealized losses of $108,000 resulting from a decline in the market values of marketable equity securities held-for-sale, and other gains of $21,000. In 1993, as part of a portfolio restructuring for asset/liability management purposes, the Company sold certain fixed rate mortgage-backed securities, reinvested the proceeds into floating rate securities and provided $804,000 for a valuation reserve against losses on $10 million net remaining interest rate swap contracts. The securities sold and the interest rate swaps had been part of a risk-controlled arbitrage program curtailed in 1992. The swap valuation reserve is being amortized over the remaining lives of the swaps as an offset to the net interest expense. Sales of marketable equity securities occurred as the Company resolved to ultimately eliminate this sector from its portfolio. Gains from the origination and sale of fixed rate mortgage loans were substantially unchanged in 1994 over 1993. Loan sales in 1994 totaled $19.6 million as compared with $22.6 million in 1993. The Company retained servicing on substantially all loans sold in 1993 and 1994 and this is reflected in the increase in loan servicing fees in 1994 over 1993. At June 30, 1994 the loan servicing portfolio totaled $36.0 million, up from $21.3 million at June 30, 1993. Other fee income grew 14.4% to $262,000 in 1994 over 1993 as a result of pricing increases, increased activity and the introduction of new service fees.

Operating Expenses

The following table details the significant components of operating expenses for the periods presented.

 Years ended June 30,              1994      1993        Change
 (in thousands)
 Salaries                         $2,916    $2,966   $ (50)   (1.7)%
 Employee benefits                   840       856     (16)   (1.9)
 Occupancy                           788       752      36     4.8
 Equipment                           571       486      85    17.5
 Insurance                           684       734     (50)   (6.8)
 Collections and REA               1,339     1,991    (652)  (32.7)
 Professional services               316       426    (110)  (25.8)
 Postage and telecommunications      278       211      67    31.8
 Marketing                           183       166      17    10.2
 Other operating                     779       634     145    22.9
  Total operating expenses        $8,694    $9,222   $(528)   (5.7)%

The decline in salaries in 1994 was primarily due to changes in staffing offset by annual salary increases. Benefits expense declined in 1994 as a result of a curtailment gain arising from the curtailment of the Company's defined benefit pension plan, offset by higher health benefits expense and the accrual for post-retirement health and life insurance benefit obligations. The Company curtailed its pension plan in September 1993 and replaced it with a 401(K) plan, introduced in April 1994. The increase in occupancy expense was due principally to increased building maintenance and branch refurbishment. During 1993 and 1994 the Company upgraded and enhanced its in-house data processing capabilities and installed ATMs in 7 branch facilities. The increased equipment expense in 1994 reflects increased depreciation and amortization, additional service contracts and increased maintenance costs. Insurance expense, principally FDIC deposit insurance, benefited from a decrease in FDIC assessment rates in 1994 along with lower renewal rates on certain other Company insurance policies. The decrease in professional services, for 1994, is due in part to the inclusion in 1993 of legal services to address past regulatory criticism. Collection and REA (real estate acquired) expense includes legal, appraisal, property tax, insurance, and other out-of-pocket expenses incurred in connection with the Company's non-performing assets and loan workout function together with gains and losses on sales of REA and the provision for REA losses. The decrease in collections and REA expense, in 1994, was due primarily to a reduced provision for REA losses, net of gains, and reduced REA holding costs, offset in part by increased legal fees. Collections and REA expense for 1994 included a provision for REA losses of $450,000, offset in part by net gains of $51,000 on sales of $2.1 million of REA. Collections and REA expense for 1993 included a provision for REA losses of $1,176,000, offset in part by net gains of $206,000 on sales of $2.5 million of REA. All other operating expenses, including postage and phone, marketing, shareholder relations, office and other, increased $229,000 or 22.7% in 1994. This increase is attributed principally to increased lending activity and other changes in operating activities.

Income Taxes

The Company recorded an income tax benefit of $720,000 in 1994 consisting of an $800,000 tax benefit from the reduction of the deferred tax asset valuation reserve, offset by an $80,000 provision for minimum federal and state taxes currently payable. Due to the utilization of net operating loss carryforwards only minimum taxes were payable for federal and state purposes. At June 30, 1993 the Company's deferred tax asset was reduced by a 100% valuation allowance which was considered justified at the time due to the uncertainty of future profitability. During 1994, as a result of improved core earnings, the Company reduced the valuation allowance by $800,000 to approximately 95% of the deferred tax asset, based on an estimated of 1995 taxable income.


ASSET QUALITY AND PORTFOLIO RISK

Non-performing assets

During 1995 non-performing assets decreased $4.8 million, or 35.1%, to $8.9 million at June 30, 1995, due principally to sales of real estate offset by loans placed on non-accrual and capital improvements to REA. The following table summarizes changes in non-performing assets during the periods presented.

Years ended June 30, (in thousands)       1995      1994
Balance, beginning of year                $13,685   $14,771
Loans placed on non-accrual status          2,524     1,174
Change in accruing loans past
 due 90 or more days, net                    (346)       51
Payments to improve REA                     1,320     1,212
Loan payments                                (817)     (254)
Loans returned to accrual status             (240)     (594)
Loan charge-offs                             (295)     (308)
REA provision                                (621)     (450)
Gross proceeds from REA sales              (6,734)   (1,968)
Gains on REA sales, net                       409        51
Balance, end of year                      $ 8,885   $13,685
Percent of total assets                     2.88%     4.34%

The following table details the composition of non-performing assets as of the periods presented.

Non-Performing Assets     Accruing   Real estate acquired       Total
(dollars in thousands)      loans      In-                      non-
                    Non-  past due  substance         Valuat- perform-
                   accrual  90 or     fore-             ion      ing
                    loans more days  closed    Owned  reserve  assets
June 30, 1995
Real estate:
 Residential       $2,933     $34  $  -      $  198   $  -     $3,165
 Commercial           958      -      -         349      -      1,307
 Land and land
 development          736      -    2,543     1,442      -      4,721
Collateral and
 installment loans      5      -      -         -        -          5
Valuation reserve     -        -      -         -      (313)     (313)
 Totals            $4,632     $34  $2,543    $1,989   $(313)   $8,885
June 30, 1994
Real estate:
 Residential       $2,284    $379    $340   $ 1,145   $  -    $ 4,148
 Commercial           890      -    2,004     1,707      -      4,601
 Land and land
 development          996      -    1,811     2,496      -      5,303
Collateral and
 installment loans    -        -       -        -        -         -
Valuation reserve     -        -      -         -      (367)     (367)
 Totals            $4,170    $379  $4,155    $5,348   $(367)  $13,685

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. Many of the real estate loans classified as in-substance foreclosed involve bankruptcy and legal proceedings, which, in general, have significantly delayed recovery periods. Included in in-substance foreclosed real estate are two loans with a carrying value of $2.5 million to two persons believed to be principal shareholders of the Company based on 1987 and 1989 filings, both of whom are in bankruptcy. The Company has instituted foreclosure and legal actions and has charged off approximately $5.7 million against such loans. Included in land and land development real estate owned is a 34 lot residential sub-division with a carrying value of $936,000 which the Company is developing and marketing under a joint venture with a residential construction firm. To date the Company has sold ten building lots in addition to building and selling two houses. The Company expects to recover its carrying value and future site development costs through sales of lots over the next two-to-three years. The Company actively markets all real estate owned and in 1995 sold $6.7 million of real estate from which net gains of $409,000 were realized. During 1995 the Company added $621,000 to the REA valuation reserve and charged-off $675,000 against the reserve. The REA valuation reserve, which at June 30, 1995 totaled $313,000, or 6.9% of REA. There continues to be an oversupply of commercial and residential real estate in New England and any further decline in the real estate market could adversely affect the market values of the Company's real estate acquired which could require additional provisions to the valuation reserve and reductions in the carrying values of properties.

Had non-accrual loans as of June 30, 1995 and 1994, been current in accordance with their original terms, gross interest income of $417,000 and $399,000 would have been recorded in net income for 1995 and 1994, respectively. The amount of interest on these loans that was included in income was $116,000 and $119,000 in 1995 and 1994, respectively. The Company had no troubled debt restructured loans at June 30, 1995 or 1994.


FINANCIAL CONDITION

At June 30, 1995 total assets were $308.7 million, down $6.5 million, or 2.1%, from June 30, 1994. In 1995 the Company down sized the securities portfolio, through securities sales and principal repayments, to repay borrowings and fund net loan growth. During 1995 net securities declined $26.6 million, or 17.3%, and real estate acquired decreased $4.9 million, or 53.8%, while net loans increased $10.3 million, or 7.5%. This change in asset mix resulted from steps taken in late 1994 to establish a small business and commercial lending function and strengthen credit administration and loan workout, and has contributed to the improvement in the Company's net interest margin. In 1994 the Company grew total assets by $27.2 million, or 9.4%, through leveraging the securities portfolio with floating rate securities, as a short term strategy to increase net interest income until more profitable loan growth could be achieved.

Loans

The following table details the composition of the loan portfolio as of the periods presented.

 June 30, (in thousands)                 1995      1994
 Real estate mortgages
  One-four family residential            $ 98,766  $ 94,836
  Five or more family residential           3,171     3,199
  Commercial                               29,068    23,556
  Land and land development                 9,524    11,833
 Commercial and industrial                  3,201       708
 Home equity lines of credit                7,785     7,367
 Installment and other                      2,187     1,753
  Total loans, gross                     $153,702  $143,252

In late 1994 the Company reorganized its lending staff to place increased emphasis on small business and commercial lending. During 1995 commercial mortgage and business loans increased by $8.0 million, or 33.0%, to $32.3 million. The Company also added to its residential mortgage portfolio, albeit at a slower pace that in prior years. Predominately all of the Company's loans are adjustable rate. Originations of fixed rate mortgage loans are generally sold on a servicing retained basis. At June 30, 1995 loans serviced for others totaled $34.6 million.

Securities

The securities portfolio consists primarily of collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"), and to a lesser extent, agency obligations and Federal Home Loan Bank capital stock. There were no structured notes, inverse floaters, or interest-only or principal-only strips in the portfolio. At June 30, 1995 49.6% of the portfolio was invested in fixed rate securities, principally CMOs and MBSs. The fixed rate portfolio had a consensus weighted average duration and life of 3.2% and 3.9 years, respectively. Fixed rate CMOs and MBSs are generally in securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. At June 30, 1995 49.2% of the portfolio was invested in floating rate CMOs and MBSs which generally reprice monthly based on pre-determined spreads to various underlying indices, subject to life-time caps and floors.
The floating rate portfolio had a consensus weighted average duration and life of -0.2% and 13.7 years, respectively. The floating rate securities are tied to several indices including the eleventh district cost of funds index ("EDCOFI"), one-month LIBOR and Treasury indices. Securities tied to EDCOFI are match funded with core deposits while securities tied to the one-month LIBOR index and Treasury indices are generally matched against borrowings whose rates generally follow the one-month LIBOR index. The remaining 1.2% of the portfolio at June 30, 1995, was represented by Federal Home Loan Bank stock.

In response to the sharp rise in interest rates during calendar year 1994, the Company restructured the securities portfolio during its first and second quarters of its 1995 fiscal year. The Company sold adjustable rate MBSs totaling $15.7 million and a corporate bond, both classified available-for-sale, and used the proceeds to repay short term borrowings whose rates had repriced higher than the MBSs. The Company realized a loss of $491,000 on the sale of the MBSs which was offset by a gain of $686,000 on the sale of the corporate bond. In addition, the Company transferred securities with a fair value of $92.2 million from available-for-sale to held-to-maturity pursuant to a change in investment strategy. All held-to-maturity securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Transfers from available-for-sale to held-to-maturity were made at fair value at the time of transfer. Included in shareholders' equity at June 30, 1995 was an adjustment of $2,609,000, representing net unrealized holding losses at the time of transfer adjusted for subsequent principal amortization and tax effects. During the third quarter of fiscal 1995 the Company sold its remaining $1.4 million of marketable equity securities and realized a net gain of $30,000.

At June 30, 1995, securities totaling $120.1 million, or 94.4%, were classified held-to-maturity and securities totaling $7.1 million, or 5.6%, were classified available-for-sale.

Substantially all of the Company's securities were purchased in 1993 and early 1994. Subsequent movements in interest rates and market conditions through June 30, 1995 have resulted in a decline in fair market value. At June 30, 1995 net unrealized losses for securities available-for-sale and held-to-maturity combined, being the difference between current fair market value and amortized cost, totaled $4.2 million. No credit losses are anticipated and all unrealized gains and losses are expected to reverse as securities approach maturity. Fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings. Refer to "Interest Rate Sensitivity" for a discussion of the Company's exposure to interest rate risk.

Deposits and borrowings

As part of a balance sheet restructuring in conjunction with the securities portfolio transactions discussed above, the Company raised $15 million in certificates of deposit in the second quarter of fiscal 1995 and used the funds to repay short term borrowings and lengthen deposit maturities. For the full fiscal year total deposits increased $16.2 million, or 6.9%, while borrowings decreased $31.4 million, or 60.5%. In addition to the certificate of deposit promotion discussed above, the Company experienced a significant shift in its deposit mix during 1995 as a result of an unusually wide interest rate differential between certificate of deposit and money market and savings rates. Certificates of deposit increased $42.5 million, or 56.4%, with savings and money market declining $5.6 million and $21.2 million, respectively.


LIQUIDITY

The Company manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The principal sources of liquidity for the Company are principal payments and maturities of securities and loans, short term borrowings through repurchase agreements and Federal Home Loan Bank advances, net deposit growth and funds provided by operations. Liquidity can also be provided through ales of loans and available-for-sale securities.

Operating activities in 1995 provided net cash flows of $3.2 million, down from $5.2 million in 1994 as a result of a decrease in mortgage loans held for sale at June 30, 1994, offset in part by improved core earnings. During 1995 investing activities provided net cash of $21.7 million principally from securities principal repayments, sales of available-for-sale securities and sales of REA, offset in part by net loan advances. Funds provided by investing and operating activities, together with a $16.2 million net increase in deposits, were used to reduce short term borrowings by $31.4 million, pay dividends to shareholders and increase cash and cash equivalents by $9.6 million.

During 1994 operating activities provided net cash flows of $5.2 million, up from $0.7 million in 1993 as a result of a decrease in mortgage loans held for sale at June 30, 1994. Investing activities used net cash of $41.7 million primarily to fund net securities purchases of $40.5 million. In addition, the Company funded net loan advances of $1.4 million, invested $1.2 million to improve REA and realized $2.1 million from REA sales. Funding for investing activities was provided with cash flows from operations, net deposit growth of $8.1 million, a $23.9 million increase in short term borrowings and a $4.5 million decrease in cash and cash equivalents.

At June 30, 1995, the Company's liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $152 million, to net deposits and short term unsecured liabilities, was 68.0%, well in excess of the Company's minimum guideline of 15%. At June 30, 1995, the Company had outstanding commitments to fund new mortgage loan originations of $7.7 million, construction mortgage commitments of $476,000 and unused lines of credit of $6.6 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


INTEREST RATE SENSITIVITY

The following table sets forth the Company's interest rate sensitivity position at June 30, 1995, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to repricing in future time periods. For the purposes of this analysis, money market deposits have been presented in the within 1 month category and savings and NOW deposits have been presented in the 2-to-3 months category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the repricing periods presented due to differences in their repricing elasticity relative to changes in the general level of interest rates.

June 30, 1995               Within   Within           Non-
(in thousands)   Within 6   7-12     1-5      After   interest-
                 months     months   years    5 years bearing Total
ASSETS
Securities       $ 61,900   $ 8,210  $29,319  $31,960 $  -    $131,389
Interest bearing
 deposits            -           99     -        -       -          99
Federal funds sold  8,500      -        -        -       -       8,500
Loans              89,192    43,244   10,527    5,677   4,632  153,272
Other assets         -         -        -        -     15,411   15,411
 Total assets     159,592    51,553   39,846   37,637  20,043 $308,671
SOURCE OF FUNDS
Deposits
 Demand (non
 interest-bearing)   -         -        -        -      8,224    8,224
 NOW accounts      21,921      -        -        -       -      21,921
 Money market      63,059      -        -        -       -      63,059
 Savings and other 41,349      -        -        -       -      41,349
 Certificates of
 deposit           52,806    34,522   30,539     -       -     117,867
Securities sold
 under repurchase
 agreements        15,499      -        -        -       -      15,499
FHLBB advances      5,000      -        -        -       -       5,000
Other liabilities    -         -        -        -      3,031    3,031
Stockholders'
 equity              -         -        -        -     32,721   32,721
 Total sources
 of funds         199,634    34,522   30,539     -     43,976 $308,671
Cumulative
 interest-rate
 sensitivity
 gap              (40,042)  (23,011) (13,704)  23,933    -
Percent of
 total assets        (13%)      (7%)     (4%)      8%    -

At June 30, 1995, the Company was liability sensitive as measured by a negative cumulative one year gap of $23.0 million, or 7.5% of total assets. As a result, the Company's net interest margin could be adversely affected by a sudden increase in interest rates.

Despite the negative gap, during the past year the Company's net interest margin increased 60 basis points as compared with 1994, driven by the benefit, over the past year, from higher interest rates on the Company's adjustable rate assets which have repriced faster that deposit liabilities. The Company's deposit rates, in particular savings and money market rates, lagged changes in treasury yields over the past year and this lag, together with the improvements in asset mix, has been a principal contributor to the increase in the Company's net interest margin.

The low interest rate environment in 1993 contributed to a shortening of deposit liabilities, as maturing certificates of deposits were rolled over into more liquid savings and money market accounts. The Company benefited from this favorable deposit mix over the past year as certificate of deposit rates began to rise while money market and savings rates remained substantially unchanged. Over the past year deposit liabilities lengthened as the rate differential between money market rates and certificate of deposit rates widened. Higher rates on certificates of deposit have resulted in deposit flows from money market and savings accounts into certificates of deposit. This trend may continue and could adversely impact the Company's net interest margin. Furthermore, a sudden increase in yields on money market and savings accounts would adversely impact the Company's net interest margin. However, the Company believes that this effect will be offset over time as the Company's 1-year adjustable rate mortgage loans continue to reprice upwards and as cash flows from securities and non-performing assets are reinvested into higher yielding loans.

As evidenced by the past year, a significant factor in determining the Company's ability to maintain its net interest margin in a changing interest rate environment is its ability to manage its core deposit rates. Essentially all of the Company's deposit base is composed of local retail deposit accounts which tend to be somewhat less sensitive to moderate interest fluctuations than other funding sources and, therefore, provide a reasonably stable and cost-effective source of funds. The Company also structures its loan and securities portfolios to provide for portfolio repricing consistent with its interest rate risk objectives.


CAPITAL RESOURCES

Stockholders' equity and book value per share increased 30% during 1995 to $32.7 million and $7.29, respectively, at June 30, 1995. The increase of $7,627,000, or $1.70 per share, resulted primarily from the Company's earnings of $6,224,000, or $1.37 per share, for the year, together with a $1,678,000 adjustment to shareholders equity to tax effect the net unrealized securities losses reported in shareholders equity, offset in part by the cash dividends of $269,000.

Stockholders' equity at June 30, 1995 included an adjustment, net of taxes, for unrealized holding losses of $2,609,000 million on securities transferred from available-for-sale to held-to-maturity and net unrealized holding gains of $91,000 on securities available-for-sale. Refer to "Financial Condition - Securities" for a discussion of the Company's securities portfolio.

In October 1994 the Company resumed the payment of a quarterly cash dividend, following a four year lapse. During the fiscal year 1995 total dividends of $.06 per share were declared and paid. On July 25, 1995 the Company declared a $.02 dividend.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At June 30, 1995 the Company's leverage capital ratio was 10.58% and its tier I and total risk-based capital ratios were 20.09% and 21.36%, respectively. At June 30, 1995 the Bank's leverage capital ratio was 10.19% and its tier I and total risk-based capital ratios were 19.34% and 20.62%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividend Restrictions

The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends by the Bank to the Company. Under Connecticut law a bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the year ended June 30, 1995 is $6,337,000. In some instances, further restrictions on dividends may be imposed on the Company by the FRB.

In July 1995 the State of Connecticut Department of Banking and the FDIC released the Bank from a requirement to obtain regulatory approval prior to declaring any dividends. In August 1995 the FRB released the Company from a requirement to provide notification prior to declaring any dividends.

The Company believes that the payment of cash dividends to its shareholders is appropriate, provided that such payment considers the Company's capital needs, asset quality, and overall financial condition and does not adversely affect the financial stability of the Company or the Bank. The payment of cash dividends by the Company will be dependent on the Company's future core earnings, financial condition and capital needs, regulatory restrictions, and other factors deemed relevant by the Board of Directors of the Company.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") which was later amended in October of 1994 by Statement of Financial Accounting Standards No. 118 ("SFAS 118"), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures". SFAS 114 and 118, which the Company must adopt as of July 1, 1995, require creditors to evaluate the collectability of both contractual interest and contractual principal of all loans when assessing the need for a loss accrual. When a loan is impaired, a creditor shall measure impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. The creditor shall recognize an impairment by creating a valuation allowance. In management's judgement the allowance for loan losses at June 30, 1995 is adequate and the Company does not believe that the adoption of SFAS 114 or SFAS 118 will have a material impact on its financial condition and results of operations.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights". SFAS 122 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" to require that the Company recognize an asset for rights to service mortgage loans for others, however those servicing rights are acquired. It will also require the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 must be applied prospectively for the Company's fiscal year end beginning July 1, 1996. The adoption of this pronouncement is not expected to have a material impact on the Company's financial condition or results of operations.


IMPACT OF INFLATION AND CHANGING PRICES

The Company's financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular real estate. Sharp decreases in real estate prices, as discussed previously, have resulted in significant loan losses and losses on real estate acquired. Inflation, or disinflation, could continue to significantly affect the Company's earnings in future periods.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         NEWMIL BANCORP, INC.
                  REPORT OF COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders
   of NewMil Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of NewMil Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NewMil Bancorp, Inc. and Subsidiary as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for investments as of June 30, 1993 and income taxes as of July 1, 1992.



/s/ Coopers & Lybrand L.L.P.

Hartford, Connecticut
July 21, 1995



Coopers & Lybrand L.L.P., a registered limited liability partnership, is a member firm of Coopers & Lybrand International.

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                                     June 30,
                                                  1995      1994
ASSETS
Cash and due from banks                           $  5,791  $  4,732
Federal funds sold                                   8,500      -
Securities
 Available-for-sale at market                        7,102   119,141
 Held-to-maturity at amortized
  cost (fair value: $119,948 and $32,695)          120,092    34,605
Loans (net of allowance for loan losses:
  $5,372 and $5,246)                               147,899   137,620
Residential mortgage loans held-for-sale               -         130
Real estate acquired (net of valuation
  reserve: $313 and $367)                            4,219     9,136
Bank premises and equipment, net                     6,125     6,393
Accrued income                                       1,918     1,887
Deferred tax asset, net                              6,397       800
Other assets                                           628       715
    Total Assets                                  $308,671  $315,159

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                    $  8,224  $  7,111
 NOW accounts                                       21,921    22,494
 Money market                                       63,059    84,269
 Savings and other                                  41,349    46,949
 Certificates of deposit                           117,867    75,359
    Total deposits                                 252,420   236,182
Securities sold under repurchase agreements         15,499    51,850
FHLB advances                                        5,000      -
Accrued interest and other liabilities               3,031     2,033
    Total Liabilities                              275,950   290,065

Commitments and contingencies                         -         -

Shareholders' Equity
 Common stock - $.50 per share par value
  Shares authorized: 20,000,000 and 6,000,000
  Shares issued: 5,965,888                           2,983     2,983
 Paid-in capital                                    44,145    44,182
 Retained earnings (accumulated deficit)             3,915    (2,040)
 Net unrealized holding gains (losses) on
  securities available-for-sale, net of taxes           91    (4,163)
 Net unrealized holding losses on
  securities transferred to held-to-
  maturity, net of taxes                            (2,609)     -
 Treasury stock, at cost: 1,474,409 and
  1,480,000 shares                                 (15,804)  (15,868)
    Total Shareholders' Equity                      32,721    25,094
    Total Liabilities and Shareholders' Equity    $308,671  $315,159

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands except per share amounts)

                                          Years ended June 30,
                                          1995      1994     1993
Interest and dividend income
 Interest and fees on loans               $11,967   $10,623  $10,979
 Interest and dividends on securities       8,247     6,742    5,680
 Interest on federal funds sold                69        85      319
    Total interest and dividend income     20,283    17,450   16,978

Interest expense
 Deposits                                   8,054     6,856    8,321
 Borrowed funds                             1,549     1,621       34
 Interest rate swaps, net                      (1)       (4)     111
  Total interest expense                    9,602     8,473    8,466

Net interest and dividend income           10,681     8,977    8,512
Provision for loan losses                     400       208      450
Net interest and dividend income
 after provision for loan losses           10,281     8,769    8,062

Non-interest income
 Service charges on deposit accounts          779       652      496
 Securities gains, net                        226       404    2,453
 Losses on interest rate swaps                -         -       (804)
 Loan servicing fees                          126       119       35
 Gains on mortgage loans, net                  28        99      101
 Other                                        262       262      229
  Total non-interest income                 1,421     1,536    2,510

Non-interest expense
 Salaries                                   3,295     2,916    2,966
 Employee benefits                            841       840      856
 Occupancy                                    731       788      752
 Equipment                                    543       571      486
 Insurance                                    695       684      734
 Collections and real estate acquired       1,418     1,339    1,991
 Professional services                        293       316      426
 Marketing                                    236       183      166
 Other                                      1,300     1,057       845
  Total non-interest expense                9,352     8,694    9,222

Income before income taxes                  2,350     1,611    1,350
Income tax (benefit) provision             (3,874)     (720)      23
Net income                                $ 6,224   $ 2,331  $ 1,327

Earnings per share                          $1.37     $0.52    $0.30

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                                                               Net un-
                                                               realized
                                                               gains
                                           Retained            (losses)
                                           earnings            on        Total
                                           (accumul- Trea-     securit-  share-
                Common     Stock   Paid-in  ated     sury      ies net  holders'
                Shares     Amount  capital deficit)  stock     of taxes equity
Balances at
 June 30, 1992  5,963,888  2,982   44,177  (5,698)   (15,868)  $  -     $25,593

Net income for
 year               -       -      -       1,327     -         -          1,327
Change in net
 unrealized
 gains (losses)
 on securities      -       -      -       -         -         2,085      2,085

Balances at
 June 30, 1993  5,963,888  2,982   44,177  (4,371)   (15,868)  2,085     29,005

Net income for
 year               -      -       -       2,331     -         -          2,331
Proceeds from
 exercise of
 stock options      2,000      1        5  -         -         -              6
Change in net
 unrealized
 gains (losses)
 on securities      -      -       -       -         -        (6,248)    (6,248)

Balances at
 June 30, 1994  5,965,888  2,983   44,182  (2,040)   (15,868) (4,163)    25,094

Net income for
 year               -       -      -        6,224     -        -          6,224
Cash dividends
 declared           -       -      -        (269)     -        -          (269)
Proceeds from
 issuance of
 Treasury Stock     -       -      (37)     -         64       -            27

Change in net
 unrealized
 gains (losses)
 on securities       -      -       -       -       -         (33)         (33)
Deferred taxes on
 net unrealized
 (gains) losses
 on securities      -       -      -       -        -         1,678       1,678
Balances at
 June 30, 1995  5,965,888   $2,983 $44,145 $ 3,915  $(15,804) ($2,518)  $32,721

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                             Years ended June 30,
                                           1995     1994      1993
Operating Activities
 Net income                                $ 6,224   $2,331    $1,327
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                  400      208       450
    Provision for losses on
     real estate acquired                      621      450     1,176
    Provision for depreciation and
     amortization                              522      444       416
    Increase in deferred income tax asset   (5,597)    (800)     -
    Amortization and accretion of securities
     premiums and discounts, net               539    1,605        339
    Securities gains, net                     (226)    (404)   (1,649)
    Realized gains on loan sales, net          (28)     (99)     (101)
    Realized gains on sales of real
     estate acquired, net                     (409)     (51)     (206)
    Decrease (increase) in mortgage loans
     held for sale                             130    2,351    (2,481)
    (Increase) decrease in accrued income      (31)     169       344
    Decrease in refundable income taxes        -        -       1,451
    Increase (decrease) in accrued interest
     and other liabilities                     989     (851)     (204)
    Decrease (increase) in other
     assets, net                                88      (167)    (132)
     Net cash provided by
     operating activities                    3,222    5,186       730
Investing Activities
 Proceeds from sales of securities
  available-for-sale                         6,684   30,481       -
 Proceeds from sales of securities
  held-for-sale                                -        -       8,001
 Proceeds from maturities and principal
  repayments of securities                   6,051   34,323    28,082
 Purchases of securities available-for-sale (5,413)(125,449)  (43,151)
 Proceeds from sales of mortgage backed
  securities available-for-sale             15,710   24,112       -
 Proceeds from sales of mortgage backed
  securities held-for-sale                     -        -      17,769
 Proceeds from sales of mortgage backed
  securities held-for-investment               -        -      22,977
 Principal collected on mortgage backed
  securities                                 4,852   16,654    17,874
 Purchases of mortgage backed securities       -    (20,606)  (62,505)
 Loan advances, net of repayments          (10,688)  (1,373)     (155)
 Purchases of loans                           (819)     -     (16,491)
 Proceeds from sale of real estate
  acquired                                   6,879    2,123     2,517
 Payments to improve real estate acquired   (1,320)  (1,212)     (672)
 Net purchases of Bank premises
  and equipment                               (253)    (720)     (368)
     Net cash provided (used) by
     investing activities                   21,683  (41,667)  (26,122)
Financing Activities
 Net increase (decrease) in deposits        16,247    8,085  (10,385)
 Net (repayments of) proceeds from
  repurchase agreements                    (36,351)  23,850   28,000
 Net proceeds from FHLB advances             5,000      -        -
 Net proceeds from Treasury Stock reissued      27      -        -
 Cash dividends paid                          (269)     -        -
 Proceeds from exercise of stock options       -          6      -
     Net cash (used) provided by
     financing activities                  (15,346)  31,941   17,615
     Increase (decrease) in cash and
     cash equivalents                        9,559   (4,540)  (7,777)
Cash and federal funds sold, beginning
 of year                                     4,732    9,272   17,049
Cash and federal funds sold, end of year   $14,291  $ 4,732  $ 9,272

Cash paid (received) during year
 Interest to depositors                   $  8,046 $  6,849  $ 8,325
 Interest on borrowings and
  interest rate swaps                        1,633    2,022      516
 Income taxes                                   72       71   (1,422)
Non-cash transfers
 From securities held-for-investment
  to securities available-for-sale             -        -    116,822
 From securities held-for-sale to
  securities available-for-sale                -        -      1,801
 From securities available-for-sale
  to securities held-to-maturity            92,231      -        -
 From loans to real estate acquire             853      522    2,922

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NewMil Bancorp, Inc. (the "Company") is the bank holding company for New Milford Savings Bank (the "Bank"), a State-chartered savings bank. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

Principles of Consolidation
The consolidated financial statements include those of the Company and its subsidiary after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to prior years' amounts to conform with the 1995 financial presentation.

Securities
Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at fair market value. Unrealized holding gains and losses on such securities are reported net of related taxes, if applicable, as a separate component of shareholders' equity. Securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. Securities that the Company has transferred from available-for-sale to held-to-maturity are carried at the fair value at the time of transfer, adjusted for subsequent amortization or accretion and net of applicable taxes.

Effective June 30, 1993 the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) and revised its securities accounting policy, which is stated above.

Prior to June 30, 1993 all debt securities intended for sale and marketable equity securities were carried at the lower of aggregate cost or market value. All other securities that the Company had the intention and ability to hold to maturity were carried at amortized cost. Changes in the carrying value of securities held-for-sale were reported in earnings as securities gains and losses. Changes in the carrying value of marketable equity securities held-for-investment were reported as a separate component of shareholders' equity.

Loans
Loans are reported at their principal outstanding balance net of charge-offs, unearned income, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans. Loan origination and commitment fees and certain direct origination costs are deferred and recognized over the life of the related loan as an adjustment of yield, or taken into income when the related loan is sold.

Mortgage loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Changes in the carrying value are reported in earnings as gains and losses on mortgage loans. Realized gains and losses on sales of mortgage loans are reported in earnings when the proceeds are received from investors.

The accrual of interest on loans is generally discontinued when principal or interest is past due by 90 days or more, or earlier when, in the opinion of management, full collection of principal or interest is unlikely unless such loans are well collateralized and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued but not collected is charged against current income. Income on such loans is then recognized only to the extent that cash is received and future collection of principal is probable.

Loans are restored to accrual status when principal and interest payments are brought current and future payments are reasonably assured, following a sustained period of repayment performance by the borrower in accordance with the loan's contractual terms.

Troubled debt restructurings ("TDR") are renegotiated loans for which concessions, such as the reduction of interest rates, deferral of interest or principal payments, or partial forgiveness of principal and interest, have been granted due to a deterioration in a borrower's financial condition. Interest to be paid on a deferred or contingent basis is reported in earnings only as collected.

Allowance for Loan Losses
The Company periodically reviews the allowance for loan losses in order to maintain the allowance at a level sufficient to absorb probable credit losses. The Company's review is based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. The allowance for loan losses is increased through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. While the Bank uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in regional economic conditions and related factors.

Various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination.

Real estate acquired
Real estate acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt, and collateral which has been in-substance foreclosed (known collectively as real estate acquired), are stated at the lower of cost (principally loan amount) or fair value minus estimated selling expenses. A property is considered to have been in-substance foreclosed when it is determined that a borrower no longer has equity in the property collateralizing a loan; proceeds for repayment can be expected to come only from operation or sale of the collateral; the borrower has formally or effectively abandoned control of the collateral; or, the borrower has retained control, but because of current financial condition or economic prospects, it is doubtful that equity will be rebuilt in the foreseeable future. When a loan is reclassified as real estate acquired any excess of the loan balance over its fair value less estimated selling costs is charged against the allowance for loan losses. Costs relating to the subsequent development or improvement of a property are capitalized, to the extent realizable. Holding costs and any subsequent provisions to reduce the carrying value of a property to fair value minus estimated selling expenses are charged to earnings and classified as real estate acquired expense. Fair value is determined by current appraisal for collateral dependent loans.

Income Taxes
Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes. Effective July 1, 1992 the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109) which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is assured beyond a reasonable doubt.

Bank Premises and Equipment
Bank premises, furniture and equipment are carried at cost, less accumulated depreciation and amortization computed on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line basis over the shorter of the estimated useful lives of the improvements or the term of the related leases.

Statement of Cash Flows
For the purpose of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits at other financial institutions and overnight federal funds sold. Interest cash flows from interest rate swap contracts are classified as operating cash flows consistent with the interest cash flows relating to the underlying asset and liabilities. Cash flows related to the purchase of interest rate caps or the termination of interest rate swaps are classified in the same category as the cash flows from the underlying assets or liabilities being hedged.

Computation of Earnings per Share
Earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period, which, during 1995, 1994 and 1993 were 4,487,144, 4,484,329 and 4,483,888, respectively. The computation does not give effect to shares issuable upon exercise of stock options where the effect of that inclusion would be anti-dilutive.

NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

(dollars in thousands)           Estimated   Gross un- Gross un- Amort-
                                 fair        realized  realized   ized
                                 value       gains     losses     cost
June 30, 1995
U.S. Government Agencies
 Within 5 years                  $1,018      $ 17     $ -         $1,001
Mortgage backed securities        4,149       142       7          4,014
Collateralized mortgage
 obligations                        388        -        -            388
  Total debt securities           5,555       159       7          5,403
Federal Home Loan Bank stock      1,547        -        -          1,547
 Total securities
 available-for-sale              $7,102      $159     $ 7         $6,950

June 30, 1994
U.S. Government Agencies
 After 5 and within 10 years   $    916      $ -      $86         $1,002
Mortgage backed securities       35,101       127     828         35,802
Collateralized mortgage
 obligations                     81,234         1   3,889         85,122
Other bonds and notes
 After 5 and within 10 years        650       640     -               10
  Total debt securities         117,901       768   4,803        121,936
Marketable equity securities      1,240        -      128          1,368
 Total securities
  available-for-sale           $119,141      $768  $4,931       $123,304


During 1995 securities with a fair value of $92,231,000 were transferred from available-for-sale to held-to-maturity pursuant to a change in the Company's investment strategy. These securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at June 30, 1995 are unrealized holding losses, net of taxes, of $2,609,000 on such securities, representing unrealized holding losses at the date of transfer adjusted for subsequent amortization and taxation. Securities classified held-to-maturity (carried at amortized cost) were as follows:

(dollars in thousands)                    Gross un- Gross un-  Estimated
                               Amortized   realized realized   fair
                               cost(a)     gains    losses     value
June 30, 1995
U.S. Government Agencies
  After 5 and within 10 years  $    915    $   68  $   -     $   983
Mortgage backed securities       20,245        82     169     20,158
Collateralized mortgage
 obligations                     98,932     1,670   1,795     98,807
 Total securities
  held-to-maturity             $120,092    $1,820  $1,964   $119,948

June 30, 1994
U.S. Government Agencies
  After 5 but within 10 years   $   -      $  -    $  -      $   -
Mortgage backed securities        9,985       -       476      9,509
Collateralized mortgage
 obligations                     24,620       -     1,434     23,186
 Total securities
  held-to-maturity              $34,605    $  -    $1,910    $32,695

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Cash proceeds and realized gains and losses from sales of securities were as follows:


(dollars in thousands)                     Cash    Realized  Realized
                                         proceeds    gains    losses
Year ended June 30, 1995
Mortgage backed securities
  Available-for-sale                     $15,710      $ -       $490
Collateralized mortgage obligations
  Available-for-sale                       2,910        -         -
Other bonds and notes
  Available-for-sale                         696       696        -
Marketable equity securities
  Available-for-sale                       1,400       110        80
Total                                    $20,716      $796      $570

Year ended June 30, 1994
Mortgage backed securities
  Available-for-sale                     $24,112      $358      $ 42
Collateralized mortgage obligations
  Available-for-sale                      29,951        62        72
Marketable equity securities
  Available-for-sale                         530        98        -
Total                                    $54,593      $518      $114

Year ended June 30, 1993
Mortgage backed securities
  Held-for-sale                          $17,769    $  556       $ -
  Held-for-investment                     22,977     1,512         -
Marketable equity securities
  Held-for-sale                            8,001       542        70
Total                                    $48,747    $2,610       $70

At June 30, 1995 securities with a carrying value aggregating approximately $19,126,000 were pledged as collateral against public funds, repurchase agreements and interest rate swaps (Notes 6 and 12).

NOTE 3 - LOANS

The composition of the loan portfolio was as follows:

     June 30, (in thousands)               1995         1994
     Real estate mortgages
       One-four family residential         $ 98,766     $ 94,836
       Five or more family residential        3,171        3,199
       Commercial                            29,068       23,556
       Land loans                             9,524       11,833
     Commercial and industrial                3,201          708
     Home equity lines of credit              7,785        7,367
     Installment and other                    2,187        1,753
       Total loans, gross                   153,702      143,252
     Deferred loan origination fees, net       (431)        (386)
     Allowance for loan losses               (5,372)      (5,246)
       Total loans, net                    $147,899     $137,620

The Company's loans consist primarily of residential and commercial real estate loans located principally in Litchfield County and northern Fairfield County, the Company's service area. In addition, a substantial portion of real estate acquired is located in this service area. The Company offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market, which, over the past three years, has experienced a significant decline in the market value of real property. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of real estate acquired is susceptible to changes in market conditions.

Changes in the allowance for loan losses were as follows:

     June 30, (in thousands)            1995    1994      1993
     Balance at beginning of year     $5,246  $5,331    $5,753
     Provision for losses                400     208       450
     Charge-offs                        (295)   (308)     (879)
     Recoveries                           21      15         7
     Balance at end of year           $5,372  $5,246    $5,331

SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income recognition and Disclosure", which are effective for fiscal year 1996, require creditors to evaluate the collectability of both contractual interest and contractual principal of all loans when assessing the need for a loss accrual. When a loan is impaired, a creditor shall measure impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. The creditor shall recognize an impairment by creating a valuation allowance. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan. In management's judgement the allowance for loan losses at June 30, 1995 is adequate and the Company does not believe that the adoption of SFAS 114 or SFAS 118 will have a material impact on its financial condition and results of operations.

In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights". SFAS 122 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities" to require that the Company recognize an asset for rights to service mortgage loans for others, however those servicing rights are acquired. It will also require the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. SFAS 122 must be applied prospectively for the Company's fiscal year end beginning July 1, 1996. The adoption of this pronouncement is not expected to have a material impact on the Company's financial condition or results of operations.

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

     June 30, (in thousands)                 1995        1994
     Non-accrual loans                       $4,632      $ 4,170
     Accruing loans past due
       90 days or more                           34          379
     Accruing troubled debt
       restructured loans                       -            -
       Total non-performing loans             4,666        4,549
     Real estate acquired in
       settlement of loans                    1,989        5,348
     In-substance foreclosed loans            2,543        4,155
     Valuation reserve                         (313)        (367)
       Total real estate acquired, net        4,219        9,136
       Total non-performing assets           $8,885      $13,685

The reductions in interest income associated with non-accrual loans were as follows:

     June 30, (in thousands)               1995    1994      1993
     Income in accordance with
       original terms                      $417    $399      $379
     Income recognized                      116     119       145
     Reduction in interest income          $301    $280      $234

The components of collection and real estate acquired expense were as follows:

Year ended June 30,
(dollars in thousands)                   1995    1994      1993
Provision for estimated losses           $  621  $  450    $1,176
Expenses of holding real estate acquired    480     231       371
(Gains) losses on sales of real
     estate acquired, net                  (409)    (51)     (206)
Collection expense                          726     709       650
  Total collection and
     real estate acquired expense        $1,418  $1,339    $1,991

Changes in the real estate acquired valuation reserve were as follows:

Year ended June 30,
(dollars in thousands)                    1995    1994     1993
Valuation reserve at beginning of year    $ 367   $ 716    $  180
Charge-offs                                (675)   (799)     (640)
Provision                                   621     450     1,176
Valuation reserve at end of year          $ 313   $ 367    $  716

NOTE 5 - BANK PREMISES AND EQUIPMENT

The components of Bank premises and equipment were as follows:

     June 30, (in thousands)               1995     1994
     Land                                  $ 1,140  $ 1,140
     Buildings and improvements              5,499    5,473
     Equipment                               3,523    3,508
     Leasehold improvements                    283      246
       Total cost                           10,445   10,367
     Accumulated depreciation
     and amortization                       (4,320)  (3,974)
       Bank premises and equipment, net    $ 6,125  $ 6,393

NOTE 6 - SHORT TERM BORROWED FUNDS

The Company's short term borrowed funds include Federal Home Loan Bank advances and short term repurchase agreements with major brokerage firms that are primary dealers in government securities. The following is an analysis of short term borrowed funds:

     (dollars in thousands)                  1995     1994
     Federal Home Loan Bank advances
     Borrowings at June 30
       maturing 30 days or less              $5,000   $  -
     Average borrowings during year             863      -
     Maximum month-end borrowings             5,575      -
     Accrued interest expense at June 30          1      -
     Weighted average rate at June 30         6.66%      -
     Weighted average rate during year        5.69%      -
     Securities sold under repurchase
        agreements
     Borrowings at June 30
       maturing 30 days or less             $15,499  $51,850
     Average borrowings during year          28,018   44,033
     Maximum month-end borrowings            50,255   59,534
     Accrued interest expense at June 30         21       42
     Weighted average rate at June 30         6.12%    4.46%
     Weighted average rate during year        5.35%    3.68%
     Amount at risk by broker
       Morgan Stanley                        $2,588   $1,816
       Merrill Lynch                            -      3,108
       Salomon Bros                           1,098      935
     Average maturity by broker
       Morgan Stanley                       29 Days   5 Days
       Merrill Lynch                          -      25 Days
       Salomon Bros                         13 Days   9 Days
     Collateral at June 30
       Mortgage-backed securities and
        collateralized mortgage obligations:
        Carrying amount                     $19,126  $57,458
        Market value                         18,443   57,458
        Accrued interest income                  80      293

Securities sold under repurchase agreements are generally issued on a 14-day or 30-day basis. At June 30, 1995 the Company had a pre-approved line of credit with the Federal Home Loan Bank of Boston of $6,303,000. Under this agreement the Company is required to maintain qualified collateral, as defined in the Federal Home Loan Bank of Boston's Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. The Company maintains qualified collateral sufficient to support Federal Home Loan Bank advances well in excess of the pre-approved line of credit at June 30, 1995.

NOTE 7 - INCOME TAXES

The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not. The components of the income tax provision (benefit) were as follows:

     (in thousands)
     Year ended June 30,               1995       1994     1993
     Current provision (benefit)
       Federal                           $ 799    $ 793    $ 255
       State                               264      268      109
       Benefit from net operating
         loss carry forwards
         Federal                          (777)    (736)    (255)
         State                            (241)    (245)      (86)
         Total                              45       80       23
     Deferred (benefit)
       Federal                          (2,952)    (580)     -
       State                              (967)    (220)     -
         Total                          (3,919)    (800)     -
     Income tax (benefit) provision    $(3,874)   $(720)   $  23

The following is a reconciliation of the expected federal statutory tax to the income tax (benefit) provision:


     Year ended June 30,                 1995     1994     1993
     Income tax at statutory
      federal tax rate                     34.0%   34.0%    34.0%
     Connecticut Corporation tax,
      net of federal tax benefit            0.6     0.9      1.7
     Benefit of net operating loss
      carryforwards                       (32.5)  (33.0)   (18.9)
     Change in valuation reserve         (166.7)  (49.7)     -
     Dividends excluded                    (0.7)   (1.1)    (2.5)
     Loan loss provision                    -       -      (10.6)
     Other                                  0.4     4.2     (2.0)
      Effective income tax rates         (164.9)  (44.7)     1.7

The components of the Company's net deferred tax asset were as follows:

 (in thousands)
 June 30, 1995                           Federal    State
 Deferred tax assets
  Net operating loss carryforwards       $  1,764  $  1,546
  SFAS 115 Securities available-for-sale    1,259       419
  Capital loss carryforwards                5,441     2,305
  Bad debt deductions                       1,621       604
  Losses on real estate acquired              190        71
  Accrued pension expense                     141        53
  Deferred income                             129        48
  Other                                       168        63
  Tax credits                                 234       -
  Total deferred tax assets                10,947     5,109
 Deferred tax liabilities
  Bad debt deduction                          708       264
  Deferred income                               7         3
  Other                                       -         -
  Total deferred tax liabilities              715       267
 Net deferred tax asset                    10,232     4,842
 Valuation reserve                         (5,441)   (3,236)
  Net deferred tax asset                 $  4,791   $ 1,606

 June 30, 1994
 Deferred tax assets
  Net operating loss carryforwards       $  3,937   $ 1,894
  Capital loss carryforwards                5,265     2,302
  Bad debt deductions                       1,910       646
  Security losses                             128        43
  Losses on real estate acquired              125        42
  Accrued pension expense                     157        53
  Other                                       235        20
  Tax credits                                (181)      -
  Total deferred tax assets                11,576     5,000
 Deferred tax liabilities
  Bad debt deduction                          759       257
  Deferred income                             131        44
  Other                                        97        73
  Total deferred tax liabilities              987       374
 Net deferred tax asset                    10,589     4,626
 Valuation reserve                        (10,009)   (4,406)
  Net deferred tax asset                 $    580   $   220

The allocation of deferred tax benefit involving items charged to current year income and items charged directly to stockholders' equity for the years ended June 30, are as follows:

 (in thousands)
 June 30, 1995                            Federal    State
 Deferred tax benefit
  allocated to shareholders' equity       $(1,259)   $ (419)
 Deferred tax benefit
  allocated to income                      (2,952)     (967)
 Total deferred tax benefit               $(4,211)  $(1,386)

 June 30, 1994
 Deferred tax benefit
  allocated to shareholders' equity         $ -       $ -
 Deferred tax benefit
  allocated to income                        (580)     (220)
 Total deferred tax benefit                 $(580)    $(220)

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. A valuation reserve is established for tax benefits available to the Company but for which realization is in doubt. In 1995 the Company reduced the valuation allowance to approximately 58% of the deferred tax asset to recognize 100% of the remaining available Federal income tax benefits (expiring 2007), together with a portion of the remaining available State income tax benefits (expiring 1997) which the Company expects to utilize, and other book/tax temporary differences. The Company also recognized a $1,678,000 adjustment to shareholders equity to record the tax effect of unrealized securities gains and losses reported in shareholders equity. The reduction in the deferred tax valuation allowance reflects the Company's improved operating performance, marked by three years of improving core earnings (exclusive of securities gains), reductions in non-performing assets and a positive outlook for earnings in the near term. As a result of the deferred tax benefit recognized in 1995, the Company's 1996 fiscal year quarterly earnings will be reported on a fully-taxed basis. At June 30, 1995, the Company recorded a valuation reserve against a portion of the State net operating loss carryforwards and 100% of the State and Federal capital loss carryforwards which the Company does not expect to utilize.

At June 30, 1995 the Company had federal net operating loss carryforwards of approximately $5.1 million (expiring in 2007) and state net operating loss carryforwards of approximately $13.7 million (expiring in 1997) which can be applied to reduce future federal and state income taxes. At June 30, 1995 the Company also has federal and state capital loss carryforwards of approximately $16.0 million and $20.4 million, respectively (expiring principally in 1996) which it does not expect to utilize because of the discontinuation of investing in marketable equity securities.


NOTE 8 - RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan (the "Pension Plan") covering all eligible employees. The benefits are primarily based on compensation and length of service. The Company's policy is to contribute the actuarially computed normal cost, plus an amount to fund liability for past service cost over 40 years. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. On September 1, 1993 the Company suspended benefit accruals under the Pension Plan for all employees and, as of a result of which, recognized a pension curtailment gain of $177,713 as a reduction of net pension expense in 1994. Pension Plan assets consist principally of money market funds, bonds and equity securities. The components of net pension expense are as follows:

     Year ended June 30, (in thousands)   1995   1994      1993
     Service cost - benefits
       earned during the period           $  -   $  145    $ 230
     Interest cost on projected
       benefit obligation                   280     309      335
     Actual return on plan assets           (81)   (272)    (528)
     Curtailment gain                        -     (177)      -
     Net amortization and deferral         (187)    (11)     134
       Net pension expense (income)       $  12   $  (6)   $ 171

The funded status of the Pension Plan at March 31 was as follows:

     March 31, (in thousands)             1995        1994
     Actuarial present value of benefit
     obligations:
       Vested benefit obligation          $(4,841)    $(5,055)
       Accumulated benefit obligation     $(4,892)    $(5,111)
       Projected benefit obligation       $(4,892)    $(5,111)
       Plan assets at fair value            4,491       4,529
     Projected benefit obligation in
       excess of Plan assets                 (401)       (582)
     Unrecognized net loss                    106         274
     Accrued pension cost included
       in other liabilities               $  (296)    $  (308)

The weighted average discount rate and rate of increase in future compensation levels used to measure the actuarial present value of the projected benefit obligation were 6.0% and 4.0%, respectively, in 1995 and 1994 and 8.0% and 6.0%, respectively, in 1993. The expected long-term rate of return on Pension Plan assets was 6.0% in 1995 and 1994 and 8.0% in 1993. The Company contributed $253,000 to the Pension Plan in 1994. There was no contribution in 1995.

On April 1, 1994 the Company introduced a 401(K) Savings Retirement Plan covering all eligible employees. Participants may contribute up to 15% of their compensation, subject to a maximum of $9,240 per year in 1995. The Company contributes amounts equal to 50% of annual employee contributions up to 6% of participants' compensation. Employees are fully vested in the Company's contributions after five years of service. The Company contributed $50,817 and $10,000 to the Plan in 1995 and 1994, respectively.

The Company has a non-contributory profit sharing plan covering all eligible employees. Contributions are made at the discretion of the Company. No contributions were made for 1995, 1994 and 1993.

Effective July 1, 1993 the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions," (SFAS
106), which requires the Company to accrue its obligation for post-retirement benefits other than pensions over the service lives of its employees rather than on a cash basis.

The Company provides post-retirement health benefits for current retirees and eligible employees. Post-retirement life insurance benefits are provided for employees that were eligible for retirement as of October 1, 1993 and current retirees. The cost of post-retirement health care benefits is shared by the Company and the retiree, and benefits are based on deductible and coinsurance provisions. The post-retirement life insurance benefits are non-contributory, and benefits are based on a percentage of the base pay at retirement. As of October 1, 1993 the Company adopted a resolution to suspend certain post-retirement benefits and introduce a co-pay provision for new employees hired on or after October 1, 1993. Prior to the adoption of SFAS 106, the cost of these benefits for retired employees was expensed as paid. In adopting SFAS 106 the Company chose to amortize the transition obligation for past service cost of approximately $300,000 over 20 years rather than recognize it immediately as a cumulative effect of an accounting change. The adoption of SFAS 106 increased 1995 and 1994 employee benefit expense by approximately $60,000 for both years, being the actuarially computed normal cost, plus the amortization of the liability for past service cost over 20 years. The Company does not advance-fund its post-retirement health care and life insurance benefit plan.


NOTE 9 - SHAREHOLDERS' EQUITY

Liquidation Account
On February 14, 1986, the Company's wholly-owned subsidiary, New Milford Savings Bank, converted from mutual to stock ownership in a public offering. Upon conversion, eligible savings account holders as of October 31, 1986 were granted a priority in the event of future liquidation for a period of ten years, by establishing a special reserve account in an amount equal to the net worth of $28.6 million at October 31, 1986. The amount of the special reserve account is being decreased to the extent that the balances of eligible account holders are reduced at annual determination dates, which commenced June 30, 1986. The balance is approximately $2.5 million at June 30, 1995. No dividends may be paid to the Company if such dividends reduce the net worth of the Bank below the amount required for the special reserve account.

Capital Requirements
The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios were as follows:

                                     NewMil      New Milford
     June 30, 1995                Bancorp, Inc. Savings Bank
     Leverage ratio                  10.58%        10.19%
     Tier 1 risk-based ratio         20.09%        19.34%
     Total risk-based ratio          21.36%        20.62%

The Company and the Bank are categorized as "well capitalized". A well capitalized institution, as defined by the Prompt Corrective Action rules issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier 1 risk-based ratio of 6% or above and a leverage ratio of 5% or above. In addition to meeting these numerical thresholds, well capitalized institutions may not be subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Restrictions on Subsidiary's Dividends and Payments
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the year ended June 30, 1995 is $6,337,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.


NOTE 10 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans (including loans accounted for as in-substance foreclosed) to related parties are as follows:

                                                 Principal
(in thousands)                        Officers/    share-
                                      directors   holders     Total
Year ended June 30, 1995
Balance, beginning of year                $ 479    $3,203    $3,682
Advances                                     22       -          22
Repayments                                  (48)      -         (48)
Mortgage loans sold                        (193)      -        (193)
Charge-offs                                 -        (461)     (461)
Foreclosures and real estate
  acquired in lieu of foreclosure           -        (242)     (242)
Balance, end of year                      $ 260    $2,500    $2,760

Year ended June 30, 1994
Balance, beginning of year                $ 474    $3,684    $4,158
Advances                                    264       -         264
Repayments                                 (259)      -        (259)
Sales contract deposits                     -          (3)       (3)
Charge-offs                                 -        (155)     (155)
Foreclosures and real estate
  acquired in lieu of foreclosure           -        (323)     (323)
Balance, end of year                      $ 479    $3,203    $3,682

Loans to two principal shareholders at June 30, 1995 included loans with principal indebtedness of $8.8 million, all of which were secured by real estate. The Company has instituted foreclosure actions and has charged off $5.7 million against such loans (in the current year the Company charged off $461,000 against such loans). In management's judgement adequate reserves have been provided against this indebtedness.

NOTE 11 - STOCK OPTIONS

The Company's 1986 Stock Option and Incentive Plan (the "1986 Plan") authorizes the granting of both incentive and non-incentive options and stock appreciation rights (SARS) to officers and other key employees by the Salary and Benefits Committee of the Board. The 1986 Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price not less than 85% of the fair market value of the Company's stock on the date of the grant. Changes in outstanding stock option and SARS were as follows:

               Options  Options
               without   with             Average Maturity    Price
                SARS     SARS      Total   price    range     range
June 30, 1992  146,120  17,400   163,520  $5.256  1996-2002 $4.00-12.06
Granted         63,000    -       63,000   3.000    2002       3.00
  Lapsed       (25,500) (7,400)  (32,900)  4.764  1996-2000 3.00-11.09
June 30, 1993  183,620  10,000   193,620   4.448  1996-2002 3.00-12.06
  Granted      141,450    -      141,450   4.005  2003-2004  3.19-4.25
  Exercised     (2,000)   -       (2,000)  3.000    2002       3.00
  Lapsed      (100,500)   -     (100,500)  3.995    2002     3.00-4.00
June 30, 1994  222,570  10,000   232,570   4.383  1996-2004 3.00-12.06
  Granted       25,000    -       25,000   4.285  2003-2004  4.00-4.57
  Lapsed        (7,750)   (100)   (7,850)  6.253  1996-2004 3.00-12.06
June 30, 1995  239,820   9,900   249,720  $4.295  1996-2004 $3.00-12.06

Stock options outstanding as of June 30, 1995 were exercisable as follows:

                                 Options        Options
                                 without        with
                                 SARS           SARS     Total
June 30, 1995                    189,820         9,900    199,720
March 21, 1996                    25,000           -       25,000
March 21, 1997                    25,000           -       25,000
   Total                         239,820         9,900    249,720

As of June 30, 1995 options to purchases 163,530 shares of Common Stock were available to be granted under the 1986 Stock Option and Incentive Plan.

The Company's 1992 Stock Option Plan for Outside Directors (the "1992 Plan") provides for automatic grants of options to non-employee directors who were participants on the effective date of the plan and newly elected and subsequently reelected non-employee directors. The 1992 Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price of not less than the fair market value of the Company's stock on the date of the grant. Options granted under the 1992 Plan are exercisable only during a fiscal quarter following a quarter in which dividends have been declared on the Common Stock. Accordingly, all of the options were exercisable at June 30, 1995.

Changes in outstanding stock options were as follows:

                                  Average                     Price
                       Options     Price      Maturity        Range
   October 23, 1992
   Granted             60,000     $3.000        2002          $3.00
   Lapsed                 -        -             -              -
   June 30, 1993       60,000      3.000        2002          3.00
   Granted              2,000      5.750        2003          5.75
   Lapsed                 -        -             -              -
   June 30, 1994       62,000      3.089        2002-2003     3.00-5.75
   Granted              4,000      5.000        2004          5.00
   Lapsed                 -        -             -              -
   June 30, 1995       66,000      3.205        2002-2004     3.00-5.75

As of June 30, 1995 options to purchases 64,000 shares of Common Stock were available to be granted under the 1992 Stock Option Plan for Outside Directors.


NOTE 12 - INTEREST RATE EXCHANGE AGREEMENTS

Prior to 1992 the Company used interest rate swaps to manage interest rate risk associated with a portfolio of fixed rate mortgage-backed securities. This program was discontinued in 1992 and the portfolio was downsized. As the underlying assets were sold, the Company terminated several of its swap contracts, allowed other contracts with near term maturities to expire, and, in the case of one contract maturing in 1995, entered into an offsetting contract to eliminate interest rate risk. Under these contracts the Company pays or receives a variable rate of interest (based on the three month LIBOR index) and receives or pays a fixed rate of interest based on the notional principal amounts listed below. The offsetting contracts by type, maturity, market value and rate were as follows:

                                    Notional  Rate   Rate     Market
(dollars in thousands)    Maturity  amount    paid   earned   value
June 30, 1995
Pay fixed/
 receive variable:        10/07/95   $6,000   8.52%   6.25%   $(18)
Pay variable/
 Receive fixed:           10/07/95    6,000   6.25    7.41      -
                                        -                      (18)
Valuation reserve                       -                       18
Swap obligations, net                $  -                     $ -

June 30, 1994
Pay fixed/
 receive variable:        10/07/95   $6,000   8.52%   4.06%  $(345)
Pay variable/
 Receive fixed:           10/07/95    6,000   4.06    7.41     255
                                        -                      (90)
Valuation reserve                       -                       85
Swap obligations, net                $  -                    $  (5)

The Company fully reserved the interest differential between these offsetting contracts in 1992 and this valuation reserve is being amortized over the remaining lives of the swaps as an offset to the net interest expense. As a result, these offsetting swaps have no effect on results of operations and give rise to no interest rate risk.


NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit which are not reflected in the accompanying financial statements. At June 30, 1995 the Company had commitments under outstanding construction mortgages of $476,000, unused lines of credit of $6,589,000 and outstanding commitments to fund loans of $7,686,000. At June 30, 1994 the Company had commitments under outstanding construction mortgages of $1,198,000, unused lines of credit of $5,594,000 and outstanding commitments to fund loans of $2,814,000. The Company does not anticipate any material losses as a result of these transactions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company's exposure to credit loss in the event of non-performance by the other party to the commitment is represented by the contractual amount of the instrument. The exposure to credit loss is limited by evaluating the customer's credit worthiness on a case-by-case basis and by obtaining collateral if deemed necessary. Collateral held generally includes residential and commercial properties. The Company generally requires an initial loan to value ratio of no greater than 80% when real estate collateralizes a loan commitment.

The Company leases facilities under operating leases which expire at various dates through 1998. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by the Company. Rent expense totaled $128,413, $121,591 and $128,809 for 1995, 1994 and 1993,
respectively. Future minimum lease payments at June 30, 1995 are as follows:

                         1996    $87,459
                         1997     57,025
                         1998     40,246
                         1999     40,246
                         2000      3,354
                                $228,330

NOTE 14 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires the Company to disclose fair value information for certain of its financial instruments, including loans, securities, deposits, borrowings, interest rate swaps and other such instruments. Quoted market prices are not available for a significant portion of the Company's financial instruments and, as a result, the fair values presented may not be indicative of net realizable or liquidation values. Fair values are estimates derived using present value or other valuation techniques and are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics, and other factors.
In addition, fair value estimates are based on market conditions and information about the financial instrument at a specific point in time. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Such items include mortgage servicing, core deposit intangibles and other customer relationships, premises and equipment, foreclosed real estate and income taxes. In addition, the tax ramifications relating to the realization of the unrealized gains and losses may have a significant effect on fair value estimates and have not been considered in the estimates.

The following is a summary of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments pursuant to SFAS 107.

Cash, cash equivalents and other: The fair value of cash and due from banks, deposits with banks, federal funds sold, accrued interest receivable, securities sold under repurchase agreements and accrued interest payable, is considered to approximate the book value due to their short-term nature and negligible credit losses.
Securities: Securities classified as available-for-sale are carried at fair value. Fair value for securities held-for-sale was determined by secondary market and independent broker quotations.
Mortgage loans held for sale: Fair value was estimated using current dealer commitments to purchase loans and quoted secondary market prices.
Loans: Fair values for residential mortgage and consumer installment loans were estimated by discounting cash flows, adjusted for prepayments. The discount rates used for residential mortgages were secondary market yields for residential mortgage loans, net of servicing and adjusted for risk. The discount rates used for consumer installment loans were current rates offered by the Company. Fair values for commercial loans were estimated by assessing credit risk and interest rate risk. Such loans were valued by discounting estimated future cash flows at a rate that incorporates both interest and credit risk.
Deposit liabilities: The fair value for demand, savings and certain money market deposits is equal to the amount payable on demand at the balance sheet date which is equal to the carrying value. The fair value of certificates of deposit was estimated by discounting cash flows using rates currently offered by the Company for deposits of similar remaining maturities.
Off-balance sheet: The fair value of interest rate swap contracts was estimated by discounting cash flows using prevailing market rates.


The fair value information of the Company's financial instruments required to be valued by SFAS 107 are as follows:

June 30,                               1995                1994
(dollars in thousands)                   Estimated           Estimated
                                 Carrying  fair     Carrying   fair
                                   value   value      value    value
Financial Assets
 Cash and due from banks        $  5,791 $  5,791   $  4,732 $  4,732
 Federal funds sold                8,500    8,500        -        -
 Securities available for sale     7,102    7,102    191,141  191,141
 Securities held to maturity     120,092  119,948     34,605   32,965
 Mortgage loans held for sale        -        -          130      134
 Loans                           153,702  152,558    143,252  142,222
 Allowance for loan losses        (5,372)     -       (5,246)     -
 Deferred loan origination
  fees, net                         (431)     -         (386)     -
 Loans, net                      147,899  152,558    137,750  142,222
 Accrued interest receivable       1,918    1,918      1,887    1,887

Financial Liabilities
 Deposits
  Demand (non-interest bearing) $  8,224 $  8,224   $  7,111 $  7,111
  NOW accounts                    21,921   21,921     22,494   22,494
  Money market                    63,059   63,059     84,269   84,269
  Savings and other               41,349   41,349     46,949   46,949
  Certificates of deposit        117,867  118,122     75,359   75,703
   Total deposits                252,420  252,675    236,182  236,526
 Securities sold under
  repurchase agreements           15,499   15,499     51,850   51,850
 FHLB advances                     5,000    5,000        -        -
 Accrued interest payable            298      298        288      288

Other Financial Instruments
 Interest rate swaps                $(18)   $ -         $(85)    $(90)

NOTE 15 - NEWMIL BANCORP, INC. (parent company only) FINANCIAL
INFORMATION

The unconsolidated balance sheets NewMil Bancorp, Inc. at June 30, and its statements of operations and cash flows for each of the years ended June 30, are presented as follows:

 Balance Sheets                                June 30,     June 30,
 (in thousands)                                   1995         1994
 Assets
  Due from bank                                 $    82      $    90
  Note receivable                                 1,100        1,200
  Investment in New Milford Savings Bank         31,546       23,834
  Other assets                                        4
    Total Assets                                $32,732      $25,131
 Liabilities and Shareholders' Equity
  Liabilities                                   $    11      $    37
  Shareholders' equity                           32,721       25,094
    Total Liabilities and Shareholders' Equity  $32,732      $25,131

Statements of Operations                      Years ended June 30,
 (in thousands)                            1995      1994     1993
 Interest income                           $  334    $   42   $   41
 Expenses                                     178        95       93
 Income (loss) before taxes and
  undistributed net income (loss)
  of subsidiary                               156       (53)     (52)
 Income tax provision                         -         -         33
 Income (loss) before equity in
  undistributed net income
  of subsidiary                               156       (53)     (85)
 Equity in undistributed net
  income of subsidiary                      6,068     2,384    1,412
 Net income                                $6,224    $2,331   $1,327


 Statements of Cash Flows                      Years ended June 30,
 (in thousands)                           1995      1994     1993
 Net income                               $ 6,224   $ 2,331  $ 1,327
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Equity in net income of subsidiary     (6,068)  (2,384)   (1,412)
    Other                                     (22)        7       85
  Net cash provided (used) by operating
  activities                                  134       (46)     -
 Investing Activities:
  Repayment of advances to subsidiary, net    -         -      1,330
  Purchase of note receivable
  from subsidiary                             -         -     (1,300)
  Net decrease in note receivable
  from subsidiary                             100       100      -
    Net cash provided by investing
    activities                                100       100       30
 Financing Activities:
  Cash dividends declared                    (269)      -        -
  Proceeds from Treasury Stock issued          27       -        -
  Proceeds from exercise of stock options     -           6      -
    Net cash (used) provided by
    financing activities                     (242)        6      -
 (Decrease) Increase in cash and
 cash equivalents                              (8)       60       30
 Cash and cash equivalents,
  beginning of year                            90        30      -
 Cash and cash equivalents, end of year   $    82  $     90  $    30

NOTE 16 - QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for 1995 and 1994 is as follows ($ in thousands except per share amounts):


                                      Year ended June 30, 1995
                                 June 30,  Mar 31,   Dec 31,   Sept 30,
Statement of Operations
Interest and dividend
 income                          $5,512    $5,103    $4,872    $4,796
Interest expense                  2,609     2,423     2,266     2,304
Net interest income               2,903     2,680     2,606     2,492
Provision for loan losses           100       100       100       100
Non-interest income
 Securities gains (losses), net     -          30       196       -
 Gains (losses) on loans, net        24       -         -           4
Service fees and other              304       276       291       296
Non-interest expense              2,530     2,300     2,306     2,216
Income before income taxes          601       586       687       476
Income tax (benefit) provision   (3,911)       12        13        12
Net income                        4,512       574       674       464

Financial Condition
Total assets                   $308,671  $294,868  $295,627  $310,489
Loans, net                      147,899   144,383   140,430   138,226
Allowance for loan losses        (5,372)   (5,518)   (5,418)  (5,298)
Securities                      127,194   129,268   131,578   149,482
Deposits                        252,420   246,798   245,452   233,429
Borrowings                       20,499    18,078    21,886    49,857
Shareholders' equity             32,721    26,475    25,565    25,110
Non-performing assets             8,885    10,734    11,081    11,438

Per Share Data
Earnings per share                $0.99      $0.13    $0.15    $0.10
Dividends declared per share       0.02       -        0.02     0.02
Book value per share               7.29       5.90     5.70     5.60
Market price: (a)
  High                            6.250      5.250    5.750     5.750
  Low                             5.000      4.750    3.875     4.500

Statement of Operations
Interest and dividend income     $4,684    $4,292    $4,295    $4,179
Interest expense                  2,281     2,094     2,074     2,024
Net interest income               2,403     2,198     2,221     2,155
Provision for loan losses            60        60        28        60
Non-interest income
 Securities gains (losses), net     (43)      157       168       122
 Gains (losses) on loans, net       -         (53)       52       100
 Service fees and other             299       268       250       216
Non-interest expense              2,116     2,092     2,298     2,188
Income before income taxes          483       418       365       345
Income tax (benefit) provision     (757)       12        12        13
Net income                        1,240       406       353       332

Financial Condition
Total assets                   $315,159  $323,656  $311,214  $299,816
Loans, net                      137,620   139,688   134,594   135,705
Allowance for loan losses        (5,246)   (5,412)   (5,370)   (5,333)
Securities                      153,746   158,478   146,712   138,791
Deposits                        236,182   234,672   234,065   229,347
Borrowings                       51,850    59,534    46,156    38,591
Shareholders' equity             25,094    27,098    28,601    29,310
Non-performing assets            13,685    14,687    14,861    14,692

Per Share Data
Earnings per share                $0.27      $0.09    $0.08    $0.07
Dividends declared per share       -          -        -        -
Book value per share               5.59       6.04     6.38     6.54
Market price: (a)
  High                            5.000      5.250    6.250     5.000
  Low                             3.750      3.750    4.250     3.500

NewMil Bancorp, Inc.'s Common Stock, par value $.50 per share ("Common Stock") trades on the NASDAQ Stock Market under the symbol NMSB. As of September 1, 1995, there were 1,914 shareholders of record of the Company's Common Stock.

(a) The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosures between the Company and its independent accountants for which a Form 8-K was required to be filed during the two most recent fiscal years or for the period from June 30, 1995 to the date hereof.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears on pages 5 through 7 of the Company's Proxy Statement dated September 20, 1995 for the 1995 Annual Meeting of Shareholders, under the captions "Nominees for Election for a Three Year Term and Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.


Item 11.  EXECUTIVE COMPENSATION

The information required by this item appears on pages 7 through 13 of the Company's Proxy Statement dated September 20, 1995 for the 1995 Annual Meeting of Shareholders, under the caption "Executive
Compensation". Such information is incorporated herein by reference and made a part hereof.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required by this item appears on page 2 and pages 5 through 7 of the Company's Proxy Statement dated September 20, 1995 for the 1995 Annual Meeting of Shareholders, under the caption "Nominees for Election for a Three Year Term". Such information is incorporated herein by reference and made a part hereof.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears on page 14 of the Company's Proxy Statement dated September 20, 1995 for the 1995 Annual Meeting of Shareholders, under the caption "Transactions with Management and Others". Such information is incorporated herein by reference and made a part hereof.


                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

(a) The following documents are filed as exhibits to this report and appear on the pages indicated.

     Financial Statements

     None.

(b)  Reports on Form 8-K

     None.


(c)  Exhibits

     The following documents are filed as Exhibit to this Form 10-K, as required by Item 601 of Regulation S-K.

     Exhibit No.              Description

     3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 (No. 33-10693) filed on December 9,
               1986)

     3.1.1 Amendment to Certificate of Incorporation of the Company increasing authorized shares of common stock from 6,000,000 to 20,000,000

     3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (No. 33-10693) filed on December 9, 1986)

     4.1 Instruments Defining Rights of Security Holders (Included in Exhibits 3.1 and 3.2)

     10.1      The New Milford Savings Bank 1986 Stock Option and
               Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4 (No. 33-10693) filed on December 9, 1986)

     10.2      The New Milford Savings Bank 1986 Stock Option and
               Incentive Plan Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant's 1988 Form 10-K).

     10.3 1992 Stock Option Plan For Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's 1992 Proxy Statement dated
               September 22, 1992, pages 17 through 20).

     10.5      Rights Agreement between NewMil Bancorp, Inc. and
               American Stock Transfer and Trust Company as Rights Agent dated as of July 19, 1994 concerning NewMil Bancorp's shareholder rights plan of same date (incorporated by reference to the Registrant's 1994 Form 10-K).

     10.6 The New Milford Savings Bank 1986 Stock Option Plan and Incentive as amended at the Company's annual meeting of Shareholders on October 28, 1994.

     10.7 Employment agreement between New Milford Savings Bank and its President and CEO, Francis J. Wiatr, as of March 31, 1994.

     11.1      Statement regarding Computation of Net Income Per Common
               Share

     18.3      Consent of Coopers & Lybrand

     20.1 Proxy Statement dated September 20, 1995 for the Annual Meeting of Shareholders, of NewMil Bancorp, Inc.

     21.1      Subsidiaries of the Registrant


(d)  Financial Statement Schedules

     No financial statement schedules are required to be filed as Exhibits pursuant to Item 14(d).

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     NEWMIL BANCORP, INC.

     /s/ Anthony J. Nania
     Anthony J. Nania
     Chairman of the Board and
     Chief Executive Officer
     September 19, 1995


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.


      /s/ Anthony J. Nania
      Anthony J. Nania
      Chairman of the Board and
      Chief Executive Officer
      September 19, 1995

      /s/ Willis H. Barton, Jr.
      Willis H. Barton, Jr.
      Director
      September 19, 1995

      /s/ Herbert E. Bullock
      Herbert E. Bullock
      Director
      September 19, 1995

      /s/ Laurie G. Gonthier
      Laurie G. Gonthier
      Director
      September 19, 1995

      /s/ Dr. John V. Haxo
      Dr. John V. Haxo
      Director
      September 19, 1995

      /s/ Suzanne L. Powers
      Suzanne L. Powers
      Director
      September 19, 1995


      /s/ Francis J. Wiatr
      Francis J. Wiatr
      Director and President
      September 19, 1995

      /s/ Mary C. Williams
      Mary C. Williams
      Director
      September 19, 1995

      /s/ B. Ian McMahon
      Senior Vice President and
      Chief Financial Officer
      September 19, 1995