Form 10-Q
period 1995-09-30
NEWMIL BANCORP INC
filed 1995-11-09
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         For quarterly period ended
                             September 30, 1995

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

                               (860) 355-7600
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No

The number of shares of Common Stock outstanding as of September 30, 1995 is 4,492,979.


                     NEWMIL BANCORP, INC. and SUBSIDIARY

                              TABLE OF CONTENTS


                                                                         Page

                        PART I  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheets as of
          September 30, 1995 and June 30, 1995 . . . . . . . . . . . . . . .3

          Consolidated Statement of Income
          for the three month periods ended
          September 30, 1995 and 1994. . . . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
          for the three month periods ended
          September 30, 1995 and 1994. . . . . . . . . . . . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .7

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 14


                         PART II  OTHER INFORMATION

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 25

Item 4    Submission of matters to a vote of
          security holders . . . . . . . . . . . . . . . . . . . . . . . . 25

Item 5    Other information. . . . . . . . . . . . . . . . . . . . . . . . 25

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 25

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

                                               September 30, June 30,
                                                  1995        1995
ASSETS
Cash and due from banks                         $   5,531   $   5,791
Federal funds sold                                  5,800       8,500
Securities:
 Available-for-sale at market                       6,575       7,102
 Held-to-maturity at amortized cost
  (market value: $117,925 and $119,948)           118,252     120,092
Loans (net of allowance for
 loan losses: $5,242 and $5,372)                  149,077     150,442
Real estate acquired
 (net of valuation reserve: $485 and $313)          2,955       1,676
Bank premises and equipment, net                    6,051       6,125
Accrued income                                      2,113       1,918
Deferred tax asset, net                             6,114       6,397
Other assets                                          791         628

    Total Assets                                 $303,259    $308,671

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                  $   8,425   $   8,224
 NOW accounts                                      20,846      21,921
 Money market                                      61,339      63,059
 Savings and other                                 39,055      41,349
 Certificates of deposit                          120,622     117,867
    Total deposits                                250,287     252,420
Securities sold under agreement to repurchase      12,626      15,499
Federal Home Loan advances                          4,500       5,000
Accrued interest and other liabilities              2,637       3,031
    Total Liabilities                             270,050     275,950

Commitments and contingencies                         -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,967,388 and 5,965,888 shares           2,984       2,983
 Paid-in capital                                   44,151      44,145
 Retained earnings                                  4,329       3,915
 Unrealized gains on securities
  available-for-sale, net                              97          91
 Unrealized losses on securities transferred
  to held-to-maturity, net                         (2,548)     (2,609)
 Treasury stock, at cost - 1,474,409 shares       (15,804)    (15,804)
    Total Shareholders' Equity                     33,209      32,721

    Total Liabilities and Shareholders' Equity   $303,259    $308,671



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)

                                           Three months ended
                                              September 30,
                                              1995      1994
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                 $3,472    $2,664
 Interest on securities                      1,983     2,095
 Dividend income                                24        20
 Interest on federal funds sold                 22        17
  Total interest and dividend income         5,501     4,796

INTEREST EXPENSE
 Deposits                                    2,486     1,709
 Borrowed funds                                174       595
  Total interest expense                     2,660     2,304

Net interest and dividend income             2,841     2,492

PROVISION FOR LOAN LOSSES                      100       100
Net interest and dividend
 income after provision for loan losses      2,741     2,392

NON-INTEREST INCOME
 Service charges on deposit accounts           195       200
 Securities gains, net                          10       -
 Gains on mortgage loans, net                    5         4
 Loan servicing fees                            32        32
 Other                                          69        64
  Total non-interest income                    311       300

NON-INTEREST EXPENSE
 Salaries                                      854       776
 Employee benefits                             224       214
 Occupancy                                     179       182
 Equipment                                     171       138
 Insurance                                      22       174
 Collection and real estate acquired           216       280
 Professional services                         124        96
 Marketing                                      35        32
 Other                                         364       324
  Total non-interest expense                 2,189     2,216

INCOME BEFORE INCOME TAXES                     863       476
Provision for income taxes                     358        12
NET INCOME                                  $  505    $  464

Earnings per share                           $0.11     $0.10
Dividends per share                          $0.02     $0.02


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                       Three months
                                                           ended
                                                       September 30,
                                                      1995      1994

Operating Activities
 Net income                                           $ 505     $ 464
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                           100       100
    Provision for losses on
     real estate acquired                               172       455
    Provision for depreciation and
     amortization                                       136       122
    Decrease in deferred income tax asset               283        -
    Amortization and accretion of securities
     premiums and discounts, net                        104       193
    Securities gains, net                               (10)       -
    Realized gains on loan sales, net                    (5)       (4)
    Realized gains on sales of real
     estate acquired, net                              (172)     (480)
    Decrease in mortgage loans held for sale             -         30
    Increase in accrued income                         (195)      (32)
    Decrease in accrued interest
    and other liabilities                              (415)      (27)
    (Increase) decrease in other
     assets, net                                       (202)       95
     Net cash provided by
     operating activities                               301       916
Investing Activities
 Proceeds from sales of securities
  available-for-sale                                    -       2,910
 Proceeds from maturities and principal
  repayments of securities                            1,207     2,284
 Purchases of securities available-for-sale             -      (3,252)
 Principal collected on mortgage backed
  securities                                          1,177     1,772
 Loan (advances) repayments, net                       (628)       43
 Purchases of loans                                     -        (819)
 Proceeds from sale of real estate
  acquired                                              989     2,760
 Payments to improve real estate acquired              (374)     (452)
 Net purchases of Bank premises
  and equipment                                         (63)      (57)
     Net cash provided by
     investing activities                             2,308     5,189

Financing Activities
 Net decrease in deposits                            (2,112)   (2,756)
 Net repayments of repurchase agreements             (2,873)   (4,993)
 Net (repayments of) proceeds from
  FHLB advances                                        (500)    3,000
 Cash dividends paid                                    (90)      -
 Proceeds from exercise of stock options                  6       -
     Net cash used by
     financing activities                            (5,569)   (4,749)
     (Decrease) increase in cash and
     cash equivalents                                (2,960)    1,356
Cash and federal funds sold, beginning
 of year                                             14,291     4,732
Cash and federal funds sold, end of year            $11,331   $ 6,088

Cash paid during year
 Interest to depositors                            $  2,465  $  1,712
 Interest on borrowings and
  interest rate swaps                                   182       592
 Income taxes                                            36         7
Non-cash transfers
 From securities available-for-sale
  to securities held-to-maturity                        -      51,325
 From loans to real estate acquired                   1,894       172


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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 1995.

NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) are as follows:

(dollars in thousands)          Estimated        Gross        Amort-
                                  fair        unrealized       ized
                                  value     gains    losses    cost

September 30, 1995
U.S. Government Agencies
 Within 5 years                  $1,013      $ 13     $ -     $1,000
Mortgage backed securities        3,735       155       6      3,586
Collateralized mortgage
 obligations                        280        -        -        280
  Total debt securities           5,028       168       6      4,866
Federal Home Loan Bank stock      1,547        -        -      1,547
 Total securities
 available-for-sale              $6,575      $168     $ 6     $6,413

June 30, 1995
U.S. Government Agencies
 Within 5 years                  $1,018      $ 17     $ -     $1,001
Mortgage backed securities        4,149       142       7      4,014
Collateralized mortgage
 obligations                        388        -        -        388
  Total debt securities           5,555       159       7      5,403
Federal Home Loan Bank stock      1,547        -        -      1,547
 Total securities
  available-for-sale             $7,102      $159     $ 7     $6,950


Securities classified held-to-maturity (carried at amortized cost) are as follows:

(dollars in thousands)                          Gross       Estimated
                               Amortized     unrealized       fair
                               cost(a)     gains    losses   value

September 30, 1995
U.S. Government Agencies
  After 5 and within 10 years  $    915    $   56  $   -    $    971
Mortgage backed securities       19,490       134     149     19,475
Collateralized mortgage
 obligations                     97,847     2,001   2,369     97,479
 Total securities
  held-to-maturity             $118,252    $2,191  $2,518   $117,925

June 30, 1995
U.S. Government Agencies
  After 5 but within 10 years  $    915    $   68  $  -     $    983
Mortgage backed securities       20,245        82     169     20,158
Collateralized mortgage
 obligations                     98,932     1,670   1,795     98,807
 Total securities
  held-to-maturity             $120,092    $1,820  $1,964   $119,948

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

During the three month period ended September 30, 1995 there were no securities transferred between available-for-sale and held-to-maturity.

Securities aggregating $15,218,000 at amortized cost were pledged as collateral against repurchase agreements, interest rate swaps and public funds at September 30, 1995.

Cash proceeds and realized gains and losses from sales of securities during the three month periods ended September 30 are as follows:


(dollars in thousands)                      Cash    Realized  Realized
                                          proceeds    gains    losses

Three months ended September 30, 1995
Marketable equity securities
  Available-for-sale (a)                    $ 10      $ 10      $ -
Total                                       $ 10      $ 10      $ -

Three months ended September 30, 1994
Collateralized mortgage obligations
  Available-for-sale                      $2,910      $ -       $ -
Total                                     $2,910      $ -       $ -


(a) Represents the settlement proceeds from a class action suit relating to a previously held equity security.

NOTE 3 - LOANS

Effective July 1, 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 114 "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Under SFAS 114, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal of interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value for the collateral. The adoption of SFAS 114 resulted in no additional provision for loan losses, determined at July 1, 1995. Prior to the adoption of SFAS 114, loans for which foreclosure was probable were accounted for as in-substance foreclosed and classified as real estate acquired. Under SFAS 114 such loans are accounted for as loans. Consistent with the Company's adoption of SFAS 114, loans previously classified as in-substance foreclosed but for which the Company had not taken possession of the collateral have been reclassified to loans.
This reclassification did not impact the Company's financial condition or results of operations. All prior period data has been reclassified to conform to current period classifications.


Major classifications of loans are as follows:



                                         September 30,  June 30,
     (in thousands)                         1995          1995

     Real estate mortgages:
      One-four family residential        $ 95,069      $ 98,766
      Five or more family residential       3,058         3,171
      Commercial                           27,841        29,068
      Land                                 11,308        12,067
     Commercial and industrial              3,110         3,201
     Home equity lines of credit           11,961         7,785
     Installment and other                  2,311         2,187
      Total loans, gross                  154,658       156,245
     Deferred loan origination fees, net     (339)         (431)
     Allowance for loan losses             (5,242)       (5,372)
      Total loans, net                   $149,077      $150,442

     Impaired loans
      With valuation allowance             $4,475        $3,399
      With no valuation allowance           4,740         5,324
      Total impaired loans                  9,215         8,723
      Valuation allowance                   1,630         1,373


Changes in the allowance for loan losses for the three month periods ended September 30, are as follows:

     (in thousands)                          1995          1994
     Balance, beginning of period          $5,372        $5,246
     Provision for losses                     100           100
     Charge-offs                             (232)          (48)
     Recoveries                                 2           -
     Balance, end of period                $5,242        $5,298


The following table shows the allocation of the allowance for loan losses among the broad categories of the loan portfolio and the percentage of loans in each category to total loans at September 30, 1995 and June 30, 1995. Although the allowance is allocated among loan categories for the purpose of this table, it should be realized that the allowance is applicable to the entire portfolio. Furthermore, charge-offs in the future may not necessarily occur in these amounts or proportions.


     (dollars in thousands)     September 30, 1995    June 30, 1995
                                 Allowance Loans(1)  AllowanceLoans(1)

     Real estate mortgage:
       One-four family             $1,422  61.48%     $1,466   64.26%
       Five or more family            872   1.98         725    2.06
       Commercial                   1,812  18.00       1,865   18.91
       Land                           567   7.31         781    6.20
     Home equity lines of credit      125   7.73          83    5.06
     Total mortgage loans           4,798  96.50       4,920   96.49
     Commercial and industrial         74   2.01          71    2.08
     Installment                        8   0.17           6    0.18
     Other                            -     1.32         -      1.25
     Un-allocated allowance           362   -            375    -
       Total allowance
        for loan losses            $5,242 100.00      $5,372  100.00


     (1) Percent of loans in each category to total loans.

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:


                                        September 30,    June 30,
     (in thousands)                         1995           1995
      Non-accrual loans                    $5,367        $7,175
      Accruing loans past due
        90 days or more                       -              34
      Accruing troubled debt
        restructured loans                    -             -
        Total non-performing loans          5,367         7,209
      Real estate acquired                  3,440         1,989
      Allowance for estimated losses         (485)         (313)
        Total real estate acquired, net     2,955         1,676
        Total non-performing assets        $8,322        $8,885

Real estate acquired includes collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt, or loans where the Company has taken physical possession of the collateral. Consistent with the Company's adoption of SFAS 114, loans previously classified as in-substance foreclosed but for which the Company had not taken possession of the collateral have been reclassified to loans.

Changes in the real estate acquired valuation reserve for the three month periods ended September 30 are as follows:

     (in thousands)                               1995      1994
     Valuation reserve at beginning of period     $313      $367
     Charge-offs                                     -       -
     Provision                                     172       455
     Valuation reserve at end of period           $485      $822

The components of collection and real estate acquired expense for the three month periods ended September 30 are as follows:


     (in thousands)                               1995     1994
     Gains on sales of real estate
       acquired, net                             $(172)   $(480)
     Provision to valuation reserve                172      455
     Holding and Collection cost                   216      305
       Total collection and real
        estate acquired expense                  $ 216    $ 280

NOTE 5 - INCOME TAXES

The components of the provision for income taxes for the three month periods ended September are as follows:


     (in thousands)                               1995     1994
     Current provision
       Federal                                   $ 293    $ 162
       State                                        97       55
       Benefit from net operating
        loss carry forwards
        Federal                                   (287)    (156)
        State                                      (91)     (49)
        Total                                       12       12
     Deferred
       Federal                                     276      -
       State                                        70      -
        Total                                      346      -
     Income tax provision                        $ 358    $  12


At September 30, 1995 the Company had Federal net operating loss carryforwards of approximately $4.2 million (expiring in 2007) and State net operating loss carryforwards of approximately $12.8 million (expiring in 1996 and 1997) which can be applied to reduce future Federal and State income taxes. At September 30, 1995 the Company also had Federal and State capital loss carryforwards of approximately $16.0 million and $20.4 million (expiring principally in 1996), respectively, which it does not expect to utilize because of the discontinuation of investing in marketable equity securities.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit which are not reflected in the accompanying financial statements. At September 30, 1995 the Company had commitments under outstanding construction mortgages of $245,000, unused lines of credit of $10,766,000 and outstanding commitments to fund loans of $2,645,000. The Company does not anticipate any material losses as a result of these transactions.

NOTE 7 - SHAREHOLDERS' EQUITY

Capital Requirements
The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios at September 30, 1995, were as follows:

                                         Company   Bank
     Leverage ratio                      10.62%    10.23%
     Tier I risk-based ratio             20.55%    19.80%
     Total risk-based ratio              21.82%    21.08%

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

Restrictions on Subsidiary's Dividends and Payments
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the three month period ended September 30, 1995 is $515,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

NewMil Bancorp, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis of financial condition and results of operations of the Company and its subsidiary should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

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

RESULTS OF OPERATIONS
For the three month periods ended September 30, 1995 and 1994

Overview
The Company earned net income of $505,000, or $0.11 per share, for the quarter ended September 30, 1995, the first fiscal quarter of the Company's fiscal year. This compares with net income of $464,000, or $0.10 per share, for the quarter ended September 30, 1994, an improvement of 9%.

Net income before tax for the quarter grew 81.3% to $863,000, up from $476,000 for the same period in 1994. The increase reflects an improvement in net interest margin of 3.96% versus 3.33% a year ago.

The Company returned to a fully-taxable reporting basis on July 1, 1995 following the recognition of substantially all of its deferred tax asset at June 30, 1995. Net income for the quarter included an income tax provision of $358,000, or 41%, as compared with a provision of $12,000 a year ago.

During the quarter the Company received a refund on previously-paid FDIC insurance premiums. This refund offset the impact of a one-time expense associated with the near term disposition of a non-performing asset.

Non-performing assets declined $563,000, or 6.34%, during the past three month period, to $8,322,000, or 2.74% of assets at September 30, 1995.

Analysis of net interest and dividend income
Net interest and dividend income increased $349,000, or 14.0%, for the quarter ended September 30, 1995 as compared with the prior year period. This increase resulted from a 63 basis points increase in net interest margin (to 3.96% from 3.33%) offset by a $12.5 million, or 4.18% decrease in average earning assets. The improvement in net interest margin was driven by both changes in asset mix and the benefit, over the past year, from higher interest rates on the Company's assets whose rates have increased more than deposit liabilities.

The following table set forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended September 30, 1995 and 1994.



Three months ended September 30, 1995     Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate

Loans(a)                                 $154,935   $3,472      8.96%
Mortgage backed securities                 24,073      352      5.85
Other securities(b)                       107,764    1,677      6.23
 Total earning assets                     286,772    5,501      7.67
Other assets                               12,756
 Total assets                            $299,528

NOW accounts                              $22,242       83      1.49
Money market accounts                      62,379      476      3.05
Savings & other                            40,818      269      2.64
Certificates of deposit                   119,014    1,658      5.57
 Total interest-bearing deposits          244,453    2,486      4.07
Borrowings                                 11,546      174      6.06
 Total interest-bearing funds             255,999    2,660      4.15
Demand deposits                             8,368
Other liabilities                           1,919
Shareholders' equity                       33,242
 Total liabilities and
 shareholders' equity                    $299,528

Net interest income                                 $2,841
Spread on interest-bearing funds                                3.52
Net interest margin(c)                                          3.96

Three months ended September 30, 1994     Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $141,829   $2,664      7.51%
Mortgage backed securities                 51,156      634      4.96
Other securities(b)                       106,312    1,498      5.64
 Total earning assets                     299,297    4,796      6.41
Other assets                               13,066
 Total assets                            $312,363

NOW accounts                              $22,886       85      1.49
Money market accounts                      83,996      551      2.62
Savings & other                            46,728      317      2.71
Certificates of deposit                    75,388      756      4.01
 Total interest-bearing deposits          228,998    1,709      2.99
Borrowings                                 49,438      595      4.81
 Total interest-bearing funds             278,436    2,304      3.31
Demand deposits                             7,361
Other liabilities                           1,084
Shareholders' equity                       25,482
 Total liabilities and
 shareholders' equity                    $312,363

Net interest income                                 $2,492
Spread on interest-bearing funds                                3.10
Net interest margin(c)                                          3.33


(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.



Three months ended September 30,            1995 versus 1994
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                              $ 246    $ 515   $  48    $ 808
  Mortgage backed securities          (336)     114     (60)    (282)
  Other securities                      20      157       2      179
   Total                               (70)     785     (10)     705
Interest-bearing liabilities:
  Deposits                             253      376     148      777
  Borrowings                          (456)     154    (118)    (420)
  Interest rate swaps, net             -        -        (1)      (1)
   Total                              (203)     530      29      356
Net change to interest income        $ 133    $ 255   $ (39)   $ 349



Interest income
Total interest and dividend income increased $705,000, or 14.7%, for the quarter ended September 30, 1995 as compared with the same period a year ago.

Loan interest and fee income increased $808,000, or 30.3%, for the quarter ended September 30, 1995 as compared with the prior year period as a result of the upward repricing of adjustable rate loans caused by higher interest rates and loan growth, primarily in higher yielding Prime based loans. Average loan balances increased $13.1 million, or 9.2%.

Investment and fed funds income decreased $103,000, or 4.8%, for the quarter ended September 30, 1995 as compared with the prior year period as a result of a $25.6 million, or 16.3%, decrease in average investments offset by higher yields on floating rate securities. Over the past year the Company has sought to grow the loan portfolio and fund this growth by downsizing the investments portfolio. Average investment yield increased to 6.16% for 1995 from 5.42% in 1994 as a result of the upward repricing of floating rate securities.

Interest expense
Interest expense for the quarter ended September 30, 1995 increased $356,000, or 15.5%, as compared to the same quarter of the prior year as a result of increases in deposit and borrowings rates, changes in funding mix. Total average balances for deposits and borrowings decreased by $22.4 million, or 8.1%, for the period.

Deposit expense increased $777,000, or 45.5%, as a result of higher deposit rates (savings accounts declined slightly), a change in deposit mix resulting from transfers from money market and savings accounts into certificates of deposit accounts, and deposit growth of $15.5 million, or 6.7%. Bank deposit rates, particularly savings and money market rates, have lagged increases in Treasury yields over the past year.
This lag has been a principal contributor to the increase in the Company's net interest margin.

Interest expense on borrowings decreased by $420,000, or 70.6%, as a result of lower average balances, offset in part by higher borrowing rates. Average borrowings decreased $37.9 million, or 76.6%. The average cost of borrowings increased 125 basis points to 6.06% in 1995 from 4.81% in 1994, as a result of the higher interest rate environment in 1995. The Company's borrowing rates generally follow the one-month LIBOR index.

Provision and Allowance for loan losses
The Company provided $100,000 for loan losses during the quarter ended September 30, 1995, unchanged from the prior year period provision. The following table details changes in the allowance for loan losses during the three month periods ended September 30:


                                             1995            1994
   (dollars in thousands)
   Balance, beginning of period            $5,372         $5,246
   Provision for losses                       100            100
   Charge-offs                               (232)           (48)
   Recoveries                                   2            -
   Balance, end of period                  $5,242         $5,298
   Ratio of allowance for loan losses:
     to non-performing loans                 97.67%         70.24%
     to total gross loans                     3.40           3.69


The increase in the reserve coverage to non-performing loans results from the $2,176,000 decrease in non-performing loans. For a discussion of non-performing loans see "Asset Quality and Portfolio Risk". The decrease in reserve coverage to total loans results from new loan originations, changes in loan mix and ongoing credit administration efforts, all of which contribute to improvements in the risk profile of the portfolio.

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at September 30, 1995, is adequate. Should the economic climate begin to deteriorate, borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the State of Connecticut, Department of Banking, in April 1995. No additions to the allowance were requested as a result of this examination.

Non-interest income
The following table details the principal categories of non-interest income for the three month periods ended September 30.


 (in thousands)                    1995      1994        Change
 Service charges on
  deposit accounts                 $195      $200     $ (5)   (2.5)%
 Securities gains, net               10        -        10   100.0
 Gains on loans, net                  5         4        1    25.0
 Loan servicing                      32        32       -      -
 Other                               69        64        5     7.8
  Total non-interest income        $311      $300     $ 11     3.7


Service charges on deposit accounts decreased $5,000, or 2.5%, reflecting the decreased in service charge activity as a result of lower NOW and Savings balances. During the quarter the Company realized a net gain of $10,000 from the settlement of a class action suit on a marketable equity security issue that had been held by the Bank several years ago. Gains on loan sales and serving income for the first quarter in 1996 changed little from the prior year period. At September 30, 1995 the loan servicing portfolio totaled $34.6 million compared to $35.2 million at September 30, 1994.

Operating expenses
The following table details the principal categories of operating expenses for the three month periods ended September 30.


 (in thousands)                    1995      1994        Change
 Salaries                         $  854    $  776   $  78    10.1 %
 Employee benefits                   224       214      10     4.7
 Occupancy                           179       182      (3)   (1.7)
 Equipment                           171       138      33    23.9
 Insurance                            22       174    (152)  (87.4)
 Collections and REA                 216       280     (64)  (22.9)
 Professional services               124        96      28    29.2
 Postage and telecommunications       70        58      12    20.7
 Marketing                            35        32       3     9.4
 Other operating                     294       266      28    10.5
  Total operating expenses        $2,189    $2,216   $ (27)   (1.2)


Salaries expense increased for the quarter ended September 30, 1995 as compared with the prior year period due primarily to increases in staffing, primarily in lending, annual salary increases of approximately 4% and a reduction in deferred loan origination expense due to lower mortgage loan origination activity. Employee benefits expense increased primarily as a result of increased taxes related to the increased salary and wages. Insurance expense decreased $152,000, or 87.4%, as a result of a refund on previously-paid FDIC insurance premiums. This refund offsets the impact of a one-time collection expense associated with the near term resolution of a non-performing asset. Despite this, collection and real estate acquired expense decreased $64,000, or 22.9%, due primarily to reductions in non-performing assets over the past year. Changes in other operating expenses, including legal and professional, postage and phone, office, shareholders relationship and other, result from normal changes in operating activities.

Income taxes
The Company returned to a fully-taxable reporting basis on July 1, 1995 following the recognition of substantially all of its deferred tax asset at June 30, 1995. Net income for the quarter included an income tax provision of $358,000, representing a 41% effective rate, as compared with a provision of only $12,000 a year ago.

As of June 30, 1995, the Company had recognized 100% of its remaining available Federal income tax benefits (expiring 2007), excluding any capital loss carry forwards, together with that portion of its remaining available State income tax benefits (expiring 1997) which the Company expects to utilize, and other book/tax temporary differences.

The Company's income tax expense of $358,000 for the quarter ended September 30, 1995 represents deferred federal and state taxes totaling $346,000 and minimum federal and state taxes net of federal and state tax benefits of $287,000 and $91,000, respectively, from the utilization of net operating loss carryforwards.

The Company's income tax expense of $12,000 for the quarter ended
September 30, 1994 represents minimum federal and state taxes net of federal and state tax benefits of $156,000 and $49,000, respectively, from the utilization of net operating loss carryforwards.


ASSET QUALITY AND PORTFOLIO RISK

Non-performing assets
The following table details changes in non-performing assets during the three month periods ended September 30.


(in thousands)                             1995     1994

Balance, beginning of year                 $8,885   $13,685
Loans placed on non-accrual status            423       625
Decrease in accruing loans past
 due 90 or more days, net                     (34)     (379)
Payments to improve REA                       374       452
Loan payments                                (106)     (161)
Loans returned to accrual status               -         -
Loan charge-offs                             (231)      (48)
Gross proceeds from REA sales                (989)   (2,761)
Gains on REA sales, net                       172       480
Provision to REA valuation reserve           (172)     (455)
Balance, end of period                     $8,322   $11,438
Percent of total assets                     2.74%     3.68%


During the quarter ended September 30, 1995 non-performing assets decreased $563,000, or 6.34%, due principally to sales of real estate of $989,000 offset by net additions to non-performing loans and capital improvements to real estate acquired. Additions to non-accrual loans generally represent loans which had previously been classified on the Company's internally monitored list and had been adequately reserved.

The following table details the composition of non-performing assets as of September 30, 1995.


Non-Performing Assets     Accruing                             Total
(dollars in thousands)      loans                              non-
                    Non-  past due  Restruc-   Real   Valuat-perform-
                   accrual  90 or     tured   estate    ion     ing
                    loans more days loans (a)acquired reserve assets

September 30,
   1995
Real estate:
 Residential       $2,101    $ -        -    $  949   $  -    $3,050
 Commercial           762      -        -       307      -     1,069
 Land and land
 development        2,500      -        -     2,184      -     4,684
Collateral and
 installment loans      4      -        -       -        -         4
Valuation reserve     -        -        -       -      (485)    (485)
 Totals            $5,367    $ -      $ -    $3,440   $(485)  $8,322

(a) Includes accruing troubled debt restructurings.

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. Included in land and land development real estate owned is a 34 lot residential sub-division with a carrying value of $1.3 million which the Company is developing under a joint venture with a residential construction firm. The Company expects to recover its carrying value and future site development costs through sales of lots over the next two-to-three years. The Company actively markets all real estate owned. The REA valuation reserve at September 30, 1995 totaled $485,000, or 14.1% of real estate acquired. There continues to be an oversupply of commercial and residential real estate in New England and any decline in the real estate market could adversely affect the market values of the Company's real estate acquired which could require additional provisions to the valuation reserve and reductions in the carrying values of properties.


FINANCIAL CONDITION

Total assets declined $5.4 million, or 1.75%, to $303.3 million in the three month period from June 30, 1995 through September 30, 1995. The decrease resulted from a $2.4 million decrease in the securities portfolio, through principal repayments, lower federal funds sold balances and a decrease in loans. Net loan advances for the period were offset by the reclassification of $1.9 million of non-performing assets from loans to real estate acquired.

Loans
The following table details the composition of the loan portfolio as of the periods presented.


 (in thousands)                         September 30, June 30,
                                            1995        1994
 Real estate mortgages
  One-four family residential            $ 98,069    $ 98,766
  Five or more family residential           3,058       3,171
  Commercial                               27,841      29,068
  Land and land development                11,308      12,067
 Commercial and industrial                  3,110       3,201
 Home equity lines of credit               11,961       7,785
 Installment and other                      2,311       2,187
  Total loans, gross                     $154,658    $156,245

The decrease in loans resulted from the reclassification of $1.9 million of non-performing loans to real estate acquired, offset in part by net loan advances for the period. Predominately all of the Company's loans are adjustable rate. Originations of fixed rate mortgage loans are generally sold on a servicing retained basis.

Securities
The securities portfolio consists primarily of collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"), and to a lesser extent, agency obligations and Federal Home Loan Bank stock. There are no structured notes, inverse floaters, or interest-only or principal-only strips in the portfolio. At September 30, 1995 49.2% of the portfolio was invested in fixed rate securities, principally CMOs and MBSs. The fixed rate portfolio had a consensus weighted average duration and life of 3.0 years and 3.6 years, respectively. Fixed rate CMOs and MBSs are generally in securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. At September 30, 1995 49.6% of the portfolio was invested in floating rate CMOs and MBSs which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate portfolio had a consensus weighted average duration and life of -0.01 years and 13.1 years, respectively. The floating rate securities are tied to several indices including the eleventh district cost of funds index ("EDCOFI"), one-month LIBOR and Treasury indices. Securities tied to EDCOFI are match funded with core deposits while securities tied to the one-month LIBOR index and Treasury indices are generally matched against borrowings whose rates generally follow the one-month LIBOR index. The remaining 1.2% of the portfolio at September 30, 1995, was represented by Federal Home Loan Bank stock.

At September 30, 1995, securities totaling $118.3 million, or 94.7%, were classified held-to-maturity and securities totaling $6.6 million, or 5.3%, were classified available-for-sale.

All held-to-maturity securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at September 30, 1995 is an adjustment of $2,548,000 relating to securities transferred from available-for-sale to held-to-maturity, representing net unrealized holding losses at the time of transfer adjusted for subsequent principal amortization and net of taxes.

Substantially all of the Company's securities were purchased in 1993 and early 1994. Subsequent movements in interest rates and market conditions have resulted in a net decline in fair market value. At September 30, 1995 net unrealized losses on both securities available-for-sale and held-to-maturity totaled $4.1 million. No credit losses are expected and all gains and losses are expected to reverse as securities approach maturity. Fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings.


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

Operating activities for the three month period ended September 30, 1995 provided net cash of $301,000. Investing activities provided net cash of $2.3 million principally from securities principal repayments and sales of real estate acquired, offset in part by net loan advances and capitalized improvements to real estate acquired. Funds provided by investing and operating activities, together with a decrease cash and cash equivalents of $2.9 million, were used to reduce short term borrowings by $3.4 million, fund net deposit withdrawals of $2.1 million and pay shareholder dividends.

Operating activities for the three month period ended September 30, 1994 provided net cash of $916,000. Investing activities provided net cash of $5.2 million principally from securities principal repayments and sales of real estate acquired, offset in part by net loan purchases and capitalized improvements to real estate acquired. Funds provided by investing and operating activities were used to reduce short term borrowings by $2.0 million, fund net deposit withdrawals of $2.8 million and increase cash and cash equivalents by $2.9 million

At September 30, 1995, the Company's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $153.1 million, to net deposits and short term unsecured liabilities, was 65.3%, well in excess of the Company's minimum guideline of 15%. At September 30, 1995, the Company had outstanding commitments to fund new loan originations of $2.6 million, construction mortgage commitments of $245,000 and unused lines of credit of $10.8 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


INTEREST RATE SENSITIVITY

At September 30, 1995, the Company had a negative cumulative one year gap of $18.7 million, or 6.2% of assets, and, as a result, the net interest margin could be adversely affected by a sudden increase in interest rates. For the purposes of this analysis, money market, savings and NOW deposit accounts have been included in the within one year category, however, the elasticity of these accounts cannot be tied to any one time category.

For the three month period ended September 30, 1995 the Company's net interest margin increased 63 basis points as compared with the prior year period. This improvement in net interest margin was driven by both changes in asset mix and the benefit, over the past year, from higher interest rates on the Company's assets whose rates have increased more than deposit liabilities. The Company's deposit rates, in particular savings and money market rates, have lagged increases in Treasury yields over the past year and this lag has contributed to the increase in the Company's net interest margin. A sudden increase in rates on money market and savings accounts would adversely impact the Company's net interest margin. However, the Company believes that this effect would be offset over time as the Company's adjustable rate loans and securities reprice and as principal repayments from securities, loans and non-performing assets are reinvested into higher yielding loans.

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


CAPITAL RESOURCES

Shareholders' equity and book value per share increased $488,000, or $0.10 per share, to $33,209,000 and $7.39, during the three month period ended September 30, 1995. This increase resulted from the Company's earnings of $505,000, or $0.11 per share, together with a $67,000 decrease in the adjustment to shareholders' equity for net unrealized holding losses on securities net of taxes and proceeds of $6,000 from the exercise of stock options, offset in part by shareholder dividend payments of $90,000. Shareholders' equity at September 30, 1995 included an adjustment for unrealized holding losses, net of taxes, of $2.5 million on securities transferred from available-for-sale to held-to-maturity and net unrealized holding gains, net of taxes, of $97,000 on securities available-for-sale.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At September 30, 1995 the Company's leverage capital ratio was 10.62% and its tier I and total risk-based capital ratios were 20.55% and 21.82%, respectively. At September 30, 1995 the Bank's leverage capital ratio was 10.23% and its tier I and total risk-based capital ratios were 19.80% and 21.08%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the three month period ended September 30, 1995 is $515,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting was held on October 20, 1995. The following matters were considered and voted on, as certified by the election officer at the annual meeting:

(1) Laurie G. Gonthier, Dr. John V. Haxo and Suzanne L. Powers were each elected to the office of Director for a three year term. All received at least 3,003,687 votes, or 80%.
(2) To amend the 1986 Stock Option and Incentive Plan for key officer and employees. The shares were voted as follows: 2,532,094 or 68% FOR.
(3) To amend the 1992 Stock Option Plan for outside directors. The shares were voted as follows: 2,541,801 or 68% FOR.
(5) Coopers and Lybrand L.L.P., Certified Public Accountants, were approved as independent auditors for the fiscal year ending June 30, 1996. The shares were voted as follows: 3,394,288 or 91% FOR.

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


                         NEWMIL BANCORP, INC.



November 9, 1995              By    /s/ Anthony J. Nania
                              Anthony J. Nania,
                              Chairman of the Board and
                              Chief Executive Officer



November 9, 1995              By    /s/ B. Ian McMahon
                              B. Ian McMahon,
                              Chief Financial Officer


                          Exhibit 11.1

                      NEWMIL BANCORP, INC.
           COMPUTATION OF NET INCOME PER COMMON SHARE
             (in thousands except per share amounts)

                                                   Three months
                                                       ended
                                                   September 30.

                                                   1995    1994
Net income
Net income - primary and fully diluted             $505    $464

Weighted Average Common and Common
Equivalent Stock
Weighted average common stock
 outstanding                                     4,492    4,486
Assumed conversion as of the
 beginning of each period or upon
 issuance during a period of stock
 options outstanding at the end
 of each period                                    298      205
Assumed purchase of treasury stock
 during each period with proceeds
 from conversion of stock options
 outstanding at the end of each
 period                                           (204)    (141)
Weighted average common and common
 equivalent stock outstanding
 - primary                                       4,586    4,550

Weighted average common stock
 outstanding                                     4,492    4,486
Assumed conversion as of the
 beginning of each period or upon
 issuance during a period of stock
 options outstanding at the end
 of each period                                    319      251
Assumed purchase of treasury stock
 during each period with proceeds
 from conversion of stock options
 outstanding at the end of each
 period                                           (234)    (192)
Weighted average common and common
 equivalent stock outstanding
 - fully diluted                                 4,577    4,545

Earnings Per Common and Common
Equivalent Share
Primary                                          $0.11    $0.10
Fully diluted                                    $0.11    $0.10


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NEWMIL BANCORP, INC.



November 9, 1995                   By
                                   Anthony J. Nania,
                                   Chairman of the Board and
                                   Chief Executive Officer



November 9, 1995                   By
                                   B. Ian McMahon,
                                   Chief Financial Officer