Form 10-Q
period 1995-12-31
NEWMIL BANCORP INC
filed 1996-02-14
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         For quarterly period ended
                              December 31, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of December 31, 1995 is 4,494,729.


                     NEWMIL BANCORP, INC. and SUBSIDIARY

                              TABLE OF CONTENTS


                                                                         Page

                        PART I  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheets as of
          December 31, 1995 and June 30, 1995. . . . . . . . . . . . . . . .3

          Consolidated Statement of Income
          for the three and six month periods ended
          December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
          for the six month periods ended
          December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .7

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 14


                         PART II  OTHER INFORMATION

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 29

Item 4    Submission of matters to a vote of
          security holders . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 5    Other information. . . . . . . . . . . . . . . . . . . . . . . . 29

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 29

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                                December 31,  June 30,

                                                    1995        1995
ASSETS
Cash and due from banks                          $ 10,447    $  5,791
Federal funds sold                                  5,000       8,500
Securities:
 Available-for-sale at market                      40,863       7,102
 Held-to-maturity at amortized cost
  (market value: $77,833 and $119,948)             78,126     120,092
 Trading at market                                  5,900         -
Loans (net of allowance for
 loan losses: $5,133 and $5,372)                  147,378     150,442
Real estate acquired (net of
 valuation reserve: $435 and $313)                  3,415       1,676
Bank premises and equipment, net                    6,071       6,125
Accrued income                                      1,773       1,918
Deferred tax asset, net                             5,074       6,397
Other assets                                          527         628

    Total Assets                                 $304,574    $308,671

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                   $  9,706    $  8,224
 NOW accounts                                      23,246      21,921
 Money market                                      61,547      63,059
 Savings and other                                 38,595      41,349
 Certificates of deposit                          123,458     117,867
    Total deposits                                256,552     252,420
Securities sold under agreement to repurchase       7,979      15,499
Federal Home Loan advances                          3,000       5,000
Accrued interest and other liabilities              2,662       3,031
    Total Liabilities                             270,193     275,950

Commitments and contingencies                         -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,969,138 and 5,965,888 shares           2,985       2,983
 Paid-in capital                                   44,156      44,145
 Retained earnings                                  4,624       3,915
 Unrealized (losses) gains on securities
  available-for-sale, net                            (286)         91
 Unrealized losses on securities transferred
  to held-to-maturity, net                         (1,294)     (2,609)
 Treasury stock, at cost - 1,474,409 shares       (15,804)    (15,804)
    Total Shareholders' Equity                     34,381      32,721

    Total Liabilities and Shareholders' Equity   $304,574    $308,671

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)
                                 Three months ended  Six months ended
                                    December 31,       December 31,
                                    1995     1994     1995     1994

INTEREST AND DIVIDEND INCOME
  Interest and fees on loans       $3,456   $2,822   $6,928   $5,486
  Interest on securities            1,940    2,006    3,923    4,101
  Dividend income                      22       24       46       44
  Interest on federal funds sold       46       20       68       37
   Total interest and dividend
     income                         5,464    4,872   10,965    9,668

INTEREST EXPENSE
  Deposits                          2,522    1,884    5,008    3,593
  Borrowed funds                      125      382      299      977
   Total interest expense           2,647    2,266    5,307    4,570

Net interest and dividend income    2,817    2,606    5,658    5,098

PROVISION FOR LOAN LOSSES             100      100      200      200
Net interest and dividend income
  after provision for loan losses   2,717    2,506    5,458    4,898

NON-INTEREST INCOME
  Service charges on
   deposit accounts                   218      196      413      396
  Securities (losses) gains, net      (55)     196      (45)     196
  Gains on mortgage loans, net         -        -         5        4
  Loan servicing fees                  32       31       64       63
  Other                                61       64      130      128
   Total non-interest income          256      487      567      787

NON-INTEREST EXPENSE
  Salaries                            824      828    1,678    1,604
  Employee benefits                   208      174      432      388
  Occupancy                           186      182      365      356
  Equipment                           166      135      337      281
  Insurance                            54      173       76      347
  Collection and REA                   92      333      308      613
  Professional services               110       74      234      170
  Marketing                            51       54       86       86
  Shareholders relationship            29       46       77       73
  Other                               369      307      685      604
   Total non-interest expense       2,089    2,306    4,278    4,522

INCOME BEFORE INCOME TAXES            884      687    1,747    1,163
Provision for income taxes            365       13      723       25
NET INCOME                         $  519   $  674   $1,024   $1,138

Earnings per share                  $0.11    $0.15    $0.22    $0.25
Dividends per share                 $0.05    $0.02    $0.07    $0.04


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                      Six months ended
                                                      December 31,
                                                     1995      1994
Operating Activities
 Net income                                        $ 1,024   $ 1,138
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                          200       200
    Provision for losses on
     real estate acquired                              172       622
    Provision for depreciation and
     amortization                                      273       244
    Decrease in deferred income tax asset              698        -
    Amortization and accretion of securities
     premiums and discounts, net                       198       319
    Securities losses (gains), net                      45      (196)
    Realized gains on loan sales, net                   (5)       (4)
    Realized gains on sales of real
     estate acquired, net                             (183)     (584)
    Decrease in mortgage loans held for sale            -       (130)
    Decrease in accrued income                         145       180
    (Decrease) increase in accrued interest
    and other liabilities                             (403)      681
    Decrease in other assets, net                      104       279
     Net cash provided by
     operating activities                            2,268     2,749
Investing Activities
 Proceeds from sales of securities
  available-for-sale                                 3,942     3,607
 Proceeds from maturities and principal
  repayments of securities                           2,210     3,736
 Purchases of securities available-for-sale            -      (4,412)
 Purchases of trading securities                    (5,900)      -
 Proceeds from sale of available-for-sale
  mortgage backed securities                           942    15,710
 Principal collected on mortgage backed
  securities                                         2,428     2,915
 Loan advances, net                                    (44)   (2,187)
 Purchases of loans                                    -        (819)
 Proceeds from sale of real estate
  acquired                                           1,731     3,959
 Payments to improve real estate acquired             (546)     (699)
 Net purchases of Bank premises
  and equipment                                       (219)     (124)
     Net cash provided by
     investing activities                            4,544    21,686


(in thousands)                                      Six months ended
                                                      December 31,
                                                     1995      1994
Financing Activities
 Net increase in deposits                            4,166     9,280
 Net repayments of repurchase agreements            (7,520)  (35,039)
 Net (repayments of) proceeds from
  FHLB advances                                     (2,000)    5,075
 Cash dividends paid                                  (315)     (180)
Proceeds from exercise of stock options                 13       -
     Net cash used by
     financing activities                           (5,656)  (20,864)
     Increase in cash and cash equivalents           1,156     3,571
Cash and federal funds sold, beginning
 of year                                            14,291     4,732
Cash and federal funds sold, end of year           $15,447   $ 8,303

Cash paid during year
 Interest to depositors                            $ 4,974   $ 3,590
 Interest on borrowings and
  interest rate swaps                                  127       992
 Income taxes                                           94        47
Non-cash transfers
 From securities available-for-sale
  to securities held-to-maturity                       -      92,231
 From securities held-to-maturity
  to securities available-for-sale                  40,530       -
 From loans to real estate acquired                  2,913       260


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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 1995.

NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) are as follows:

(dollars in thousands)          Estimated        Gross        Amort-
                                  fair        unrealized       ized
                                  value     gains  losses      cost
December 31, 1995
U.S. Government Agencies
 Within 5 years                  $1,002      $  2    $ -      $1,000
 After 5 but within 10 years        991        -       11      1,002
Mortgage backed securities        8,942       154      47      8,835
Collateralized mortgage
 obligations                     28,381       134     709     28,956
  Total debt securities          39,316       290     767     39,793
Federal Home Loan Bank stock      1,547        -       -       1,547
 Total securities
 available-for-sale             $40,863      $290    $767    $41,340

(dollars in thousands)          Estimated        Gross        Amort-
                                  fair        unrealized       ized
                                  value     gains  losses      cost
June 30, 1995
U.S. Government Agencies
 Within 5 years                  $1,018      $ 17     $ -     $1,001
Mortgage backed securities        4,149       142       7      4,014
Collateralized mortgage
 obligations                        388        -        -        388
  Total debt securities           5,555       159       7      5,403
Federal Home Loan Bank stock      1,547        -        -      1,547
 Total securities
  available-for-sale             $7,102      $159     $ 7     $6,950

Securities classified held-to-maturity (carried at amortized cost) are as follows:

(dollars in thousands)                           Gross       Estimated
                                Amortized     unrealized       fair
                                 cost(a)    gains  losses      value
December 31, 1995
Mortgage backed securities      $12,236    $   82  $   -     $12,318
Collateralized mortgage
 obligations                     65,890       634   1,009     65,515
 Total securities
  held-to-maturity              $78,126    $  716  $1,009    $77,833

June 30, 1995
U.S. Government Agencies
  After 5 but within 10 years  $    915    $   68  $  -     $    983
Mortgage backed securities       20,245        82     169     20,158
Collateralized mortgage
 obligations                     98,932     1,670   1,795     98,807
 Total securities
  held-to-maturity             $120,092    $1,820  $1,964   $119,948

(a) Securities transferred from available-for-sale to held-to-maturity are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

In December 1995 the Company transferred securities with an amortized cost basis of $40.5 million from held-to-maturity to available-for-sale. This transfer was made in conformity with the Special Report issued by Financial Accounting Standard Board, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities".

Securities with an amortized cost aggregating $9,919,000 were pledged as collateral against repurchase agreements, interest rate swaps and public funds at December 31, 1995.

Cash proceeds and realized gains and losses from sales of securities during the six month periods ended December 31 are as follows:

(dollars in thousands)                     Cash    Realized  Realized
                                         proceeds    gains    losses

Six months ended December 31, 1995
Available-for-sale
  Mortgage backed securities               $ 942      $  4      $ -
  Collateralized mortgage obligations      3,932        -         62
  Marketable equity securities(a)             10        10        -
Total                                     $4,884      $ 14      $ 62

Six months ended December 31, 1994
Available-for-sale
  Mortgage backed securities             $15,710      $ -       $491
  Other bonds and notes                      696       686        -
  Collateralized mortgage
   obligations                             2,910        -         -
  Marketable equity securities                 1      $  1      $ -
Total                                    $19,317      $687      $491

(a) Represents the settlement proceeds from a class action suit relating to a previously held equity security.
(b) The above table does not reflect unrealized gains of $3,000 from trading assets.

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

Major classifications of loans are as follows:

                                         December 31,   June 30,
     (in thousands)                         1995          1995
     Real estate mortgages:
      One-four family residential        $ 91,937      $ 98,766
      Five or more family residential       3,396         3,171
      Commercial                           28,668        29,068
      Land                                 10,118        12,067
     Commercial and industrial              3,749         3,201
     Home equity lines of credit           12,461         7,785
     Installment and other                  2,488         2,187
      Total loans, gross                  152,817       156,245
     Deferred loan origination fees, net     (306)         (431)
     Allowance for loan losses             (5,133)       (5,372)
      Total loans, net                   $147,378      $150,442

     Impaired loans
      With valuation allowance             $3,806        $3,399
      With no valuation allowance           4,926         5,324
      Total impaired loans                 $8,732        $8,723
      Valuation allowance                  $1,426        $1,373

Changes in the allowance for loan losses for the six month periods ended December 31, are as follows:

     (in thousands)                          1995          1994
     Balance, beginning of period          $5,372        $5,246
     Provision for losses                     200           200
     Charge-offs                             (441)          (48)
     Recoveries                                 2            20
     Balance, end of period                $5,133        $5,418


NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

                                        December 31,     June 30,
     (in thousands)                         1995           1995
      Non-accrual loans                    $4,258        $7,175
      Accruing loans past due
        90 days or more                       420            34
      Accruing troubled debt
        restructured loans                    -             -
        Total non-performing loans          4,678         7,209
      Real estate acquired                  3,850         1,989
      Valuation reserve                      (435)         (313)
        Total real estate acquired, net     3,415         1,676
        Total non-performing assets        $8,093        $8,885

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

Changes in the real estate acquired valuation reserve for the six month periods ended December 31 are as follows:

     (in thousands)                               1995     1994
     Valuation reserve at beginning of period     $313     $367
     Charge-offs                                   (50)     (71)
     Provision                                     172      622
     Valuation reserve at end of period           $435     $918

NOTE 5 - INCOME TAXES

The components of the provision for income taxes for the three and six month periods ended December 31 are as follows:


                                Three months ended   Six months ended
                                   December 31,        December 31,
                                    1995   1994         1995   1994
     (in thousands)
     Current provision
       Federal                     $ 301  $ 234        $ 594  $ 395
       State                         102     79          201    134
       Benefit from net operating
        loss carry forwards
        Federal                     (294)  (227)        (581)  (382)
        State                        (96)   (73)        (189)  (122)
        Total                         13     13           25     25
     Deferred provision
       Federal                       239    -            515     -
       State                         113    -            183     -
        Total                        352    -            698     -
     Income tax provision          $ 365  $  13        $ 723  $  25


At December 31, 1995 the Company had Federal net operating loss carryforwards of approximately $3.7 million (expiring in 2007) and State net operating loss carryforwards of approximately $12.3 million (expiring in 1996 and 1997) which can be applied to reduce future Federal and State income taxes. At December 31, 1995 the Company also had Federal and State capital loss carryforwards of approximately $16.0 million and $20.4 million (expiring principally in 1996), respectively, which it does not expect to materially utilize because of the discontinuation of investing in marketable equity securities.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit which are not reflected in the accompanying financial statements. At December 31, 1995 the Company had commitments under outstanding construction mortgages of $206,000, unused lines of credit of $11,115,000 and outstanding commitments to fund loans of $2,228,000. The Company does not anticipate any material losses as a result of these transactions.

NOTE 7 - SHAREHOLDERS' EQUITY

Capital Requirements
The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios at December 31, 1995, were as follows:

                                         Company    Bank
     Leverage ratio                      10.98%    10.58%
     Tier I risk-based ratio             20.86%    20.11%
     Total risk-based ratio              22.14%    21.39%

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

Restrictions on Subsidiary's Dividends and Payments
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the six month period ended December 31, 1995 is $1,024,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

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

RESULTS OF OPERATIONS
For the three month periods ended December 31, 1995 and 1994

Overview
The Company earned net income of $519,000, or $0.11 per share, for the quarter ended December 31, 1995, the second fiscal quarter of the Company's fiscal year. This compares with net income of $674,000, or $0.15 per share, for the quarter ended December 31, 1994.

Net income before tax for the quarter grew 28.7% to $884,000, up from $687,000 for the same period in 1994. The increase reflects an improvement in net interest margin of 3.97% versus 3.64% a year ago.

The Company returned to a fully-taxable reporting basis on July 1, 1995 following the recognition of substantially all of its deferred tax asset at June 30, 1995. Net income for the quarter included an income tax provision of $365,000, or 41%, as compared with a provision of $13,000 a year ago.

Non-performing assets declined $229,000, or 2.8%, during the past three month period, to $8,093,000, or 2.7% of assets at December 31, 1995.

Analysis of net interest and dividend income
Net interest and dividend income increased $211,000, or 8.1%, for the quarter ended December 31, 1995 as compared with the prior year period. This increase resulted from a 33 basis points increase in net interest margin (to 3.97% from 3.64%) offset by a $2.9 million, or 1.0% decrease in average earning assets. The net interest margin has been fairly consistent during the quarter ended December 31, 1995 and is not expected to materially change in the next quarter. The improvement in net interest margin was driven by both changes in asset mix and the benefit, over the past year, from higher interest rates on the Company's assets whose rates have increased more than deposit liabilities.

The following table set forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended December 31, 1995 and 1994.

Three months ended December 31, 1995      Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $153,205   $3,456      9.02%
Mortgage backed securities                 22,613      337      5.96
Other securities(b)                       107,658    1,671      6.21
 Total earning assets                     283,476    5,464      7.71
Other assets                               13,590
 Total assets                            $297,066

NOW accounts                              $22,847       85      1.49
Money market accounts                      60,785      464      3.05
Savings & other                            39,178      258      2.63
Certificates of deposit                   122,029    1,715      5.62
 Total interest-bearing deposits          244,839    2,522      4.12
Borrowings                                  8,278      125      6.04
 Total interest-bearing funds             253,117    2,647      4.18
Demand deposits                             8,705
Other liabilities                           1,479
Shareholders' equity                       33,765
 Total liabilities and
 shareholders' equity                    $297,066

Net interest income                                 $2,817
Spread on interest-bearing funds                                3.53
Net interest margin(c)                                          3.97

Three months ended December 31, 1994      Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $143,061   $2,822      7.89%
Mortgage backed securities                 37,795      509      5.39
Other securities(b)                       105,562    1,541      5.84
 Total earning assets                     286,418    4,872      6.80
Other assets                               11,646
 Total assets                            $298,064

NOW accounts                              $22,505       83      1.48
Money market accounts                      77,017      511      2.65
Savings & other                            45,708      300      2.63
Certificates of deposit                    90,026      990      4.40
 Total interest-bearing deposits          235,256    1,884      3.20
Borrowings                                 28,257      382      5.41
 Total interest-bearing funds             263,513    2,266      3.44
Demand deposits                             7,301
Other liabilities                           1,479
Shareholders' equity                       25,771
 Total liabilities and
 shareholders' equity                    $298,064

Net interest income                                 $2,606
Spread on interest-bearing funds                                3.36
Net interest margin(c)                                          3.64

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

Three months ended December 31,             1995 versus 1994
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                              $ 200    $ 405   $  29    $ 634
  Mortgage backed securities          (204)      54     (22)    (172)
  Other securities                      31       97       2      130
   Total                                27      556       9      592
Interest-bearing liabilities:
  Deposits                             203      354      81      638
  Borrowings                          (270)      45     (32)    (257)
   Total                               (67)     399      49      381
Net change to interest income        $  94    $ 157   $ (40)   $ 211

Interest income
Total interest and dividend income increased $592,000, or 12.2%, for the quarter ended December 31, 1995 as compared with the same period a year ago.

Loan interest and fee income increased $634,000, or 22.5%, for the quarter ended December 31, 1995 as compared with the prior year period as a result of the upward repricing of adjustable rate loans caused by higher interest rates and loan growth, primarily in higher yielding Prime based loans. Average loan balances increased $10.1 million, or 7.1%. The yield on the loan portfolio increased to 9.02%, an increase of 113 basis points as compared to the prior year.

Investment and fed funds income decreased $42,000, or 2.0%, for the quarter ended December 31, 1995 as compared with the prior year period as a result of a $13.1 million, or 9.1%, decrease in average investments offset by higher yields on floating rate securities. Over the past year the Company has sought to downsize the investment portfolio to fund growth in the loan portfolio. The average investment yield increased to 6.17% for 1995 from 5.72% in 1994 as a result of the upward repricing of floating rate securities.

Interest expense
Interest expense for the quarter ended December 31, 1995 increased $381,000, or 16.8%, as compared to the same quarter of the prior year as a result of increases in deposit and borrowings rates and the changes in funding mix. Total average balances for deposits and borrowings decreased by $10.4 million, or 3.9%, for the period.

Deposit expense increased $638,000, or 33.9%, as a result of higher deposit rates, a change in deposit mix resulting from transfers from money market and savings accounts into certificates of deposit accounts, and deposit growth of $9.6 million, or 4.1%. Bank deposit rates, particularly savings and money market rates, have lagged increases in Treasury yields over the past year. This lag has been a principal contributor to the increase in the Company's net interest margin. Treasury yields have been declining, therefore the spread is expected to tighten if savings and money market rates are not reduced.

Interest expense on borrowings decreased by $257,000, or 67.3%, as a result of lower average balances, offset in part by higher borrowing rates. Average borrowings decreased $20.0 million, or 70.7%. The average cost of borrowings increased 63 basis points to 6.04% in 1995 from 5.41% in 1994, as a result of the higher interest rate environment in 1995. The Company's borrowing rates generally follow the one-month LIBOR index.

Provision and Allowance for loan losses
The Company provided $100,000 for loan losses during the quarter ended December 31, 1995, unchanged from the prior year period provision. The following table details changes in the allowance for loan losses during the three month periods ended December 31:

                                             1995           1994
   (dollars in thousands)
   Balance, beginning of period            $5,242         $5,298
   Provision for losses                       100            100
   Charge-offs                               (209)           -
   Recoveries                                 -               20
   Balance, end of period                  $5,133         $5,418
   Ratio of allowance for loan losses:
     to non-performing loans                109.73%         66.85%
     to total gross loans                     3.37           3.64

The increase in the ratio of the allowance for loan losses to non-performing loans results from the $3,427,000 decrease in non-performing loans. For a discussion of non-performing loans see "Asset Quality and Portfolio Risk". The decrease in reserve coverage to total loans results from new loan originations, changes in loan mix and ongoing credit administration efforts, all of which contribute to improvements in the risk profile of the portfolio.

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at December 31, 1995, is adequate. Should the economic climate begin to deteriorate, borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the State of Connecticut, Department of Banking, in April 1995. No additions to the allowance were requested as a result of this examination.

Non-interest income
The following table details the principal categories of non-interest income for the three month periods ended December 31.

 (in thousands)                    1995      1994        Change
 Service charges on
  deposit accounts                 $218      $196     $ 22    11.2%
 Securities (losses) gains, net     (55)      196     (251) (128.1)
 Loan servicing                      32        31        1     3.2
 Other                               61        64       (3)   (4.7)
  Total non-interest income        $256      $487    $(231)  (47.4)

Service charges on deposit accounts increased $22,000, or 11.2%, reflecting the increased level of usage at the Bank's ATMs. During the quarter the Company realized net losses of $55,000 from the sales of debt securities and trading assets activity. Loan servicing fees and other non-interest income declined marginally from a year ago.

Operating expenses
The following table details the principal categories of operating expenses for the three month periods ended December 31.

 (in thousands)                     1995      1994       Change
 Salaries                         $  824    $  828   $  (4)   (0.5)%
 Employee benefits                   208       174      34    19.5
 Occupancy                           186       182       4     2.2
 Equipment                           166       135      31    23.0
 Insurance                            54       173    (119)  (68.8)
 Collections and REA                  92       333    (241)  (72.4)
 Professional services               110        74      36    48.7
 Postage and telecommunications       70        53      17    32.1
 Marketing                            51        54      (3)   (5.6)
 Other operating                     328       300      28     9.3
  Total operating expenses        $2,089    $2,306   $(217)   (9.4)

Salaries expense decreased for the quarter ended December 31, 1995 as compared with the prior year period due primarily a reduction in deferred salary expense due to lower mortgage loan origination activity offset by annual salary increases of approximately 4%. Employee benefits expense increased primarily as a result of the increase in employee medical expense. Insurance expense decreased $119,000, or 68.8%, as a result of lower FDIC deposit insurance premiums. Collection and real estate acquired expense decreased $241,000, or 72.4%, due primarily to reductions in non-performing assets over the past year. Changes in other operating expenses, including legal and professional, postage and phone, office, shareholders relationship and other, result from normal changes in operating activities.

Income taxes
The Company returned to a fully-taxable reporting basis on July 1, 1995 following the recognition of substantially all of its deferred tax asset at June 30, 1995. Net income for the quarter included an income tax provision of $365,000, representing a 41% effective rate, as compared with a provision of only $13,000 a year ago.

As of June 30, 1995, the Company had recognized 100% of its remaining available Federal income tax benefits (expiring 2007), excluding any capital loss carry forwards, together with that portion of its remaining available State income tax benefits (expiring 1997) which the Company expects to utilize, and other book/tax temporary differences.

The Company's income tax expense of $365,000 for the quarter ended December 31, 1995 represents deferred federal and state taxes totaling $352,000 and minimum federal and state taxes net of federal and state tax benefits of $294,000 and $96,000, respectively, from the utilization of net operating loss carryforwards.

The Company's income tax expense of $13,000 for the quarter ended
December 31, 1994 represents minimum federal and state taxes net of federal and state tax benefits of $227,000 and $73,000, respectively, from the utilization of net operating loss carryforwards.


For the six month periods ended December 31, 1995 and 1994

Overview
The Company earned net income of $1,024,000, or $0.22 per share, for the six month period ended December 31, 1995, this compares with net income of $1,138,000, or $0.25 per share, for the same period ended December 31, 1994.

Net income before tax for the six month period grew 50.2% to $1,747,000, up from $1,163,000 for the same period in 1994. The increase reflects an improvement in net interest margin of 3.97% versus 3.48% a year ago.

Net income for the period included an income tax provision of $723,000, or 41%, as compared with a provision of $25,000 a year ago. The six months ended December 31, 1994 also include securities gains of $196,000 as compared to losses of $55,000 for 1995.

Analysis of net interest and dividend income
Net interest and dividend income increased $560,000, or 11.0%, for the six months ended December 31, 1995 as compared with the prior year period. This increase resulted from a 49 basis points increase in net interest margin (to 3.97% from 3.48%) offset by a $7.7 million, or 2.6% decrease in average earning assets. The improvement in net interest margin was driven by both changes in asset mix and the benefit, over the past year, from higher interest rates on the Company's assets whose rates have increased more than deposit liabilities.

The following table set forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the six month periods ended December 31, 1995 and 1994.

Six months ended December 31, 1995        Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $154,070   $6,928      8.99%
Mortgage backed securities                 23,343      689      5.90
Other securities(b)                       107,711    3,348      6.22
 Total earning assets                     285,124   10,965      7.69
Other assets                               13,173
 Total assets                            $298,297

NOW accounts                              $22,544      168      1.49
Money market accounts                      61,582      940      3.05
Savings & other                            39,998      527      2.64
Certificates of deposit                   120,521    3,373      5.60
 Total interest-bearing deposits          244,645    5,008      4.09
Borrowings                                  9,912      299      6.05
 Total interest-bearing funds             254,557    5,307      4.17
Demand deposits                             8,537
Other liabilities                           1,700
Shareholders' equity                       33,503
 Total liabilities and
 shareholders' equity                    $298,297

Net interest income                                 $5,658
Spread on interest-bearing funds                                3.52
Net interest margin(c)                                          3.97

Six months ended December 31, 1994        Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $142,445   $5,486      7.70%
Mortgage backed securities                 44,475    1,143      5.14
Other securities(b)                       105,938    3,039      5.74
 Total earning assets                     292,858    9,668      6.60
Other assets                               12,356
 Total assets                            $305,214

NOW accounts                              $22,696      168      1.48
Money market accounts                      80,506    1,062      2.64
Savings & other                            46,467      617      2.66
Certificates of deposit                    82,707    1,746      4.22
 Total interest-bearing deposits          232,376    3,593      3.09
Borrowings                                 38,847      977      5.03
 Total interest-bearing funds             271,223    4,570      3.37
Demand deposits                             7,082
Other liabilities                           1,282
Shareholders' equity                       25,627
 Total liabilities and
 shareholders' equity                    $305,214

Net interest income                                 $5,098
Spread on interest-bearing funds                                3.23
Net interest margin(c)                                          3.48

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.


Six months ended December 31,               1995 versus 1994
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                              $ 448    $ 919   $  75   $1,442
  Mortgage backed securities          (543)     170     (81)    (454)
  Other securities                      51      254       4      309
   Total                               (44)   1,343      (2)   1,297
Interest-bearing liabilities:
  Deposits                             462      732     221    1,415
  Borrowings                          (728)     199    (149)    (678)
   Total                              (266)     931      72      737
Net change to interest income        $ 222    $ 412   $ (74)   $ 560

Interest income
Total interest and dividend income increased $1,297,000, or 13.4%, for the six months ended December 31, 1995 as compared with the same period a year ago.

Loan interest and fee income increased $1,442,000, or 26.3%, for the six months ended December 31, 1995 as compared with the prior year period as a result of the upward repricing of adjustable rate loans caused by higher interest rates and loan growth, primarily in higher yielding Prime based loans. Average loan balances increased $11.6 million, or 8.2%. The yield on the loan portfolio increased to 8.99%, an increase of 129 basis points as compared to the prior year.

Investment and fed funds income decreased $145,000, or 3.5%, for the six months ended December 31, 1995 as compared with the prior year period as a result of a $19.4 million, or 12.9%, decrease in average investments offset by higher yields on floating rate securities. Average investment yield increased to 6.16% for 1995 from 5.56% in 1994 as a result of the upward repricing of floating rate securities.

Interest expense
Interest expense for the six months ended December 31, 1995 increased $737,000, or 16.1%, as compared to the same period in the prior year. Total average balances for deposits and borrowings decreased by $16.7 million, or 6.1%, for the period. The average cost of funds increased 80 basis points to 4.17% for 1995 from 3.37% for 1994.

Deposit expense increased $1,415,000, or 39.4%, as a result of higher deposit rates, a change in deposit mix resulting from transfers from money market and savings accounts into certificates of deposit accounts, and deposit growth of $12.3 million, or 5.3%. Bank deposit rates, particularly savings and money market rates, have lagged increases in Treasury yields over the past year. This lag has been a principal contributor to the increase in the Company's net interest margin. The rates on certificates however have increased to 5.60% in 1995 from 4.22% in 1994, a 138 basis point increase.

Interest expense on borrowings decreased by $678,000, or 69.4%, as a result of lower average balances, offset in part by higher borrowing rates. Average borrowings decreased $28.9 million, or 74.5%. The average cost of borrowings increased 102 basis points to 6.05% in 1995 from 5.03% in 1994, as a result of the higher interest rate environment in 1995.

Provision and Allowance for loan losses
The Company provided $200,000 for loan losses during the six months ended December 31, 1995 and 1994. The following table details changes in the allowance for loan losses during the six month periods ended December 31:

                                           1995           1994
   (dollars in thousands)
   Balance, beginning of period            $5,372         $5,246
   Provision for losses                       200            200
   Charge-offs                               (441)           (48)
   Recoveries                                   2             20
   Balance, end of period                  $5,133         $5,418
   Ratio of allowance for loan losses:
     to non-performing loans               109.73%         66.85%
     to total gross loans                    3.37           3.64

For a detailed discussion of the Bank's allowance for loan losses see "For the three month periods ended December 31, 1995 and 1994", above.

Non-interest income
The following table details the principal categories of non-interest income for the six month periods ended December 31.

 (in thousands)                    1995      1994        Change
 Service charges on
  deposit accounts                 $413      $396     $ 17     4.3%
 Gains on loan sales, net             5         4        1    25.0
 Securities (losses) gains, net     (45)      196     (241) (123.0)
 Loan servicing                      64        63        1     1.6
 Other                              130       128        2     1.6
  Total non-interest income        $567      $787    $(220)  (28.0)

Service charges on deposit accounts increased $17,000, or 4.3% reflecting the increased level of usage at the Bank's ATMs. During the six months the Company realized a net losses of $45,000 from the sales of debt securities and a settlement of $10,000 for a class action suit on equities that had been held several years ago.

Operating expenses
The following table details the principal categories of operating expenses for the six month periods ended December 31.

 (in thousands)                     1995      1994       Change
 Salaries                         $1,678    $1,604   $  74     4.6%
 Employee benefits                   432       388      44    11.3
 Occupancy                           365       356       9     2.5
 Equipment                           337       281      56    19.9
 Insurance                            76       347    (271)  (78.1)
 Collections and REA                 308       613    (305)  (49.8)
 Professional services               234       170      64    37.6
 Postage and telecommunications      140       132       8     6.1
 Marketing                            86        86      -      0.0
 Other operating                     622       545      77    14.1
  Total operating expenses        $4,278    $4,522   $(244)   (5.4)

Salaries expense increased for the six month period ended December 31, 1995 as compared with the prior year period primarily as a result of annual salary increases of approximately 4%, offset in part by reduced deferred salary expense due to lower mortgage loan origination activity. Employee benefits expense increased primarily as a result of the increase in employee medical expense and increased taxes related to the increased salary and wages. Insurance expense decreased $271,000, or 78.1%, as a result of lower FDIC deposit insurance premiums and a refund on previously paid FDIC premiums. Collection and real estate acquired expense decreased $305,000, or 49.8%, due primarily to reductions in non-performing assets over the past year. Professional expense increased $64,000, or 37.6%, as a result of higher legal expenses. Changes in other operating expenses, including postage and phone, office, shareholders relationship and other, result from normal changes in operating activities.

Income taxes
Net income for the six month period ended December 31, 1995 included an income tax provision of $723,000, representing a 41% effective rate, as compared with a provision of only $25,000 a year ago.

The Company's income tax expense of $723,000 for the six months ended December 31, 1995 represents deferred federal and state taxes totaling $698,000 and minimum federal and state taxes net of federal and state tax benefits of $581,000 and $189,000, respectively, from the utilization of net operating loss carryforwards. The Company's income tax expense of $25,000 for the period ended December 31, 1994 represents minimum federal and state taxes net of federal and state tax benefits of $382,000 and $122,000, respectively, from the utilization of net operating loss carryforwards.

ASSET QUALITY AND PORTFOLIO RISK

Loans
During the six month period ended December 31, 1995, net loans decreased $3.1 million, or 2.0%. The following table details the composition of the loan portfolio as of the periods presented.

 (in thousands)                         December 31,  June 30,
                                            1995        1995
 Real estate mortgages
  One-four family residential            $ 91,937    $ 98,766
  Five or more family residential           3,396       3,171
  Commercial                               28,668      29,068
  Land and land development                10,118      12,067
 Commercial and industrial                  3,749       3,201
 Home equity lines of credit               12,461       7,785
 Installment and other                      2,488       2,187
  Total loans, gross                     $152,817    $156,245

The decrease, of $3.4 million, in gross loans resulted from the reclassification of $2.9 million of non-performing loans to real estate acquired, coupled with net loan repayments for the period.
Predominately all of the Company's loans are adjustable rate.

Non-performing assets
The following table details changes in non-performing assets during the three month periods ended December 31.

(in thousands)                              1995       1994
Balance, beginning of year                 $8,322   $11,438
Loans placed on non-accrual status            513       640
Increase (decrease) in accruing loans past
 due 90 or more days, net                     420       -
Payments to improve REA                       172       247
Loan payments                                (333)        3
Loans returned to accrual status              (60)       -
Loan charge-offs                             (209)       -
Gross proceeds from REA sales                (743)   (1,184)
Gains on REA sales, net                        11       104
Provision to REA valuation reserve            -        (167)
Balance, end of period                     $8,093   $11,081

During the quarter ended December 31, 1995 non-performing assets decreased $229,000, or 2.8%, due principally to the sales of real estate, loan payments and charge-offs, offset by a net increase in non-accrual loans and loans past due 90 days or more, and capitalized expenditures on REA. Addition to non-accrual loans are generally loans which had previously been classified on the Company's internally monitored list and had been adequately reserved.

The following table details changes in non-performing assets during the six month periods ended December 31.

(in thousands)                                   1995       1994

Balance, beginning of year                       $8,885   $13,685
Loans placed on non-accrual status                  936     1,264
Increase (decrease) in accruing
 loans past due 90 or more
 days, net                                          386      (379)
Payments to improve REA                             546       699
Loan payments                                      (439)     (143)
Loans returned to accrual status                    (60)       -
Loan charge-offs                                   (441)      (48)
Gross proceeds from REA sales                    (1,731)   (3,959)
Gains on REA sales, net                             183       584
Provision to REA valuation reserve                 (172)     (622)
Balance, end of period                           $8,093   $11,081
Percent of total assets                           2.66%     3.75%

During the six months ended December 31, 1995 non-performing assets decreased $792,000, or 8.9%, due principally to sales of real estate of $1,731,000, loan payments and charge-offs, offset by a net increase in non-accrual loans and loans past due 90 days or more, and capitalized expenditures on REA.

The following table details the composition of non-performing assets as of December 31, 1995.

Non-Performing Assets     Accruing                             Total
(dollars in thousands)      loans                              non-
                    Non-  past due  Restruc-   Real   Valuat-perform-
                   accrual  90 or     tured   estate    ion     ing
                    loans more days loans (a)acquired reserve assets
December 31, 1995
Real estate:
 Residential       $2,069    $420       -    $  949   $  -    $3,438
 Commercial           684      -        -        75      -       759
 Land and land
 development        1,500      -        -     2,826      -     4,326
Collateral and
 installment loans      5      -        -       -        -         5
Valuation reserve     -        -        -       -      (435)    (435)
 Totals            $4,258    $420     $ -    $3,850   $(435)  $8,093

(a) Includes accruing troubled debt restructurings.

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. Included in land and land development real estate owned is a 34 lot residential sub-division with a carrying value of $971,000 which the Company is developing under a joint venture with a residential construction firm. The Company expects to recover its carrying value and future site development costs through sales of lots over the next two years. The Company actively markets all real estate owned. The REA valuation reserve at December 31, 1995 totaled $435,000, or 11.3% of real estate acquired. There continues to be an oversupply of commercial and residential real estate in New England and any decline in the real estate market could adversely affect the market values of the Company's real estate acquired which could require additional provisions to the valuation reserve and reductions in the carrying values of properties.

FINANCIAL CONDITION

Total assets declined $4.1 million, or 1.3%, to $304.6 million in the six month period from June 30, 1995 through December 31, 1995. The decrease resulted from a $2.3 million decrease in the securities portfolio, through principal repayments and sales offset by security purchases. Loans decreased $3.1 million, or 2.0%. Loan advances for the period were offset by loan repayments and the reclassification of $2.9 million of non-performing assets from loans to real estate acquired.

Loans
Loans, net of the allowance for loans losses, decreased $3.1 million, or 2.0%, during the six month period ended December 31, 1995. The primary reason for this decrease was the transfer of $2.9 million from loans to real estate acquired. Loan repayments for the six month period totaled $23.5 million, while originations and advances were $23.4 million.

Securities
The securities portfolio consists primarily of collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"), and to a lesser extent, agency obligations, a mutual funds and Federal Home Loan Bank stock. There are no structured notes, inverse floaters, or interest-only or principal-only strips in the portfolio. At December 31, 1995 47.4% of the portfolio was invested in fixed rate securities, principally CMOs and MBSs. The fixed rate portfolio had a consensus weighted average duration and life of 2.7 years and 3.4 years, respectively. Fixed rate CMOs and MBSs are generally in securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. At December 31, 1995 46.7% of the portfolio was invested in floating rate CMOs and MBSs which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate portfolio had a consensus weighted average duration and life of -0.01 years and 12.4 years, respectively. The floating rate securities are tied to several indices including the eleventh district cost of funds index ("EDCOFI"), one-month LIBOR and Treasury indices. The remaining 5.9% of the portfolio at December 31, 1995, was represented by Federal Home Loan Bank stock and a money-market bond mutual fund.

At December 31, 1995, securities totaling $78.1 million, or 62.6%, were classified as held-to-maturity, securities totaling $40.7 million, or 32.7%, were classified as available-for-sale and $5.9 million, or 4.7%, were classified as trading.

Pursuant to the Special Report issued by Financial Accounting Standard Board in November 1995, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities", in December 1995 the Company reclassified securities with an amortized cost basis of $40.5 million from held-to-maturity to available-for-sale.
This one-time transfer, which included $29.2 million in floating rate securities and $11.3 million in fixed rate securities, will enable the Company to more prudently react to market and rate fluctuations, and future liquidity needs.

All held-to-maturity securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at December 31, 1995 is an adjustment of $1,294,000 relating to securities transferred from available-for-sale to held-to-maturity, representing net unrealized holding losses at the time of transfer adjusted for subsequent principal amortization and net of taxes.

Substantially all of the Company's securities were purchased in 1993 and early 1994. Subsequent movements in interest rates and market conditions have resulted in a net decline in fair market value. At December 31, 1995 net unrealized losses on both securities available-for-sale and held-to-maturity totaled $2.9 million. No credit losses are expected and all gains and losses are expected to reverse as securities approach maturity. Fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings.

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

Operating activities for the six month period ended December 31, 1995 provided net cash of $2.3 million. Investing activities provided net cash of $4.5 million principally from securities principal repayments, securities sales and sales of real estate acquired, offset in part by net loan advances and capitalized improvements to real estate acquired. Funds provided by investing and operating activities, together with a increase in deposits of $4.2 million, were used to reduce short term borrowings by $9.5 million, increase cash and federal funds sold by $1.2 million and pay shareholder dividends.

At December 31, 1995, the Company's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $118.3 million, to net deposits and short term unsecured liabilities, was 63.4%, well in excess of the Company's minimum guideline of 15%. At December 31, 1995, the Company had outstanding commitments to fund new loan originations of $2.1 million, construction mortgage commitments of $206,000 and unused lines of credit of $11.1 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

INTEREST RATE SENSITIVITY

At December 31, 1995, the Company had a negative cumulative one year gap of $13.6 million, or 4.5% of assets, and, as a result, the net interest margin could be adversely affected by a sudden increase in interest rates. For the purposes of this analysis, money market, savings and NOW deposit accounts have been included in the within one year category, however, the elasticity of these accounts cannot be tied to any one time category.

For the six month period ended December 31, 1995 the Company's net interest margin increased 49 basis points as compared with the prior year period. This improvement in net interest margin was driven by both changes in asset mix and the benefit, over the past year, from higher interest rates on the Company's assets whose rates have increased more than deposit liabilities. The Company's deposit rates, in particular savings and money market rates, have lagged increases in Treasury yields over the past year and this lag has contributed to the increase in the Company's net interest margin. A sudden increase in rates on money market and savings accounts would adversely impact the Company's net interest margin. Similarly, a decrease in yields and rates on earning assets and interest-bearing liabilities, without a corresponding decline in money market and savings rates, would result in a tightening of spread. However, the Company believes that this effect would be offset over time as the Company's adjustable rate loans and securities reprice and as principal repayments from securities, loans and non-performing assets are reinvested into higher yielding loans.

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

CAPITAL RESOURCES

Shareholders' equity and book value per share increased $1,660,000, or $0.36 per share, to $34,381,000 and $7.65, during the six month period ended December 31, 1995. This increase resulted from the Company's earnings of $1,024,000, or $0.22 per share, together with a $938,000 decrease in the adjustment to shareholders' equity for net unrealized holding losses on securities net of taxes and proceeds of $13,000 from the exercise of stock options, offset in part by shareholder dividend payments of $315,000.

The adjustment of $938,000 for net unrealized holding losses on securities results primarily from the mark-to-market adjustment for the $40.5 million of securities transferred from held-to-maturity to available-for-sale in December 1995. Shareholders' equity at December 31, 1995 included net unrealized holding losses, net of taxes, of $286,000 on securities available-for-sale, and an adjustment for unrealized holding losses, net of taxes, of $1.3 million on held-to-maturity securities which had previously been transferred from available-for-sale. Securities transferred from available-for-sale to held-to-maturity are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At December 31, 1995 the Company's leverage capital ratio was 10.98% and its tier I and total risk-based capital ratios were 20.86% and 22.14%, respectively. At December 31, 1995 the Bank's leverage capital ratio was 10.58% and its tier I and total risk-based capital ratios were 20.11% and 21.39%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company as of December 31, 1995 was $9,801,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

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


                         NEWMIL BANCORP, INC.


February 9, 1996              By    /s/ Anthony J. Nania
                              Anthony J. Nania,
                              Chairman of the Board and
                              Chief Executive Officer



February 9, 1996              By    /s/ B. Ian McMahon
                              B. Ian McMahon,
                              Chief Financial Officer


                          Exhibit 11.1

                      NEWMIL BANCORP, INC.
           COMPUTATION OF NET INCOME PER COMMON SHARE
             (in thousands except per share amounts)

                                     Three months  Six months
                                         ended        ended
                                     December 31, December 31,

                                     1995    1994    1995   1994
Net income
Net income - primary and
  fully diluted                       $519   $674  $1,024 $1,138

Weighted Average Common and Common
Equivalent Stock
Weighted average common stock
  outstanding                        4,494  4,486   4,494  4,486
Assumed conversion as of the
  beginning of each period or upon
  issuance during a period of stock
  options outstanding at the end
  of each period                       319    206     307    225
Assumed purchase of treasury stock
  during each period with proceeds
  from conversion of stock options
  outstanding at the end of each
  period                              (212)  (174)   (207)  (173)
Weighted average common and common
  equivalent stock outstanding
  - primary                          4,601  4,518   4,594  4,538

Weighted average common stock
  outstanding                        4,494  4,486   4,494  4,486
Assumed conversion as of the
  beginning of each period or upon
  issuance during a period of stock
  options outstanding at the end
  of each period                       341    252     329    250
Assumed purchase of treasury stock
  during each period with proceeds
  from conversion of stock options
  outstanding at the end of each
  period                              (232)  (242)   (222)  (220)
Weighted average common and common
  equivalent stock outstanding
  - fully diluted                    4,603  4,496   4,601  4,516

Earnings Per Common and Common
Equivalent Share
Primary                              $0.11  $0.15  $0.22   $0.25
Fully diluted                        $0.11  $0.15  $0.22   $0.25