Form 10-Q
period 1996-03-31
NEWMIL BANCORP INC
filed 1996-05-15
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         For quarterly period ended
                               March 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of March 31, 1996 is 4,179,498.


                     NEWMIL BANCORP, INC. and SUBSIDIARY

                              TABLE OF CONTENTS

                                                                         Page

                        PART I  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheets as of
          March 31, 1996 and June 30, 1995 . . . . . . . . . . . . . . . . .3

          Consolidated Statement of Income
          for the three and nine month periods ended
          March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
          for the nine month periods ended
          March 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .7

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 13


                         PART II  OTHER INFORMATION

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 29

Item 4    Submission of matters to a vote of
          security holders . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 5    Other information. . . . . . . . . . . . . . . . . . . . . . . . 29

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 29

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                                  March 31,  June 30,
                                                  1996       1995
ASSETS
Cash and due from banks                           $ 5,574    $  5,791
Federal funds sold                                 12,300       8,500
Securities:
 Available-for-sale at market                      33,538       7,102
 Held-to-maturity at amortized cost
  (market value: $75,879 and $119,948)             76,917     120,092
Loans (net of allowance for
 loan losses: $5,200 and $5,372)                  146,739     150,442
Real estate acquired (net of
 valuation reserve: $475 and $313)                  3,540       1,676
Bank premises and equipment, net                    6,035       6,125
Accrued income                                      1,689       1,918
Deferred tax asset, net                             4,696       6,397
Other assets                                          550         628

    Total Assets                                 $291,578    $308,671

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                   $  9,261    $  8,224
 NOW accounts                                      22,127      21,921
 Money market                                      59,493      63,059
 Savings and other                                 39,505      41,349
 Certificates of deposit                          126,855     117,867
    Total deposits                                257,241     252,420
Securities sold under agreement to repurchase         -        15,499
Federal Home Loan advances                            -         5,000
Accrued interest and other liabilities              1,878       3,031
    Total Liabilities                             259,119     275,950

Commitments and contingencies                         -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,983,138 and 5,965,888 shares           2,992       2,983
 Paid-in capital                                   44,176      44,145
 Retained earnings                                  5,016       3,915
 Unrealized (losses) gains on securities
  available-for-sale, net                            (311)         91
 Unrealized losses on securities transferred
  to held-to-maturity, net                         (1,276)     (2,609)
 Treasury stock, at cost - 1,803,640 and
  1,474,409 shares                                (18,138)    (15,804)
    Total Shareholders' Equity                     32,459      32,721

    Total Liabilities and Shareholders' Equity   $291,578    $308,671

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)

                                 Three months ended  Nine months ended
                                      March 31,        March 31,
                                   1996     1995    1996      1995
INTEREST AND DIVIDEND INCOME
  Interest and fees on loans       $3,459   $3,037  $10,387   $8,523
  Interest on securities            1,778    1,999    5,701    6,100
  Dividend income                      33       52       79       96
  Interest on federal funds sold       45       15      113       52
   Total interest and dividend
     income                         5,315    5,103   16,280   14,771

INTEREST EXPENSE
  Deposits                          2,523    2,109    7,531    5,702
  Borrowed funds                       48      314      347    1,291
   Total interest expense           2,571    2,423    7,878    6,993

Net interest and dividend income    2,744    2,680    8,402    7,778

PROVISION FOR LOAN LOSSES             100      100      300      300
Net interest and dividend income
  after provision for loan losses   2,644    2,580    8,102    7,478

NON-INTEREST INCOME
  Service charges on
   deposit accounts                   200      185      613      581
  Securities gains, net                72       30       27      226
  Gains on mortgage loans, net         -        -         5        4
  Loan servicing fees                  30       31       94       94
  Other                                68       60      198      188
   Total non-interest income          370      306      937    1,093

NON-INTEREST EXPENSE
  Salaries                            801      879    2,479    2,483
  Employee benefits                   245      230      677      618
  Occupancy                           214      206      579      561
  Equipment                           174      142      511      424
  Insurance                            20      182       96      529
  Collection and REA                   98      271      406      884
  Professional services                82       71      316      241
  Marketing                            26       51      112      137
  Shareholders relationship            10        9       87       82
  Other                               337      259    1,022      863
   Total non-interest expense       2,007    2,300    6,285    6,822

INCOME BEFORE INCOME TAXES          1,007      586    2,754    1,749
Provision for income taxes            394       12    1,117       37
NET INCOME                         $  613   $  574   $1,637   $1,712

Earnings per share                  $0.14    $0.13    $0.36    $0.38
Dividends per share                 $0.05    $0.00    $0.12    $0.04

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                     Nine months ended
                                                       March 31,
                                                   1996      1995
Operating Activities
 Net income                                        $ 1,637   $ 1,712
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                          300       300
    Provision for losses on
     real estate acquired                              212       733
    Provision for depreciation and
     amortization                                      409       384
    Decrease in deferred income tax asset            1,080        -
    Amortization and accretion of securities
     premiums and discounts, net                       246       434
    Securities gains, net                              (27)     (226)
    Realized gains on loan sales, net                   (5)       (4)
    Realized gains on sales of real
     estate acquired, net                             (302)     (620)
    Decrease in mortgage loans held for sale            -        130
    Decrease (increase) in accrued income              231       (39)
    (Decrease) increase in accrued interest
    and other liabilities                           (1,192)    1,485
    Decrease (increase) in other assets, net            76      (114)
     Net cash provided by
     operating activities                            2,665     4,175
Investing Activities
 Proceeds from sales of securities
  available-for-sale                                10,561     5,006
 Proceeds from sale of trading securities           10,064       -
 Proceeds from maturities and principal
  repayments of securities                           3,111     5,046
 Purchases of securities available-for-sale            -      (5,413)
 Purchases of trading securities                   (10,000)      -
 Proceeds from sale of available-for-sale
  mortgage backed securities                           942    15,710
 Principal collected on mortgage backed
  securities                                         3,393     3,770
 Loan repayments (advances), net                       131    (6,609)
 Purchases of loans                                    -        (819)
 Proceeds from sale of real estate
  acquired                                           2,215     4,891
 Payments to improve real estate acquired             (711)     (962)
 Net purchases of Bank premises
  and equipment                                       (319)     (187)
     Net cash provided by
     investing activities                           19,387    20,433

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:
(in thousands)                                      Nine months ended
                                                        March 31,
                                                     1996      1995
Financing Activities
 Net increase in deposits                            4,860    10,615
 Net repayments of repurchase agreements           (15,499)  (33,772)
 Net repayments of FHLB advances                    (5,000)      -
 Treasury stock purchased                           (2,381)      -
 Treasury stock reissued                                25       -
 Cash dividends paid                                  (536)     (180)
 Proceeds from exercise of stock options                62       -
     Net cash used by
     financing activities                          (18 469)  (23,337)
     Increase in cash and cash equivalents           3,583     1,271
Cash and federal funds sold, beginning
 of year                                            14,291     4,732
Cash and federal funds sold, end of year           $17,874   $ 6,003

Cash paid during year
 Interest to depositors                            $ 7,492   $ 5,703
 Interest on borrowings and
  interest rate swaps                                  401     1,347
 Income taxes                                           94        72
Non-cash transfers
 From securities available-for-sale
  to securities held-to-maturity                       -      92,231
 From securities held-to-maturity
  to securities available-for-sale                  40,530       -
 From loans to real estate acquired                  3,278       369


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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 1995.

NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) are as follows:

(dollars in thousands)          Estimated        Gross        Amort-
                                  fair        unrealized      ized
                                  value     gains  losses     cost
March 31, 1996
U.S. Government Agencies
 After 5 but within 10 years      $ 956      $ -    $  46     $1,002
Mortgage backed securities        8,572       164      67      8,475
Collateralized mortgage
 obligations                     22,463        94     663     23,032
  Total debt securities          31,991       258     776     32,509
Federal Home Loan Bank stock      1,547        -       -       1,547
 Total securities
 available-for-sale             $33,538      $258    $776    $34,056

(dollars in thousands)          Estimated        Gross        Amort-
                                  fair        unrealized       ized
                                  value     gains  losses      cost
June 30, 1995
U.S. Government Agencies
 Within 5 years                  $1,018      $ 17     $ -     $1,001
Mortgage backed securities        4,149       142       7      4,014
Collateralized mortgage
 obligations                        388        -        -        388
  Total debt securities           5,555       159       7      5,403
Federal Home Loan Bank stock      1,547        -        -      1,547
 Total securities
  available-for-sale             $7,102      $159     $ 7     $6,950

Securities classified held-to-maturity (carried at amortized cost) are as follows:

(dollars in thousands)                           Gross       Estimated
                                Amortized     unrealized       fair
                                 cost(a)    gains  losses      value
March 31, 1996
Mortgage backed securities      $11,616    $  -    $  145    $11,471
Collateralized mortgage
 obligations                     65,301       378   1,271     64,408
 Total securities
  held-to-maturity              $76,917    $  378  $1,416    $75,879

June 30, 1995
U.S. Government Agencies
  After 5 but within 10 years  $    915    $   68  $  -     $    983
Mortgage backed securities       20,245        82     169     20,158
Collateralized mortgage
 obligations                     98,932     1,670   1,795     98,807
 Total securities
  held-to-maturity             $120,092    $1,820  $1,964   $119,948

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

Securities with an amortized cost and market value of $1,002,000 and $956,000, respectively, were pledged as collateral against public funds at March 31, 1996.

Cash proceeds and realized gains and losses from sales of securities during the nine month periods ended March 31 are as follows:

(dollars in thousands)                     Cash    Realized  Realized
                                         proceeds    gains    losses
Nine months ended March 31, 1996
Available-for-sale
  Mortgage backed securities               $ 942      $  4      $ -
  Collateralized mortgage obligations     10,551        11        62
  Trading assets                          10,064        64        -
  Marketable equity securities(a)             10        10        -
Total                                    $21,567      $ 89      $ 62

Nine months ended March 31, 1995
Available-for-sale
  Mortgage backed securities             $15,710      $ -       $490
  Other bonds and notes                      696       686        -
  Collateralized mortgage
   obligations                             2,910        -         -
  Marketable equity securities             1,400      $110      $ 80
Total                                    $20,716      $796      $570


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

Major classifications of loans are as follows:

                                         March 31,    June 30,
     (in thousands)                      1996          1995
     Real estate mortgages:
      One-four family residential        $ 89,715      $ 98,766
      Five or more family residential       3,210         3,171
      Commercial                           29,406        29,068
      Land                                  9,559        12,067
     Commercial and industrial              4,852         3,201
     Home equity lines of credit           13,066         7,785
     Installment and other                  2,406         2,187
      Total loans, gross                  152,214       156,245
     Deferred loan origination fees, net     (275)         (431)
     Allowance for loan losses             (5,200)       (5,372)
      Total loans, net                   $146,739      $150,442

     Impaired loans
      With valuation allowance             $3,805        $3,399
      With no valuation allowance           4,636         5,324
      Total impaired loans                 $8,441        $8,723
      Valuation allowance                  $1,404        $1,373

Changes in the allowance for loan losses for the nine month periods ended March 31, are as follows:

     (in thousands)                          1996          1995
     Balance, beginning of period          $5,372        $5,246
     Provision for losses                     300           300
     Charge-offs                             (476)          (48)
     Recoveries                                 4            20
     Balance, end of period                $5,200        $5,518

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

                                          March 31,      June 30,
     (in thousands)                         1996           1995
      Non-accrual loans                    $4,486        $7,175
      Accruing loans past due
        90 days or more                        93            34
      Accruing troubled debt
        restructured loans                    284           -
        Total non-performing loans          4,863         7,209
      Real estate acquired                  4,015         1,989
      Valuation reserve                      (475)         (313)
        Total real estate acquired, net     3,540         1,676
        Total non-performing assets        $8,403        $8,885

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

Changes in the real estate acquired valuation reserve for the nine month periods ended March 31 are as follows:

     (in thousands)                               1996     1995
     Valuation reserve at beginning of period     $313     $367
     Charge-offs                                   (50)     (71)
     Provision                                     212      733
     Valuation reserve at end of period          $ 475   $1,029

NOTE 5 - INCOME TAXES

The components of the provision for income taxes for the three and nine month periods ended March 31 are as follows:

                                Three months ended   Nine months ended
                                     March 31,           March 31,
                                   1996   1995         1996   1995
     (in thousands)
     Current provision
       Federal                     $ 342  $ 199        $ 936  $ 595
       State                         113     67          310    201
       Benefit from net operating
        loss carry forwards
        Federal                     (336)  (193)        (918)  (577)
        State                       (107)   (61)        (291)  (182)
        Total                         12     12           37     37
     Deferred provision
       Federal                       290    -            805     -
       State                          92    -            275     -
        Total                        382    -          1,080     -
     Income tax provision          $ 394  $  12       $1,117  $  37

At March 31, 1996 the Company had Federal net operating loss carryforwards of approximately $5.5 million (expiring in 2007) and State net operating loss carryforwards of approximately $14.1 million (expiring in 1996 and 1997) which can be applied to reduce future Federal and State income taxes. In June 1995 the Company recognize, for book purposes, a tax benefit as a result of a reduction of the Company's valuation allowance on its deferred tax asset. At March 31, 1996 the Company also had Federal and State capital loss carryforwards of approximately $16.0 million and $20.4 million (expiring principally in 1996), respectively, which it does not expect to materially utilize because of the discontinuation of investing in marketable equity securities.

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit which are not reflected in the accompanying financial statements. At March 31, 1996 the Company had commitments under outstanding construction mortgages of $56,000, unused lines of credit of $11,316,000 and outstanding commitments to fund loans of $3,452,000. The Company does not anticipate any material losses as a result of these transactions.

NOTE 7 - SHAREHOLDERS' EQUITY

Capital Requirements
The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios at March 31, 1996, were as follows:

                                         Company    Bank
     Leverage ratio                      10.64%    10.35%
     Tier I risk-based ratio             19.98%    19.44%
     Total risk-based ratio              21.25%    20.71%

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

Restrictions on Subsidiary's Dividends and Payments
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the nine month period ended March 31, 1995 is $7,518,000.
In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

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

RESULTS OF OPERATIONS
For the three month periods ended March 31, 1996 and 1995

Overview
The Company earned net income of $613,000, or $0.14 per share, for the quarter ended March 31, 1996, the third fiscal quarter of the Company's fiscal year. This compares with net income of $574,000, or $0.13 per share, for the quarter ended March 31, 1995.

Net income before tax for the quarter grew 71.8% to $1,007,000, up from $586,000 for the same period in 1995. The increase reflects an improvement in net interest margin of 3.91% versus 3.78% a year ago coupled with a 12.7% decrease in operating expenses.

The Company returned to a fully-taxable reporting basis on July 1, 1995 following the recognition of substantially all of its deferred tax asset at June 30, 1995. Net income for the quarter included an income tax provision of $394,000, or 39%, as compared with a provision of $12,000, or 2% a year ago.

Non-performing assets increased $310,000, or 3.8%, during the past three month period, to $8,403,000, or 2.9% of assets at March 31, 1996.

Analysis of net interest and dividend income
Net interest and dividend income increased $64,000, or 2.4%, for the quarter ended March 31, 1996 as compared with the prior year period. This increase resulted from a 13 basis points increase in net interest margin (to 3.91% from 3.78%) offset by a $3.4 million, or 1.2% decrease in average earning assets. The net interest margin has been fairly consistent during the quarter ended March 31, 1996 and is not expected to materially change in the next quarter. The improvement in net interest margin was driven by both changes in asset mix and the benefit, over the past year, from higher interest rates on the Company's assets whose rates have increased more than deposit liabilities.

The following table set forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended March 31, 1996 and 1995.

Three months ended March 31, 1996         Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $151,794   $3,459      9.12%
Mortgage backed securities                 20,705      329      6.36
Other securities(b)                       107,905    1,527      5.66
 Total earning assets                     280,404    5,315      7.58
Other assets                               14,076
 Total assets                            $294,480

NOW accounts                              $22,708       84      1.48
Money market accounts                      60,633      458      3.02
Savings & other                            38,462      251      2.61
Certificates of deposit                   125,091    1,730      5.53
 Total interest-bearing deposits          246,894    2,523      4.09
Borrowings                                  3,710       48      5.18
 Total interest-bearing funds             250,604    2,571      4.10
Demand deposits                             8,527
Other liabilities                           1,273
Shareholders' equity                       34,076
 Total liabilities and
 shareholders' equity                    $294,480

Net interest income                                 $2,744
Spread on interest-bearing funds                                3.48
Net interest margin(c)                                          3.91

Three months ended March 31, 1995         Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $147,052   $3,037      8.26%
Mortgage backed securities                 26,309      369      5.61
Other securities(b)                       110,402    1,697      6.15
 Total earning assets                     283,763    5,103      7.19
Other assets                               10,632
 Total assets                            $294,395

NOW accounts                              $22,109       80      1.45
Money market accounts                      68,713      486      2.83
Savings & other                            43,410      280      2.58
Certificates of deposit                   104,236    1,263      4.85
 Total interest-bearing deposits          238,468    2,109      3.54
Borrowings                                 20,879      314      6.04
 Total interest-bearing funds             259,347    2,423      3.73
Demand deposits                             7,259
Other liabilities                           1,487
Shareholders' equity                       26,302
 Total liabilities and
 shareholders' equity                    $294,395

Net interest income                                 $2,680
Spread on interest-bearing funds                                3.46
Net interest margin(c)                                          3.78

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

Three months ended March 31,                1996 versus 1995
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate  Vol/rate   Net
Interest-earning assets:
  Loans                              $  98    $ 314   $  10    $ 422
  Mortgage backed securities           (79)      49     (10)     (40)
  Other securities                     (38)    (135)      3     (170)
   Total                               (19)     228       3      212
Interest-bearing liabilities:
  Deposits                             166      217      31      414
  Borrowings                          (259)     (45)     38     (266)
   Total                               (93)     172      69      148
Net change to interest income        $  74    $  56   $ (66)   $  64

Interest income
Total interest and dividend income increased $212,000, or 4.2%, for the quarter ended March 31, 1996 as compared with the same period a year ago.

Loan interest and fee income increased $422,000, or 13.9%, for the quarter ended March 31, 1996 as compared with the prior year period as a result of the upward repricing of adjustable rate loans caused by higher interest rates and loan growth, primarily in higher yielding Prime based loans. Average loan balances increased $4.7 million, or 3.2%. The yield on the loan portfolio increased to 9.12%, an increase of 86 basis points as compared to the prior year.

Investment and fed funds income decreased $210,000, or 10.2%, for the quarter ended March 31, 1996 as compared with the prior year period as a result of a $8.1 million, or 5.9%, decrease in average investments coupled with lower yields on securities. Over the past year the Company has sought to downsize the investment portfolio to fund growth in the loan portfolio. The average investment yield decreased to 5.77% for 1996 from 6.05% in 1995 as a result of a lower fed rate pricing and an investment in a trading asset which generated capital gains rather than interest income, offset by the upward repricing of floating rate securities.

Interest expense
Interest expense for the quarter ended March 31, 1996 increased
$148,000, or 6.1%, as compared to the same quarter of the prior year as a result of increases in deposit and borrowings rates and the changes in funding mix. Total average balances for deposits and borrowings decreased by $8.7 million, or 3.4%, for the period.

Deposit expense increased $414,000, or 19.6%, as a result of higher deposit rates, a change in deposit mix resulting from transfers from money market and savings accounts into certificates of deposit accounts, and deposit growth of $8.4 million, or 3.5%. Bank deposit rates, particularly savings and money market rates, have lagged increases in Treasury yields over the past year. This lag has been a principal contributor to the increase in the Company's net interest margin.

Interest expense on borrowings decreased by $266,000, or 84.7%, as a result of lower average balances coupled with lower borrowing rates. Average borrowings decreased $17.2 million, or 82.2%. The average cost of borrowings decreased 86 basis points to 5.18% in 1996 from 6.04% in 1995, as a result of the lower interest rate environment in 1996. The Company's borrowing rates generally follow the one-month LIBOR index.

Provision and Allowance for loan losses
The Company provided $100,000 for loan losses during the quarter ended March 31, 1996, unchanged from the prior year period provision. The following table details changes in the allowance for loan losses during the three month periods ended March 31:

                                           1996           1995
   (dollars in thousands)
   Balance, beginning of period            $5,133         $5,418
   Provision for losses                       100            100
   Charge-offs                                (35)           -
   Recoveries                                   2            -
   Balance, end of period                  $5,200         $5,518
   Ratio of allowance for loan losses:
     to non-performing loans                106.93%         66.67%
     to total gross loans                     3.42           3.61

The increase in the ratio of the allowance for loan losses to non-performing loans results from the $3,414,000 decrease in non-performing loans. For a discussion of non-performing loans see "Asset Quality and Portfolio Risk". The decrease in reserve coverage to total loans results from new loan originations, changes in loan mix and ongoing credit administration efforts, all of which contribute to improvements in the risk profile of the portfolio.

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at March 31, 1996, is adequate. Should the economic climate begin to deteriorate, borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the FDIC, in March 1996. No additions to the allowance were requested as a result of this examination.

Non-interest income
The following table details the principal categories of non-interest income for the three month periods ended March 31.

 (in thousands)                    1996      1995        Change
 Service charges on
  deposit accounts                 $200      $185     $ 15     8.1%
 Securities gains, net               72        30       42   140.0
 Loan servicing                      30        31       (1)   (3.2)
 Other                               68        60        8    13.3
  Total non-interest income        $370      $306     $ 64    20.9

Service charges on deposit accounts increased $15,000, or 8.1%, reflecting the increased level of usage at the Bank's ATMs. During the quarter the Company realized net gains of $72,000 from the sales of debt securities and trading activities. Loan servicing fees and other non-interest income increased slightly from a year ago.

Operating expenses
The following table details the principal categories of operating expenses for the three month periods ended March 31.

 (in thousands)                    1996      1995       Change
 Salaries                         $  801    $  879  $  (78)   (8.9)%
 Employee benefits                   245       230      15     6.5
 Occupancy                           214       206       8     3.9
 Equipment                           174       142      32    22.5
 Insurance                            20       182    (162)  (89.0)
 Collections and REA                  98       271    (173)  (63.8)
 Professional services                82        71      11    15.5
 Postage and telecommunications       71        84     (13)  (15.5)
 Marketing                            26        51     (25)  (49.0)
 Other operating                     276       184      92    50.0
  Total operating expenses        $2,007    $2,300   $(293)  (12.7)

Salaries expense decreased for the quarter ended March 31, 1996 as compared with the prior year period due primarily to bonuses that were accrued in the quarter ended March 31, 1995 offset by annual salary increases of approximately 4%. Employee benefits expense increased primarily as a result of the increase in employee medical expense. Insurance expense decreased $162,000, or 89.0%, as a result of lower FDIC deposit insurance premiums. Collection and real estate acquired expense decreased $173,000, or 63.8%, due primarily to reductions in non-performing loans over the past year coupled with recoveries received for some of the prior collection cost. Changes in other operating expenses, including legal and professional, postage and phone, office, shareholders relationship and other, result from normal changes in operating activities.

Income taxes
The Company returned to a fully-taxable reporting basis on July 1, 1995 following the recognition of substantially all of its deferred tax asset at June 30, 1995. Net income for the quarter included an income tax provision of $394,000, representing a 39% effective rate, as compared with a provision of only $12,000 a year ago.

As of June 30, 1995, the Company had recognized 100% of its remaining available Federal income tax benefits (expiring 2007), excluding any capital loss carry forwards, together with that portion of its remaining available State income tax benefits (expiring 1997) which the Company expects to utilize, and other book/tax temporary differences.

The Company's income tax expense of $394,000 for the quarter ended March 31, 1996 represents deferred federal and state taxes totaling $382,000 and minimum federal and state taxes net of federal and state tax benefits of $336,000 and $107,000, respectively, from the utilization of net operating loss carryforwards.

The Company's income tax expense of $12,000 for the quarter ended March 31, 1995 represents minimum federal and state taxes net of federal and state tax benefits of $193,000 and $61,000, respectively, from the utilization of net operating loss carryforwards.

For the nine month periods ended March 31, 1996 and 1995

Overview
The Company earned net income of $1,637,000, or $0.36 per share, for the nine month period ended March 31, 1996. This compares with net income of $1,712,000, or $0.38 per share, for the same period ended March 31, 1995.

Net income before tax for the nine month period grew 57.5% to $2,754,000, up from $1,749,000 for the same period in 1995. The increase reflects an improvement in net interest margin of 3.95% versus 3.58% a year ago. In addition, there was a reduction of $537,000, or 7.9%, in operating expenses.

Net income for the period included an income tax provision of $1,117,000, or 41%, as compared with a provision of $37,000 a year ago. The nine months ended March 31, 1995 also include securities gains of $226,000 as compared to $27,000 for 1996.

Analysis of net interest and dividend income
Net interest and dividend income increased $624,000, or 8.0%, for the nine months ended March 31, 1996 as compared with the prior year period. This increase resulted from a 37 basis points increase in net interest margin (to 3.95% from 3.58%) offset by a $6.4 million, or 2.2% decrease in average earning assets. The improvement in net interest margin was driven by both changes in asset mix and the benefit, over the past year, from higher interest rates on the Company's assets whose rates have increased more than deposit liabilities.

The following table set forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the nine month periods ended March 31, 1996 and 1995.

Nine months ended March 31, 1996          Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $153,319  $10,387      9.03%
Mortgage backed securities                 22,470    1,018      6.04
Other securities(b)                       107,783    4,875      6.03
 Total earning assets                     283,572   16,280      7.66
Other assets                               13,473
 Total assets                            $297,045

NOW accounts                             $ 22,599      252      1.49
Money market accounts                      61,271    1,398      3.04
Savings & other                            39,492      778      2.63
Certificates of deposit                   122,033    5,103      5.58
 Total interest-bearing deposits          245,395    7,531      4.09
Borrowings                                  7,859      347      5.90
 Total interest-bearing funds             253,254    7,878      4.15
Demand deposits                             8,539
Other liabilities                           1,559
Shareholders' equity                       33,693
 Total liabilities and
 shareholders' equity                    $297,045

Net interest income                                 $8,402
Spread on interest-bearing funds                                3.51
Net interest margin(c)                                          3.95

Nine months ended March 31, 1995          Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $143,958   $8,523      7.89%
Mortgage backed securities                 34,540    1,374      5.30
Other securities(b)                       111,439    4,874      5.83
 Total earning assets                     289,937   14,771      6.79
Other assets                               11,724
 Total assets                            $301,661

NOW accounts                             $ 22,502      248      1.47
Money market accounts                      76,633    1,549      2.70
Savings & other                            45,463      896      2.63
Certificates of deposit                    89,779    3,009      4.47
 Total interest-bearing deposits          234,377    5,702      3.24
Borrowings                                 32,945    1,291      5.23
 Total interest-bearing funds             267,322    6,993      3.49
Demand deposits                             7,140
Other liabilities                           1,349
Shareholders' equity                       25,850
 Total liabilities and
 shareholders' equity                    $301,661

Net interest income                                 $7,778
Spread on interest-bearing funds                                3.30
Net interest margin(c)                                          3.58

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

Nine months ended March 31,                 1996 versus 1995
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                              $ 554   $1,230   $  80   $1,864
  Mortgage backed securities          (480)     191     (67)    (356)
  Other securities                    (160)     166      (5)       1
   Total                               (86)   1,587       8    1,509
Interest-bearing liabilities:
  Deposits                             654      947     228    1,829
  Borrowings                          (984)     167    (127)    (944)
   Total                              (330)   1,114     101      885
Net change to interest income        $ 244    $ 473   $ (93)   $ 624

Interest income
Total interest and dividend income increased $1,509,000, or 10.2%, for the nine months ended March 31, 1996 as compared with the same period a year ago.

Loan interest and fee income increased $1,864,000, or 21.9%, for the nine months ended March 31, 1996 as compared with the prior year period as a result of the upward repricing of adjustable rate loans caused by higher interest rates and loan growth, primarily in higher yielding Prime based loans. Average loan balances increased $9.4 million, or 6.5%. The yield on the loan portfolio increased to 9.03%, an increase of 114 basis points as compared to the prior year.

Investment and fed funds income decreased $355,000, or 5.7%, for the nine months ended March 31, 1996 as compared with the prior year period as a result of a $15.7 million, or 10.8%, decrease in average investments offset by higher yields on floating rate securities.
Average investment yield increased to 6.03% for 1996 from 5.71% in 1995 as a result of the upward repricing of floating rate securities.

Interest expense
Interest expense for the nine months ended March 31, 1996 increased $885,000, or 12.7%, as compared to the same period in the prior year. Total average balances for deposits and borrowings decreased by $14.1 million, or 5.3%, for the period. The average cost of funds increased 66 basis points to 4.15% for 1996 from 3.49% for 1995.

Deposit interest expense increased $1,829,000, or 32.1%, as a result of higher deposit rates, a change in deposit mix resulting from transfers from money market and savings accounts into certificates of deposit accounts, and deposit growth of $11.0 million, or 4.7%. Bank deposit rates, particularly savings and money market rates, have lagged increases in Treasury yields over the past year. This lag has been a principal contributor to the increase in the Company's net interest margin. The rates on certificates however have increased to 5.58% in 1996 from 4.47% in 1995.

Interest expense on borrowings decreased by $944,000, or 73.1%, as a result of lower average balances, offset in part by higher borrowing rates. Average borrowings decreased $25.1 million, or 76.1%. The average cost of borrowings increased 67 basis points to 5.90% in 1996 from 5.23% in 1995, as a result of the higher interest rate environment in 1996.

Provision and Allowance for loan losses
The Company provided $300,000 for loan losses during the nine months ended March 31, 1996 and 1995. The following table details changes in the allowance for loan losses during the nine month periods ended March 31:

                                           1996           1995
   (dollars in thousands)
   Balance, beginning of period            $5,372         $5,246
   Provision for losses                       300            300
   Charge-offs                               (476)           (48)
   Recoveries                                   4             20
   Balance, end of period                  $5,200         $5,518
   Ratio of allowance for loan losses:
     to non-performing loans               106.93%         66.67%
     to total gross loans                    3.42           3.61

For a detailed discussion of the Bank's allowance for loan losses see "For the three month periods ended March 31, 1996 and 1995", above.

Non-interest income
The following table details the principal categories of non-interest income for the nine month periods ended March 31.

 (in thousands)                    1996      1995        Change
 Service charges on
  deposit accounts                 $613      $581     $ 32     5.5%
 Gains on loan sales, net             5         4        1    25.0
 Securities gains, net               27       226     (199)  (88.1)
 Loan servicing                      94        94       -      0.0
 Other                              198       188       10     5.3
  Total non-interest income        $937    $1,093    $(156)  (14.3)

Service charges on deposit accounts increased $32,000, or 5.5% reflecting the increased level of usage at the Bank's ATMs. During the nine months the Company realized a net security gains of $27,000 from the sales of debt securities, trading activities and settlement of $10,000 for a class action suit on equities that had been held several years ago.

Operating expenses
The following table details the principal categories of operating expenses for the nine month periods ended March 31.

 (in thousands)                   1996      1995        Change
 Salaries                         $2,479    $2,483   $  (4)   (0.2)%
 Employee benefits                   677       618      59     9.5
 Occupancy                           579       561      18     3.2
 Equipment                           511       424      87    20.5
 Insurance                            96       529    (433)  (81.9)
 Collections and REA                 406       884    (478)  (54.1)
 Professional services               316       241      75    31.1
 Postage and telecommunications      211       215      (4)   (1.9)
 Marketing                           112       137     (25)  (18.2)
 Other operating                     898       730     168    23.0
  Total operating expenses        $6,285    $6,822   $(537)   (7.9)

Salaries expense decreased for the nine month period ended March 31, 1996 as compared with the prior year period primarily as a result of bonus accruals in the prior period offset by annual salary increases of approximately 4%, and by reduced deferred salary expense due to lower mortgage loan origination activity. Employee benefits expense increased primarily as a result of the increase in employee medical expense and increased taxes. Insurance expense decreased $433,000, or 81.9%, as a result of lower FDIC deposit insurance premiums and a refund on previously paid FDIC premiums. Collection and real estate acquired expense decreased $478,000, or 54.1%, due primarily to reductions in non-performing loans over the past year coupled with a recovery received on a prior non-performing assets. Professional expense increased $75,000, or 31.1%, as a result of higher legal expenses. The increase in other operating expenses, including postage and phone, office, shareholders relationship and other, result from advertising and expenses associated with a loan promotion that was created during the year and additional expenses relating to the Company's ATM promotion, in addition to normal changes in operating activities.

Income taxes
Net income for the nine month period ended March 31, 1996 included an income tax provision of $1,117,000, representing a 41% effective rate, as compared with a provision of only $37,000 a year ago.

The Company's income tax expense of $1,117,000 for the nine months ended March 31, 1996 represents deferred federal and state taxes totaling $1,080,000 and minimum federal and state taxes net of federal and state tax benefits of $918,000 and $291,000, respectively, from the utilization of net operating loss carryforwards. The Company's income tax expense of $37,000 for the period ended March 31, 1995 represents minimum federal and state taxes net of federal and state tax benefits of $577,000 and $182,000, respectively, from the utilization of net operating loss carryforwards.

ASSET QUALITY AND PORTFOLIO RISK

Loans
During the nine month period ended March 31, 1996, net loans decreased $3.7 million, or 2.5%. The following table details the composition of the loan portfolio as of the periods presented.

 (in thousands)                           March 31,   June 30,
                                            1996        1995
 Real estate mortgages
  One-four family residential            $ 89,715    $ 98,766
  Five or more family residential           3,210       3,171
  Commercial                               29,406      29,068
  Land and land development                 9,559      12,067
 Commercial and industrial                  4,852       3,201
 Home equity lines of credit               13,066       7,785
 Installment and other                      2,406       2,187
  Total loans, gross                     $152,214    $156,245

The decrease, of $4.0 million, in gross loans resulted, in part, from the reclassification of $3.3 million of non-performing loans to real estate acquired, coupled with net loan repayments for the period.
Predominately all of the Company's loans are adjustable rate.

Non-performing assets
The following table details changes in non-performing assets during the three month periods ended March 31.

(in thousands)                             1996     1995
Balance, beginning of period               $8,093   $11,081
Loans placed on non-accrual status            732       318
Increase (decrease) in accruing loans past
 due 90 or more days, net                    (327)      565
Loans restructured                            284       -
Payments to improve REA                       165       263
Loan payments                                 (22)     (486)
Loans returned to accrual status              (83)       -
Loan charge-offs                              (35)       -
Gross proceeds from REA sales                (484)     (932)
Gains on REA sales, net                       120        36
Provision to REA valuation reserve            (40)     (111)
Balance, end of period                     $8,403   $10,734

During the quarter ended March 31, 1996 non-performing assets increased $310,000, or 3.8%, due principally to a net increase in non-accrual loans, restructured loans and capitalized expenditures on REA offset by REA sales, payments and loans returned to a performing status. Additions to non-accrual loans are generally loans which had previously been classified on the Company's internally monitored list and had been adequately reserved.

The following table details changes in non-performing assets during the nine month periods ended March 31.

(in thousands)                             1996       1995
Balance, beginning of year                 $8,885   $13,685
Loans placed on non-accrual status          1,668     1,583
Increase (decrease) in accruing loans past
 due 90 or more days, net                      59       186
Loans restructured                            284        -
Payments to improve REA                       711       961
Loan payments                                (461)     (629)
Loans returned to accrual status             (143)       -
Loan charge-offs                             (475)      (48)
Gross proceeds from REA sales              (2,215)   (4,891)
Gains on REA sales, net                       302       620
Provision to REA valuation reserve           (212)     (733)
Balance, end of period                     $8,403   $10,734
Percent of total assets                     2.88%     3.64%

During the nine months ended March 31, 1995 non-performing assets decreased $482,000, or 5.4%, due principally to sales of real estate of $2,215,000, loan payments and charge-offs, offset by a net increase in non-accrual loans, restructured loans, loans past due 90 days or more, and capitalized expenditures on REA.

The following table details the composition of non-performing assets as of March 31, 1996.

Non-Performing Assets     Accruing                               Total
(dollars in thousands)      loans                                non-
                    Non-  past due  Restruc-     Real   Valuat-  perform-
                   accrual  90 or     tured     estate    ion       ing
                    loans more days loans (a)  acquired reserve   assets
March 31, 1996
Real estate:
 Residential       $2,461    $ 93     $ -      $1,065   $  -      $3,438
 Commercial           525      -       284        201      -         759
 Land and land
 development        1,500      -        -       2,749      -       4,326
Valuation reserve     -        -        -         -      (475)      (475)
 Totals            $4,486    $ 93     $284     $4,015   $(475)    $8,403

(a) Includes accruing troubled debt restructurings.

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. Included in land and land development real estate owned is a 34 lot residential sub-division with a carrying value of $912,000 which the Company is developing under a joint venture with a residential construction firm. The Company expects to recover its carrying value and future site development costs through sales of lots over the next two years. The Company actively markets all real estate owned. The REA valuation reserve at March 31, 1996 totaled $475,000, or 11.8% of real estate acquired. There continues to be an oversupply of commercial and residential real estate in New England and any decline in the real estate market could adversely affect the market values of the Company's real estate acquired which could require additional provisions to the valuation reserve and reductions in the carrying values of properties.


FINANCIAL CONDITION

Total assets declined $17.1 million, or 5.5%, to $291.6 million in the nine month period from June 30, 1995 through March 31, 1996. The decrease resulted from a $16.7 million decrease in the securities portfolio, through principal repayments and security sales offset by security purchases. Loans, net of the allowance for losses, decreased $3.7 million, or 2.5%. Loan advances for the period were offset by loan repayments and the reclassification of $3.3 million of non-performing assets from loans to real estate acquired.

Loans
Loans, net of the allowance for loans losses, decreased $3.7 million, or 2.5%, during the nine month period ended March 31, 1996. The primary reason for this decrease was the transfer of $3.3 million from loans to real estate acquired. Loan repayments for the nine month period totaled $30.9 million, while originations and advances were $30.4 million.

Securities
The securities portfolio consists primarily of collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"), and to a lesser extent, agency obligations and Federal Home Loan Bank stock. There are no structured notes, inverse floaters, or interest-only or principal-only strips in the portfolio. At March 31, 1996 48.0% of the portfolio was invested in fixed rate securities, principally CMOs and MBSs. The fixed rate portfolio had a consensus weighted average duration and life of 2.7 years and 3.1 years, respectively. Fixed rate CMOs and MBSs are generally securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. At March 31, 1996 50.6% of the portfolio was invested in floating rate CMOs and MBSs which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate portfolio had a consensus weighted average duration and life of 0.01 years and 14.6 years, respectively. The floating rate securities are tied to several indices including the eleventh district cost of funds index ("EDCOFI"), one-month LIBOR and Treasury indices. The remaining 1.4% of the portfolio at March 31, 1996, was represented by Federal Home Loan Bank stock.

At March 31, 1996, securities totaling $76.9 million, or 69.6%, were classified as held-to-maturity and securities totaling $33.5 million, or 30.4%, were classified as available-for-sale.

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

All held-to-maturity securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at March 31, 1996 is an adjustment of $1,276,000, net of taxes, relating to securities transferred from available-for-sale to held-to-maturity, representing net unrealized holding losses at the time of transfer adjusted for subsequent principal amortization and net of taxes.

Substantially all of the Company's securities were purchased in 1993 and early 1994. Subsequent movements in interest rates and market conditions have resulted in a net decline in fair market value. At March 31, 1996 net unrealized losses on both securities available-for-sale and held-to-maturity totaled $3.8 million. No credit losses are expected and all gains and losses are expected to reverse as securities approach maturity. Fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings.


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

Operating activities for the nine month period ended March 31, 1996 provided net cash of $2.7 million. Investing activities provided net cash of $19.4 million principally from securities principal repayments, securities sales and sales of real estate acquired, offset in part by security purchases, net loan advances and capitalized improvements to real estate acquired. Funds provided by investing and operating activities, together with a increase in deposits of $4.9 million, were used to reduce short term borrowings by $20.5 million, purchase treasury stock of $2.4 million, pay dividends of $536,000 and increase cash and federal funds sold by $3.6 million.

At March 31, 1996, the Company's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $120.2 million, to net deposits and short term unsecured liabilities, was 63.9%, well in excess of the Company's minimum guideline of 15%. At March 31, 1996, the Company had outstanding commitments to fund new loan originations of $3.5 million, construction mortgage commitments of $56,000 and unused lines of credit of $11.3 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


INTEREST RATE SENSITIVITY

At March 31, 1996, the Company had a negative cumulative one year gap of $17.5 million, or 6.0% of assets, and, as a result, the net interest margin could be adversely affected by a sudden increase in interest rates. For the purposes of this analysis, money market, savings and NOW deposit accounts have been included in the within one year category, however, the elasticity of these accounts cannot be tied to any one time category.

For the nine month period ended March 31, 1996 the Company's net interest margin increased 37 basis points as compared with the prior year period. This improvement in net interest margin was driven by both changes in asset mix and the benefit, over the past year, from higher interest rates on the Company's assets whose rates have increased more than deposit liabilities. The Company's deposit rates, in particular NOW, savings and money market rates, have lagged increases in Treasury yields over the past year and this lag has contributed to the increase in the Company's net interest margin. A sudden increase in rates on NOW, money market and savings accounts would adversely impact the Company's net interest margin. Similarly, a decrease in yields and rates on earning assets and interest-bearing liabilities, without a corresponding decline in money market and savings rates, would result in a tightening of spread. However, the Company believes that this effect would be offset over time as the Company's adjustable rate loans and securities reprice and as principal repayments from securities, loans and non-performing assets are reinvested into higher yielding loans.

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


CAPITAL RESOURCES

Shareholders' equity decreased $262,000, to $32,459,000, while book value per share increased $0.48 to $7.77, during the nine month period ended March 31, 1996. The decrease, in equity, resulted from net treasury stock purchases of $2,356,000 and dividends paid of $536,000, offset by earnings of $1,637,000, or $0.36 per share, together with a $931,000 decrease in the adjustment to shareholders' equity for net unrealized holding losses on securities net of taxes and proceeds of $62,000 from the exercise of stock options.

In December 1995 the Company announced its intention to repurchase up to 10% of its outstanding common stock over the next 18 months in the open market and unsolicited negotiated transactions, including block purchases. As of March 31, 1996 the Company had repurchased 7.4% or 333,400 shares of its outstanding common stock for total consideration of $2,381,000.

The adjustment of $931,000 for net unrealized holding losses on securities results primarily from the mark-to-market adjustment for the $40.5 million of securities transferred from held-to-maturity to available-for-sale in December 1995. Shareholders' equity at March 31, 1996 included net unrealized holding losses, net of taxes, of $311,000 on securities available-for-sale, and an adjustment for unrealized holding losses, net of taxes, of $1.3 million on held-to-maturity securities which had previously been transferred from available-for-sale. Securities transferred from available-for-sale to held-to-maturity are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 1996 the Company's leverage capital ratio was 10.64% and its tier I and total risk-based capital ratios were 19.98% and 21.25%, respectively. At March 31, 1996 the Bank's leverage capital ratio was 10.35% and its tier I and total risk-based capital ratios were 19.44% and 20.71%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company as of March 31, 1996 was $7,518,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

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


                              NEWMIL BANCORP, INC.



May 13, 1996                  By    /s/ Francis J. Wiatr
                                    Francis J. Wiatr,
                                    President



May 13, 1996                  By    /s/ B. Ian McMahon
                                    B. Ian McMahon,
                                    Chief Financial Officer


Exhibit 11.1

                          NEWMIL BANCORP, INC.
               COMPUTATION OF NET INCOME PER COMMON SHARE
                (in thousands except per share amounts)

                                     Three months  Nine months
                                         ended        ended
                                       March 31,    March 31,

                                     1996    1995  1996   1995
Net income
Net income - primary and
  fully diluted                       $613   $574  $1,637 $1,712

Weighted Average Common and Common
Equivalent Stock
Weighted average common stock
  outstanding                        4,380  4,486   4,456  4,486
Assumed conversion as of the
  beginning of each period or upon
  issuance during a period of stock
  options outstanding at the end
  of each period                       305    229     312    226
Assumed purchase of treasury stock
  during each period with proceeds
  from conversion of stock options
  outstanding at the end of each
  period                              (197)  (177)   (207)  (174)
Weighted average common and common
  equivalent stock outstanding
  - primary                          4,488  4,538   4,561  4,538

Weighted average common stock
  outstanding                        4,380  4,486   4,456  4,486
Assumed conversion as of the
  beginning of each period or upon
  issuance during a period of stock
  options outstanding at the end
  of each period                       324    255     331    252
Assumed purchase of treasury stock
  during each period with proceeds
  from conversion of stock options
  outstanding at the end of each
  period                              (222)  (213)   (223)  (210)
Weighted average common and common
  equivalent stock outstanding
  - fully diluted                    4,482  4,528   4,564  4,528

Earnings Per Common and Common
Equivalent Share
Primary                              $0.14  $0.13  $0.36   $0.38
Fully diluted                        $0.14  $0.13  $0.36   $0.38

