Form 10-K
period 1996-06-30
NEWMIL BANCORP INC
filed 1996-09-30
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended June 30, 1996
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number 0-16455
                            NEWMIL BANCORP, INC.
           (Exact name of registrant as specified in its charter)
          Delaware                      06-1186389
     (State or other jurisdiction       (I.R.S. Employer
     of incorporation or organization)  Identification No.)
          19 Main Street, New Milford, CT         06776
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock, as of September 5, 1996, is $28,869,716. The number of shares of Common Stock outstanding as of September 5, 1996, is 4,051,890.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement dated September 23, 1996 for the 1996 Annual Meeting of Shareholders are incorporated by reference into
Part III (Items 10, 11, 12 and 13).

                              TABLE OF CONTENTS
                                                                         Page
                                   PART I

Item 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . 15

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS . . . . . . 15

                                   PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . .  . . . . . . . . . . . . . . . . . . . . 16

Item 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . 17

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . 19

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . 39

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . 69

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . .  . . . . 70

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . 70

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . 70

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . 70

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . 71


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

Market Area

The Bank conducts its business through 13 offices located throughout its service area, principally Litchfield County and northern Fairfield County. The Bank's service area, which has a population of approximately 70,000, enjoys a balance of manufacturing, trade, and service employment and is home to a number of Fortune 500 companies. Although the Bank's primary market area is Litchfield and northern Fairfield counties, the Bank does have depositors and borrowers that live outside of these areas.

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

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

For a table and discussion of the average balances, interest rates and interest differential of the Company for the years 1996, 1995 and 1994, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 21 through 23. For a table and discussion of an analysis of the effect on net interest income of volume and rate changes on the Company for 1996 over 1995 and 1995 over 1994, see "Management's Discussion and Analysis of Financial condition and Results of Operations - Results of Operations" on pages 21 through 23. In this analysis, the change due to volume was calculated as the change in average balance multiplied by the prior year's weighted average rate, the change in rate was calculated as the change in average rate multiplied by the prior year's average balance, and the change in rate/volume was calculated as the change in average rate multiplied by the change in average balance. Principal amounts of non-accruing loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on non-accruing loans is included in income only to the extent that cash payments have been received.

Securities

The composition, maturity distribution and weighted average yields of securities available-for-sale at June 30 were as follows:

(dollars in thousands)                 Carrying   Market
                                       Value      Value  Yield
June 30, 1996(a)
U.S. Treasury and Government
  U.S Treasury Obligation
    After 1 but within 5 years          $16,201   $16,201  6.21%
  Agency Obligations
    After 1 but within 5 years            1,739     1,739  6.58
    After 5 but within 10 years             938       938  6.15
Mortgage backed securities                7,771     7,771  7.01
Collateralized mortgage obligations      21,975    21,975  5.36
Federal Home Loan Bank Stock              1,547     1,547  6.00
  Total Securities Available-for-sale   $50,171   $50,171  5.96

June 30, 1995
U.S. Treasury and Government
  Agency Obligations
    After 1 but within 5 years           $1,018    $1,018  8.01%
Mortgage backed securities                4,149     4,149  8.88
Collateralized mortgage obligations         388       388  7.70
Federal Home Loan Bank Stock              1,547     1,547  6.21
  Total Securities Available-for-sale    $7,102    $7,102  8.11

June 30, 1994
U.S. Treasury and Government
  Agency Obligations
    After 5 but within 10 years        $    916  $    916  6.17%
Mortgage backed securities               35,101    35,101  4.77
Collateralized mortgage obligations      81,234    81,234  5.73
Other bonds and notes
  After 1 but within 5 years                650       650  7.00
Marketable equity securities              1,240     1,240  5.57
  Total Securities Available-for-sale  $119,141  $119,141  5.38

The composition, maturity distribution and weighted average yields of securities held-to-maturity at June 30 were as follows:

(dollars in thousands)                  Carrying   Market
                                         Value     Value  Yield
June 30, 1996(a)
Mortgage backed securities              $10,981   $10,758  6.32%
Collateralized mortgage obligations      64,431    62,606  6.24
  Total Securities Held-to-maturity    $ 75,412  $ 73,364  6.25

June 30, 1995(b)
U.S. Treasury and Government
  Agency Obligations
    After 5 but within 10 years        $    915  $    983  6.13%
Mortgage backed securities               20,245    20,158  6.37
Collateralized mortgage obligations      98,932    98,807  6.53
  Total Securities Held-to-maturity    $120,092  $119,948  5.38

June 30, 1994
Mortgage backed securities              $ 9,985   $ 9,509  6.36
Collateralized mortgage obligations      24,620    23,186  5.96
  Total Securities Held-to-maturity     $34,605   $32,695  6.07

(a) During 1996 the Company transferred securities with a fair value of $39,507,000 from held-to-maturity to available-for-sale. This transfer was in conformity with the Special Report issued by the Financial Accounting Standards Board, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities".

(b) During 1995 the Company transferred securities with a fair value of $92,231,000 from available-for-sale to held-to-maturity pursuant to a change in investment strategy.

For information concerning securities portfolio activities see
"Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Results of Operations" on pages 21 and 24, "Financial Condition" on pages 33 and 34 and "Note 2 -
Securities" on pages 51  through 53.

Lending Activities

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

One-to-Four Family Residential Mortgage Loans: The Bank offers a variety of adjustable rate loans, including a one-year adjustable rate loan and several adjustable rate loans that have fixed rates for an initial period ranging from 3 to 10 years and adjust thereafter. The Bank offers amortization periods of up to 30 years. The Bank's adjustable rate loans generally have a limit on the maximum rate change per interest rate adjustment of 2% to 3%, and have limits on the total interest rate adjustments during the life of a loan ranging from 4.0% to 6.0%, depending on the initial rate and type of loan. The Bank's adjustable rate loans include loans whose interest rate adjustments are based on U.S. Treasury constant maturity indices and other indices.

The Bank's initial rates on adjustable rate mortgage loans are offered at levels which are intended to be competitive within the Bank's service area and which are frequently at a discount from fully indiced contractual rates. The Bank charges origination fees ranging from no fee to several percent, depending on the initial rate and type of loan.

Adjustable rate mortgage loans allow the Bank to maintain a degree of rate sensitivity, though the extent of this sensitivity is limited by the repricing intervals and caps contained in each loan type.

The Bank also offers a variety of fixed rate mortgage loans, most of which are sold by the Bank either at the time of registration or after closing. The Bank maintains an active secondary market distribution capability, which allows the Bank to sell mortgages either on a service-released or service-retained basis, enhancing fee income. The Bank's residential mortgage loans are underwritten based on the borrower's income in accordance with secondary market or investor standards. In evaluating a potential residential mortgage borrower, the Bank considers a number of factors, including the creditworthiness of the borrower, the capacity of the borrower to repay the loan, an appraisal of the property to be mortgaged and a review of the loan to value ratio.

Collateral and Installment Loans: The Bank makes collateral and installment loans, including home equity lines of credit, home equity loans, automobile and other personal loans. While the Bank offers fixed rates on its consumer loans and home equity loans, its home equity lines of credit are generally offered at or a spread over the prime rate.
Home equity loans and lines of credit have risks similar to those associated with residential mortgages discussed above.

Commercial Mortgage and Multi-Family Mortgage Loans: The Bank also makes loans secured by mortgages on commercial and multi-family residential properties. Commercial and multi-family loans are originated on an adjustable rate basis, generally with a daily repricing frequency and with the interest adjustment tied to the Prime rate.
Loans may also be structured with fixed rate terms ranging from 1 to 5 years.

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

Construction Loans: The Bank also makes construction loans to individuals and professional builders for the purpose of constructing 1-to-4 family residential properties, either as a primary residence or for investment or resale.

Commercial and Industrial Loans: The Bank offers unsecured commercial business loans, generally adjustable-rate loans with the adjustment of interest based on the Prime Rate plus a spread. The Bank believes it has been conservative in its underwriting standards for this market with the goal of obtaining quality loans for the portfolio. The Bank also offers SBA and other Government guaranteed loans. The Bank's loan products are targeted for, and tailored to the needs of, the local business and professional community in the Bank's market area.

For further information on the composition and quality of the loan portfolio see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Asset Quality and Portfolio Risk" and "Financial Condition" on pages 31 through 33.

The following table sets forth information on the composition of the Bank's loan portfolio by loan type as of June 30 for the past five years (in thousands):

                     1996      1995      1994      1993      1992
Real Estate Mortgages:
 Residential
   1-4 family        $ 89,159  $ 98,766  $ 95,176  $ 89,077  $ 75,844
   5-more family        3,262     3,171     3,199     7,934     7,906
 Commercial            30,408    29,068    23,801    25,519    17,695
 Land                   9,472    12,067    15,403    17,452    25,685
 Home equity credit    14,474     7,785     7,367     6,672     6,456
   Total mortgage
    loans             146,775   150,857   144,946   146,654   133,586
Commercial and
 industrial             6,130     3,201       708       -         -
Installment               502       284       256       692       486
Collateral and other    2,156     1,903     1,497     1,782     1,897
 Total loans, gross   155,563   156,245   147,407   149,128   135,969
Deferred loan
 origination (fees)
 costs, net              (139)     (431)     (386)     (100)       64
Allowance for loan
 losses                (4,866)   (5,372)   (5,246)   (5,331)   (5,753)
   Total loans, net  $150,558  $150,442  $141,775  $143,697  $130,280

The following tables reflect the loan portfolio maturity distribution as of June 30, 1996 (in thousands); non-accrual loans have been presented in the after 5 years category:

                                        Within     After
                              Within     1-5        5
                              1 year    years     years     Total
Real Estate Mortgages:
  Residential
    1-4 family               $ 3,154  $11,373   $74,632  $ 89,159
    5-more family                 33      162     3,067     3,262
  Commercial                   4,157    6,459    19,792    30,408
  Land                           420    1,589     7,463     9,472
Home equity credit lines         818    5,009     8,647    14,474
Commercial and industrial        274       10     5,846     6,130
Installment                      143       85       274       502
Collateral and other           2,156      -         -       2,156
  Total loans, gross         $11,155  $24,687  $119,721  $155,563

The following table shows as of June 30, 1996 the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates (in thousands):

                                    Fixed    Adjustable
                                 interest      interest
                                    rates         rates
Real Estate Mortgages:
 1-4 family residential           $12,492      $ 73,513
 5-more family residential            -           3,229
 Commercial                         1,445        24,806
 Land                                 -           9,052
Home equity credit lines              -          13,656
Commercial and industrial             -           5,856
Installment                           359           -
Collateral and other                  -             -
  Total loans, gross              $14,296      $130,112


The following table sets forth non-performing loans as of June 30, for the last five years (in thousands):

                           1996    1995   1994   1993     1992
Non-accruing loans         $3,809  $7,175 $8,325 $11,336  $12,030
Accruing loans past due
 90 days or more              166      34    379     329       78
Accruing restructured
 loans                        281     -      -       -        388
   Total non-performing
   loans                   $4,256  $7,209 $8,704 $11,665  $12,496

For information on the reduction in interest income associated with non-accrual loans as of June 30, 1996 see "Note 4 - Non-Performing Assets" on pages 54 and 55. For discussion of the Bank's policy for placing loans on non-accrual status refer to "Note 1 - Summary of Significant Accounting Policies - Loans" on page 48. For information concerning loan portfolio composition and concentrations see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Financial Condition" on page 33.


Summary of Loan Loss Experience

The following table sets forth changes in the allowance for loan losses and other selected statistics for the five fiscal years ended June 30 (dollars in thousands):


                           1996    1995   1994     1993    1992
Balance at beginning of
 period                    $5,372  $5,246 $5,331   $5,753  $4,006
Provision for loan losses     400     400    208      450  11,036
Charge-offs:
 Real estate mortgages        884     294    294      835   9,287
 Commercial and industrial     30     -      -        -       -
 Consumer loans                 5       1     14       44       7
   Total charge-offs          919     295    308      879   9,294
Recoveries:
 Real estate mortgages         10      20      4        1     -
 Commercial and industrial    -       -      -        -       -
 Consumer loans                 3       1     11        6       5
   Total recoveries            13      21     15        7       5
Net charge-offs               906     274    293      872   9,289
Balance at end of period   $4,866  $5,372 $5,246  $ 5,331  $5,753
Ratio of net-charge-offs
 to average loans
 outstanding                 0.59%   0.19%  0.21%    0.64%   6.30%

For a discussion of the factors considered by management in determining the provision for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations - Provision and Allowance for Loan Losses" on pages 25 and 26.

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

                                  1996                1995
                          Allowance Loans(a)  Allowance  Loans(a)
Real Estate Mortgages
 1-4 family residential      $1,258   57.31%     $1,466    64.26%
 5-more family residential      290    2.10         725     2.06
 Commercial                   1,942   19.55       1,865    18.91
 Land                           512    6.09         781     6.20
 Home equity credit lines       147    9.30          83     5.06
   Total mortgage loans       4,149   94.35       4,920    96.49
Commercial and industrial       139    3.94          71     2.08
Installment                      12    0.32           6     0.18
Other                             0    1.39           0     1.25
Unallocated                     566    -            375     -
 Total allowance             $4,866  100.00      $5,372   100.00

                                  1994
                          Allowance Loans(a)
Real Estate Mortgages
 1-4 family residential      $1,684   66.23%
 5-more family residential      756    2.23
 Commercial                   1,439   16.43
 Land                         1,220    8.25
 Home equity credit lines        97    5.15
   Total mortgage loans       5,196   98.29
Commercial and industrial         6    0.49
Installment                       5    0.18
Other                             0    1.04
Unallocated                      39    -
 Total allowance             $5,246  100.00

(a) Percent of loans in each category to total loans.

Deposits

For a table on the average balances and rates on deposits, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 21 through 23. Certificate of deposits with balances of $100,000 and greater amounted to $8,458,000 and $8,239,000 at June 30, 1996 and 1995, respectively.
The following table shows the scheduled maturities of certificates of deposit with balances in excess of $100,000 as of June 30, 1996 (in thousands):

                             Less  Within Within    Over
                           than 3   3 - 6 6 - 12     one
                           months  months months    year    Total
Certificates of deposit
 over $100,000             $2,824  $2,500 $2,420  $3,538   $8,458

The Bank generally attracts deposits from its market area and uses those deposits to fund lending and investment activities. The Bank's deposit base has no brokered deposits. Management does not feel that there will be a need to utilize brokered deposits for the foreseeable future.

Return on Equity and Assets

For selected statistical information required by this item see "Selected Financial Data" on pages 18 and 19.

Short-term Borrowings

For the information required by this item see "Note 6 - Short Term Borrowed Funds" on page 56.

Competition

The Bank faces strong competition in attracting and retaining deposits and in making mortgage and other loans. Its most direct competition for deposits has historically come from other savings banks, commercial banks and savings and loan associations located in its market area. Although the Bank expects this continuing competition to have an effect upon the cost of funds, it does not anticipate any substantial adverse effect on maintaining the current deposit base. The Bank is competitive within its market area in the various deposit products it offers to depositors. Due to this fact, management feels they have the ability to maintain the deposit base. The Bank does not rely upon any individual, group or entity for a significant portion of its deposits.

The Bank's competition for real estate loans comes primarily from mortgage banking companies, savings banks, savings and loan associations, commercial banks, insurance companies, and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it offers borrowers, real estate brokers and builders. Factors which affect competition include, among others, the general availability of funds and credit, general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

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

Economic Conditions and Government Policies

The profitability of the Company is affected by general economic conditions and governmental policies. Similar to all of New England, Connecticut experienced a severe recession in 1989 and the early 1990's. Although some economic stabilization has occurred, Connecticut as a whole continues to be negatively affected by corporate downsizing, defense reductions, and corporate consolidations. Real estate values, particularly commercial real estate values, declined substantially and have not recovered completely. During the past four fiscal years the Company has worked to reduce non-performing assets, resulting from these conditions, and has improved the credit quality of its loan portfolio. However, should the general economic recovery stall, or reverse, the Company's operations could be negatively impacted by adverse economic conditions.

The Bank is regulated by the FDIC and the Connecticut Banking Department. New Federal and State legislation and regulations are adopted from time to time which have and may continue to have profound affects on the Bank's operations. Federal legislation and regulations in recent years has focused on capitalization, safety and soundness and deposit insurance, and in providing federal regulators with additional enforcement powers to address perceived problems with banking institutions and individuals closely associated with them. Banks which are weakly capitalized or which have safety and soundness problems are likely to pay deposit insurance rates which are higher (in some cases substantial) than healthier banks. The recent legislation and regulations are not anticipated to have a significant impact on the Bank.

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

Supervision and Regulation

Federal Bank Holding Company Regulation: The Company is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the types of companies which the Company may acquire or organize and the activities in which it or they may engage. In general, the Company and its subsidiary are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, the Company must obtain the prior approval of the Board of Governors of the Federal Reserve System to acquire control of any bank; to acquire, with certain exceptions, more that 5 percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company.

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

As a registered bank holding company, the Company is subject to regulation by FRB. Bank holding companies registered with the FRB are, among other things, restricted from making direct investments in real estate. Both the Company and the Bank are subject to extensive supervision and regulation, which focused on, among other things, the protection of depositors' funds.

Connecticut Savings Bank Regulation: The Bank is a state chartered savings bank organized under the Banking Law of the State of Connecticut. Deposits are insured by the FDIC and FDIC insurance premiums are assessed on the Bank's deposit base on a semi-annual basis at variable rates dependent upon the Bank's capital rating and other safety and soundness considerations. The Bank is subject to regulation, examination and supervision by the Banking Department and the FDIC.
Both the Banking Department and the FDIC issue regulations and require the filing of reports describing the activities and financial condition of the banks under their jurisdiction. Each agency conducts periodic examinations to test safety, soundness and compliance with various regulatory requirements and generally supervises the operations of such banks.

The Company is also required by the Board of Governors of the Federal Reserve System to maintain cash reserves against its deposits. After exhausting all other sources of funds, the Company may request to borrow from the Federal Reserve.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the FRB and the FDIC. For information on these capital requirements and the Company and the Bank's capital ratios see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" on pages 37 and 38. Such information is incorporated herein by reference and made a part hereof.

Employees

The Bank, which had 112 full-time and 14 part-time employees at June 30, 1996, conducts its banking operations through 13 offices, all in
Litchfield County and northern Fairfield County.   Management considers
the Bank's relationship with its employees to be good. The Bank's employees are not represented by any collective bargaining groups.

Subsidiaries

The Bank is the only subsidiary of the Company and accounts for 100% of the Company's income for the current fiscal year. At June 30, 1996, the Bank had two wholly-owned subsidiaries, Asset Recovery Management
Company and New Mil Asset Company, both formed to hold and develop certain foreclosed real estate.


Item 2.   PROPERTIES

In addition to its main office, located at 19 Main Street, New Milford, Connecticut, the Bank conducts its business through 12 branches located throughout Litchfield and in Northern Fairfield counties. The Bank owns its main office and seven of its branches.

The following table sets forth certain information regarding New Milford Savings Bank's branch offices, as of June 30, 1996.

                                                            Lease
                                                     Owned  expir-
                                             Date    or     ation
Branch office    Location                    opened  leased date
                                                     (a)
Kent             50 North Main St., Kent, CT  1960   Owned  ---
New Fairfield    Routes 37 & 39,
                   New Fairfield, CT          1969   Leased 1999
Brookfield       Route 7, Brookfield, CT      1964   Leased 2000
Sherman          Routes 37 & 39, Sherman, CT  1976   Leased 1997
Bridgewater (b)  Routes 57 & 133,
                   Bridgewater, CT            1981   Owned  ---
New Milford (c)  19 Main Street,
                   New Milford, CT            1902   Owned  ---
Boardman Terrace 53 Main Street,
                   New Milford, CT            1977   Owned  ---
New Preston (d)  Routes 202 & 45,
                   New Preston, CT            1979   Owned  ---
Morris           Route 109 & 63, Morris, CT   1981   Owned  ---
Sharon           Route 41, Sharon, CT         1971   Leased 1997
Canaan           Main St. & Granite Avenue,
                   Canaan, CT                 1982   Owned  ---
Lanesville       291 Danbury Road,
                   New Milford, CT            1989   Owned  ---
Winsted          Edwards Supermarket
                   Route 44, Winsted, CT      1996   Leased 1999

(a) The information concerning the Bank's lease payments see Note 12 on page 64.
(b) The Bank owns an additional building on this site which is leased at an annual rent of $10,176.
(c)  Main Office.
(d) The Bank owns an additional building on this site which is leased at an annual rent of $14,800.


Item 3.   LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company or the Bank or any of their properties, other than ordinary routine litigation incidental to the Company's business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996, no matter was submitted to a vote of the shareholders of the Company.

                                PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

For the information required by this item see "Note 15 - Quarterly Financial Data (unaudited)" on pages 69 and 70. For a discussion of the Company's dividend policy and restrictions on dividends see "Management Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Dividend Restrictions" on pages 37 and 38.


Item 6.   SELECTED FINANCIAL DATA

The following table sets forth the consolidated financial and other data of the Company at the dates and for the periods indicated. This data has been derived from the audited consolidated financial statements of the Company.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except ratios and per share amounts)

                                At or for the years ended June 30,
                         1996      1995     1994      1993    1992
Statement of Income
Interest and
 dividend income         $21,837   $20,283  $17,450  $16,978  $22,946
Interest expense          10,438     9,602    8,473    8,466   15,675
Net interest income       11,399    10,681    8,977    8,512    7,271
Provision for loan
 losses                      400       400      208      450   11,036
Non-interest income
 Securities gains, net        27       226      404    2,453    2,569
 Losses on interest
  rate swaps, net            -         -        -       (804)  (1,462)
 Income from call
  option sales               -         -        -        -        612
 Gains on loans, net          10        28       99      101      -
 Service fees and other    1,218     1,167    1,033      760      573
Non-interest expense       8,465     9,352    8,694    9,222    9,038
Income (loss) before
 income taxes              3,789     2,350    1,611    1,350  (10,511)
Income tax expense
 (benefit)                 1,547    (3,874)    (720)      23   (1,108)
Net income (loss)          2,242     6,224    2,331    1,327   (9,403)

Financial Condition
Total assets            $309,363  $308,671 $315,159 $287,986 $266,358
Loans, net               150,558   150,442  141,775  143,697  130,280
Allowance for loan
 losses                    4,866     5,372    5,246    5,331    5,753
Securities               125,583   127,194  153,746  120,709  105,556
Deposits                 259,267   252,420  236,182  228,090  238,471
Borrowings                14,776    20,499   51,850   28,000      -
Shareholders' equity      31,892    32,721   25,094   29,005   25,593
Non-performing assets      6,480     8,885   13,685   14,771   15,538

Per Share Data
Earnings (loss)            $0.50    $1.37    $0.52    $0.30    $(2.10)
Cash dividends              0.17     0.06     -        -         -
Book value                  7.84     7.29     5.59     6.47      5.71

Statistical Data
Net interest margin         4.01%    3.70%    3.10%    3.52%     2.58%
Efficiency ratio           66.90    77.28    82.70    83.67     94.51
Effective tax rate         40.83  (164.85)  (44.69)    1.70     10.54

Return on average assets    0.75     2.08     0.76     0.51     (3.17)
Return on average
 shareholders' equity       6.71    23.75     8.16     4.95    (29.44)

                                At or for the years ended June 30,
                            1996     1995     1994     1993      1992

Statistical Data -
continued
Dividend payout ratio      34.00     4.38     -        -         -
Allowance for loan
 losses to total loans      3.13     3.45     3.57     3.58      4.23
Non-performing assets
 to total assets            2.09     2.88     4.34     5.13      5.83
Tier 1 leverage capital    10.39    10.58     8.94    10.19      9.25
Total risk-based capital   20.98    21.36    21.90    22.39     20.33
Average shareholders'
 equity to average
 assets                    11.22     8.74     9.30    10.28     10.77

Weighted average equivalent
 shares outstanding,
 primary                   4,505     4,544    4,511    4,488    4,484
Shares outstanding
 at June 30 (excluding
 Treasury stock)            4,070     4,491    4,486    4,484    4,484

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

NewMil Bancorp, Inc. (the "Company"), a Delaware corporation, is a bank holding company for New Milford Savings Bank (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The principal business of the Company consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities, and conducts its business from thirteen offices in Litchfield and northern Fairfield Counties.
The Company and the Bank were formed in 1987 and 1858, respectively.


OVERVIEW

The Company earned net income of $2,242,000, or $0.50 per share, for the year ended June 30, 1996, compared with net income of $6,224,000, or $1.37 per share, for fiscal year 1995. Net income before income taxes grew 61% in 1996 to $3,789,000, up from $2,350,000 in 1995. The growth in pre-tax earnings reflects significantly improved core earnings driven by an increased net interest margin (4.01% for 1996 versus 3.70% for 1995) and decreased operating expenses, principally collection expenses and FDIC insurance premiums. The Company returned to a fully-taxable reporting basis on July 1, 1995 following the recognition of substantially all of its deferred tax asset at June 30, 1995. Net income for 1996 included an income tax provision of $1,547,00, or 41%, as compared to a tax benefit of 3,874,000 for the prior year.

The Company has achieved a steady improvement in core earnings over the past three years. The core earnings improvement can be attributed to a continuing strategy which includes refining both the mix and the quality of the Company's assets, controlling operating expenses, and reducing non-performing assets. With a loan to deposit ratio of only 58% at June 30, 1996, the Company has ample opportunity to continue to refine its product mix.

During 1996 deposits grew 2.7% to $259.3 million, and non-performing assets declined 27.1% to $6.5 million, or 2.09% of assets, while net loans remained flat, at $150.6 million at June 30, 1996. Book value per share increased 7.5% to $7.84 at June 30, 1996, after cash dividends of $.17, representing a 34% payout ratio. In addition, during 1996 the Company repurchased 10% of its outstanding shares of common stock. In July 1996 the Company announced its intentions to repurchase up to another 10% of its outstanding shares of common stock over the next twelve month period. At June 30, 1996 the Company's tier 1 leverage and total risk-based capital ratios were 10.39% and 20.98%, respectively, and the Company was "well capitalized" as defined by the Federal Reserve Board.

The following discussion and analysis of the Company's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison Between 1996 and 1995

Analysis of Net Interest and Dividend Income

Net interest income grew $718,000, or 6.7%, to $11,399,000 in 1996 from $10,681,000 in 1995. This increase resulted from a 31 basis point increase in net interest margin, to 4.01% from 3.70%, while total average earning assets decreased $4,802,000, or 1.7%. The improvement in net interest margin was driven by changes in asset mix , the reduction in non-performing assets, and the benefit from higher interest rates on the Company's earning assets which repriced upwards more than deposit liabilities. The change in asset mix was achieved through both loan growth and refinements in loan mix, offset by a reduction in securities. The following table sets forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for each of the past three years.

Year ended June 30, 1996              Average     Income/     Average
(dollars in thousands)                balance     expense   yield/rate
Loans (a)                            $153,024    $13,919        9.10%
Mortgage backed securities             21,752      1,332        6.12
Other securities (b)                  109,165      6,586        6.03
 Total earning assets                 283,941     21,837        7.69
Other assets                           13,756
 Total assets                        $297,697

NOW accounts                          $23,032        343        1.49
Money market accounts                  61,011      1,852        3.04
Savings & other                        39,676      1,041        2.62
Certificates of deposit               122,118      6,744        5.52
 Total interest-bearing deposits      245,837      9,980        4.06
Borrowings                              7,973        458        5.74
 Total interest-bearing funds         253,810     10,438        4.11
Demand deposits                         8,964
Other liabilities                       1,515
Shareholders' equity                   33,408
 Total liabilities and
 shareholders' equity                $297,697

Net interest income                              $11,399
Spread on interest-bearing funds                                3.58
Net interest margin (c)                                         4.01

Year ended June 30, 1995              Average     Income/     Average
(dollars in thousands)                balance     expense   yield/rate
Loans (a)                            $145,726    $11,967        8.21%
Mortgage backed securities             32,229      1,739        5.40
Other securities (b)                  110,788      6,577        5.94
 Total earning assets                 288,743     20,283        7.03
Other assets                           11,154
 Total assets                        $299,897

NOW accounts                          $22,258        327        1.47
Money market accounts                  73,562      2,035        2.77
Savings & other                        44,456      1,166        2.62
Certificates of deposit                95,891      4,526        4.72
 Total interest-bearing deposits      236,167      8,054        3.41
Borrowings                             28,881      1,548        5.36
 Total interest-bearing funds         265,048      9,602        3.62
Demand deposits                         7,262
Other liabilities                       1,385
Shareholders' equity                   26,202
 Total liabilities and
 shareholders' equity                $299,897

Net interest income                              $10,681
Spread on interest-bearing funds                                3.41
Net interest margin (c)                                         3.70

Year ended June 30, 1994              Average     Income/     Average
(dollars in thousands)                balance     expense   yield/rate
Loans (a)                            $142,866    $10,623        7.44%
Mortgage backed securities             58,500      2,201        3.76
Other securities (b)                   87,865      4,626        5.27
 Total earning assets                 289,231     17,450        6.03
Other assets                           17,822
 Total assets                        $307,053

NOW accounts                          $21,240        332        1.56
Money market accounts                  87,136      2,344        2.69
Savings & other                        42,979      1,170        2.72
Certificates of deposit                75,548      3,010        3.98
 Total interest-bearing deposits      226,903      6,856        3.02
Borrowings                             44,033      1,617        3.68
 Total interest-bearing funds         270,936      8,473        3.13
Demand deposits                         5,881
Other liabilities                       1,681
Shareholders' equity                   28,555
 Total liabilities and
 shareholders' equity                $307,053

Net interest income                              $ 8,977
Spread on interest-bearing funds                                2.90
Net interest margin (c)                                         3.10

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

Years ended June 30,                        1996 versus 1995
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                             $  599  $ 1,288    $ 65   $1,952
  Mortgage backed securities          (565)     235     (77)    (407)
  Other securities                     (96)     107      (2)       9
   Total                               (62)   1,630     (14)   1,554
Interest-bearing liabilities:
  Deposits                             777      972     177    1,926
  Borrowings                        (1,121)     110     (79)  (1,090)
   Total                              (344)   1,082      98      836
Net change to interest income       $  282  $   548   $(112)  $  718


Years ended June 30,                        1995 versus 1994
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                             $  213   $1,109   $  22   $1,344
  Mortgage backed securities          (989)     956    (429)    (462)
  Other securities                   1,207      590     154    1,951
   Total                               431    2,655    (253)   2,833
Interest-bearing liabilities:
  Deposits                             280      885      33    1,198
  Borrowings                          (558)     741    (252)     (69)
   Total                              (278)   1,626    (219)   1,129
Net change to interest income       $  709   $1,029   $ (34)  $1,704

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

Interest Income

Total interest and dividend income increased $1,554,000, or 7.7%, to $21.8 million in 1996 from $20.3 million in 1995. Loan income increased $1,952,000, or 16.3%, as a result of changes in loan mix, higher volume and higher yields. The increase in the average loan yield resulted primarily from upward portfolio repricing due to higher interest rates, which affected new loan rates, the repricing of floating rate loans, and, to a lesser extent, a change in loan mix as the Company increased its originations of Prime based commercial loans. Average loans grew $7.3 million, or 5.0%, to $153.0 million in 1996 as compared with 1995. Interest and dividends from securities and federal funds decreased $398,000, or 4.8%, in 1996 as a result of a lower volume despite a higher yield. Average securities declined $12.1 million, or 8.5%, to $130.9 million in 1996 as a result of sales and principal payments. Average yield increased primarily as a result of the upward repricing of floating rate securities. Portfolio reinvestments were minimal during 1996 as the Company downsized the securities portfolio to fund loan growth and repay borrowings.

Interest Expense

Interest expense increased $836,000, or 8.7%, to $10.4 million in 1996 primarily as a result of higher costs on deposits and borrowings, offset in part by lower borrowings. Deposit expense increased $1,926,000, or 23.9%, as a result of a 65 basis point increase in the average cost of interest-bearing deposits (to 4.06% from 3.41%) and an increase of $9.7 million, or 4.1%, in average interest-bearing deposits. The increase in deposit costs resulted from higher interest rates and a change in deposit mix resulting from transfers from money market and savings accounts into certificates of deposit. The change in deposit mix was caused by an increased yield differential between money market accounts and certificates of deposit. Deposit growth was concentrated in certificates of deposit, NOW and demand deposit accounts. Interest expense on borrowings decreased $1,090,000 as a result of a decrease in average borrowings, down $20.9 million, or 72.4%, offset by higher borrowing rates. The Company's borrowings are short term and rates generally follow the one-month LIBOR index.

Provision and Allowance for Loan Losses

The Company provided $400,000 for loan losses in 1996, unchanged from 1995. The stable provision reflects the Company's resolve to provide
for modest loan growth and improve loan quality.   Changes in the
allowance for loan losses are as follows:

  Years ended June 30,                    1996      1995      1994
  (dollars in thousands)
  Balance, beginning of year              $5,372    $5,246    $5,331
  Provision for losses                       400       400       208
  Charge-offs                               (919)     (295)     (308)
  Recoveries                                  13        21        15
  Balance, end of year                    $4,866    $5,372    $5,246
  Ratio of allowance for loan losses:
   to non-performing loans                114.3%     74.5%     60.3%
   to total gross loans                     3.1       3.4       3.6
  Loan loss provision to average loans      0.3       0.3       0.1
  Net charge-offs to average loans          0.6       0.2       0.2

The Company's allowance for loan losses is strong as compared against both total loans and non-performing loans. During the past year non-performing loans decreased $3.0 million, or 41.0%. As a result of this decrease the reserve coverage to non-performing loans increased to 114.3%. Past due performing loans (accruing loans 30-89 days past due) have remained relatively stable throughout fiscal year 1996, and averaged 1.9% of gross loans for the year. Loan charge-offs in 1996 included several losses that had been reserved for in prior years. For a discussion of non-performing loans see "Asset Quality and Portfolio Risk".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at June 30, 1996, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the Federal Deposit Insurance Corporation in April 1996 and no additions to the allowance were requested as a result of this examination.

Non-Interest Income

Non-interest income decreased $166,000, or 11.7%, to $1,255,000 in 1996 from $1,421,000 in 1995. The principal categories of non-interest income are as follows:

 Years ended June 30,              1996      1995        Change
 (in thousands)
 Service charges on
  deposit accounts               $  830    $  779     $ 51     6.5%
 Securities gains, net               27       226     (199)  (88.1)
 Gains on loans, net                 10        28      (18)  (64.3)
 Loan servicing                     123       126       (3)   (2.4)
 Other                              265       262        3     1.1
  Total non-interest income      $1,255    $1,421    $(166)  (11.7)%

The increase in service charges on deposit accounts in 1996 resulted from increased ATM fee income in 1996 due to higher transaction volume. The net securities gains in 1996 and 1995 were realized on sales of available-for-sale securities of $21.6 million and $20.7 million, respectively. Gains on loans resulted from loan sales in 1996 and 1995 of $882,000 and $703,000, respectively. The Company has recently expanded its residential mortgage operations with the objective of generating fee income from pre-arranged service-released lending activities. The decrease in loan servicing fees in 1996 resulted from a decrease in the mortgage servicing portfolio in 1996. At June 30, 1996 the loan servicing portfolio totaled $31.2 million, down from $34.6 million at June 30, 1995. Other fee income, principally safe deposit box fees and other miscellaneous income, increased slightly in 1996 as compared with 1995.

Operating Expenses

Operating expenses decreased $887,000, or 9.5%, in 1996 primarily as a result of significant decreases in both collection expenses and FDIC insurance assessments. The principal categories of operating expenses are as follows:

 Years ended June 30,              1996      1995        Change
 (in thousands)
 Salaries                         $3,422    $3,295    $127     3.9%
 Employee benefits                   854       841      13     1.6
 Occupancy                           773       731      42     5.7
 Equipment                           584       543      41     7.6
 Collections and REA                 528     1,418    (890)  (62.8)
 Professional services               412       293     119    40.6
 Postage and telecommunications      284       306     (22)   (7.2)
 Marketing                           234       236      (2)   (0.9)
 Service bureau                      157       156       1     0.6
 Insurance                           123       695    (572)  (82.3)
 Other operating                   1,094       838     256    30.5
  Total operating expenses        $8,465    $9,352   $(887)   (9.5)%

The increase in salaries in 1996 was due primarily to changes in staffing levels and annual salary increases. Benefits expense increased slightly as a result of higher taxes offset by lower health benefits expense. The increase in occupancy expense was due principally to higher utility expense and building maintenance as a result of the harsher winter of 1995-1996. Equipment expense increased in 1996 primarily as a result of increased depreciation expense from equipment purchases. Collection and REA (real estate acquired) expense includes legal, appraisal, property tax, insurance, and other out-of-pocket expenses incurred in connection with the Company's non-performing assets and loan workout function together with gains and losses on sales of REA and the provision for REA losses. The decrease in 1996 results from the Company's continuing effort to resolve its non-performing assets. For a discussion of non-performing assets see "Asset Quality and Portfolio Risk". Professional services increased primarily as a result of increased legal services, consulting fees related to the opening of the supermarket branch, and other corporate matters. The decrease in insurance expense resulted from the virtual elimination of FDIC insurance assessments to the Company. All other operating expenses, including marketing, shareholder relations, office and other, increased $255,000 or 20.7% in 1996. This increase is attributed principally to increased lending activity, various deposit and loan marketing promotions and other changes in operating activities.

During 1996 the Company's efficiency ratio, being the ratio between operating expense and net interest and dividend income plus non-interest income, averaged 66.9%, compared with 77.3% in 1995. This significant improvement resulted from both the increase in net interest income and decrease in operating expenses. Excluding collections and real estate acquired expense the ratios were 62.7% and 65.6% for 1996 and 1995, respectively.

Income Taxes

The Company returned to a fully-taxable reporting basis on July 1, 1995 following the recognition of substantially all of its deferred tax asset at June 30, 1995. Net income for 1996 included an income tax provision of $1,547,000, or 41%, as compared with an income tax benefit of 3,874,000 for 1995.

In 1995 the Company recognized 100% of its remaining available Federal income tax benefits (expiring 2007), excluding any capital loss carryforwards, together with that portion of its remaining available State income tax benefits (expiring 1997) which the Company expects to utilize, and other book/tax temporary differences. In 1995, the Company also recognized an additional deferred tax benefit reflected by a $1,678,000 adjustment to shareholders' equity to record the tax effect of unrealized securities gains and losses reported in shareholders' equity. For further information on income taxes see Note 7 of Notes to Consolidated Financial Statements.


Comparison between 1995 and 1994

Overview

The Company earned net income of $6,224,000, or $1.37 per share, for the year ended June 30, 1995, compared with net income of $2,331,000, or $0.52 per share, for fiscal year 1994. Net income for 1995 included a deferred income tax benefit of $3,919,000, or $.87 per share, as the Company reduced its deferred tax asset valuation allowance. Net income for 1994 included an $800,000 deferred income tax benefit. Net income before income taxes grew 46% in 1995 to $2,350,000, up from $1,611,000 in 1994. The growth in pre-tax earnings resulted from significantly improved core earnings driven by an increase in the Company's net interest margin which averaged 3.70% for 1995, up from 3.10% for 1994.

Analysis of Net Interest Income

Net interest income grew $1,704,000, or 19.0%, to $10,681,000 in 1995 from $8,977,000 in 1994. This increase resulted from a 60 basis points increase in net interest margin, to 3.70% from 3.10%, while total average earning assets remained substantially unchanged. The improvement in net interest margin was driven by higher interest rates on the Company's earning assets, which repriced upwards more than deposit liabilities, a change in asset mix and a reduction in non-performing assets. Average earning assets decreased $488,000, or 0.2%, while average interest bearing funds decreased $5,888,000, or 2.2%. The change in asset mix was achieved through loan growth offset by a reduction in securities.

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

Provision and Allowance for Loan Losses

The Company provided $400,000 for loan losses in 1995, up 92% from a provision of $208,000 in 1994. The higher provision reflected the Company's strategy to grow the loan portfolio and increase its emphasis on small business and commercial lending. In 1994 the Company was predominately engaged in residential mortgage lending.

Non-Interest Income

Non-interest income decreased $115,000, or 7.5%, to $1,421,000 in 1995 from $1,536,000 in 1994. The principal categories of non-interest income are as follows:

 Years ended June 30,             1995      1994        Change
 (in thousands)
 Service charges
  on deposit accounts            $  779    $  652  $   127    19.5%
 Securities gains, net              226       404     (178)  (44.1)
 Gains on loans, net                 28        99      (71)  (71.7)
 Loan servicing                     126       119        7     5.9
 Other                              262       262      -       0.0
  Total non-interest income      $1,421    $1,536  $  (115)   (7.5)%

The increase in service charges on deposit accounts resulted from pricing increases, new service fees, the introduction of the ATM network during 1994 and increased customer activity. The net securities gains in 1995 and 1994 were realized on sales of available-for-sale securities of $20.7 million and $54.6 million, respectively. Loan sales in 1995 totaled $703,000 as compared with $19.6 million in 1994. At June 30, 1995 the loan servicing portfolio totaled $34.6 million, down from $36.0 million at June 30, 1994. Other fee income remained unchanged.

Operating Expenses

The principal categories of operating expenses are as follows:

 Years ended June 30,              1995      1994        Change
 (in thousands)
 Salaries                         $3,295    $2,916   $ 379    13.0
 Employee benefits                   841       840       1     0.1
 Occupancy                           731       788     (57)   (7.2)
 Equipment                           543       571     (28)   (4.9)
 Insurance                           695       684      11     1.6
 Collections and REA               1,418     1,339      79     5.9
 Professional services               293       316     (23)   (7.3)
 Postage and telecommunications      306       278      28    10.1
 Marketing                           236       183      53    29.0
 Other operating                     994       779     215    27.6
  Total operating expenses        $9,352    $8,694   $ 658     7.6%

The increase in salaries in 1995 was due primarily to changes in staffing levels, performance awards due to improved core operating performance and annual salary increases. Benefits expense remained substantially unchanged in 1995 as increased 401(K) expense was offset by lower health benefits expense. The decrease in occupancy expense was due principally to a decrease in building maintenance and branch refurbishment expenses. Equipment expense declined in 1995 primarily as a result of lower data processing hardware and software maintenance costs. Insurance expense, principally FDIC assessments, increased as a result of higher FDIC assessments because of higher deposit balances, offset in part by reduced renewal rates on certain other insurance policies. The increase in 1995 collections and REA expense reflects the Company's continued effort to resolve its non-performing assets. The increase in postage and telecommunications expense reflects increased business activity and postal rates. Professional services declined primarily as a result of a decrease in legal services. In 1995 the Company outsourced the statement rendering process which increased service bureau charges. All other operating expenses, including marketing, shareholder relations, office and other, increased $174,000 or 19.3% in 1995. This increase is attributed principally to increased lending activity, various deposit and loan marketing promotions and other changes in operating activities.

Income Taxes

The Company recorded an income tax benefit of $3,874,000 in 1995 after recognizing a deferred income tax benefit of $3,919,000, offset by an $45,000 provision for minimum federal and state taxes currently payable. The deferred income tax benefit resulted from a reduction in the Company's valuation allowance on its deferred tax asset. The Company also recognized a $1,678,000 adjustment to shareholders' equity to record the tax effect of unrealized securities gains and losses reported in shareholders' equity. In 1994 the Company recorded an income tax benefit of $720,000 after recognizing a deferred income tax benefit of $800,000, offset by an $80,000 provision for minimum federal and state taxes currently payable.


ASSET QUALITY AND PORTFOLIO RISK

Non-performing assets

During 1996 non-performing assets decreased $2.4 million, or 27.1%, to $6.5 million at June 30, 1996, due principally to sales of real estate offset by loans placed on non-accrual and capital improvements to REA. The following table summarizes changes in non-performing assets during the periods presented.

Years ended June 30, (in thousands)       1996       1995
Balance, beginning of year                $ 8,885   $13,685
Loans placed on non-accrual status          2,728     2,524
Change in accruing loans past
 due 90 or more days, net                     132      (346)
Change in accruing loans
 restructured, net                            281       -
Payments to improve REA                       723     1,320
Loan payments                                (713)     (817)
Loans returned to accrual status             (332)     (240)
Loan charge-offs                             (918)     (295)
REA provision and recoveries                 (262)     (621)
Gross proceeds from REA sales              (4,432)   (6,734)
Gains on REA sales, net                       388       409
Balance, end of year                      $ 6,480   $ 8,885
Percent of total assets                     2.09%     2.88%

The following table details the composition of non-performing assets as of the periods presented.

Non-Performing Assets      Accruing                       Total
(dollars in thousands)       loans                        non-
                    Non-   past due  Restruc-   Real    perform-
                   accrual   90 or     tured   Estate      ing
                    loans  more days   loans    Owned    assets
June 30, 1996
Real estate:
 Residential       $1,974     $166      $ -     $ 984    $3,124
 Commercial           335       -        281      899     1,515
 Land and land
 development        1,500       -         -       815     2,315
Valuation reserve     -         -         -      (474)     (474)
 Totals            $3,809     $166      $281   $2,224    $6,480

June 30, 1995
Real estate:
 Residential       $2,933      $34      $ -    $  198    $3,165
 Commercial           958       -         -       349     1,307
 Land and land
 development        3,279       -         -     1,442     4,721
Collateral and
 installment loans      5       -         -        -          5
Valuation reserve     -         -         -      (313)     (313)
 Totals            $7,175      $34      $ -    $1,676    $8,885

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. Included in land and land development real estate owned is a 34-lot residential sub-division with a carrying value of $491,000 which the Company is developing and marketing under a joint venture with a residential construction firm.
To date the Company has sold 16 building lots in addition to building and selling 3 houses. The Company expects to recover its carrying value and any future site development costs through sales of lots over the next two years. The Company actively markets all real estate owned and in 1996 sold $4.4 million of real estate from which net gains of $388,000 were realized. During 1996 the Company provided $212,000 to the REA valuation reserve, had recoveries of $50,000 and charged-off $101,000 against the reserve. At June 30, 1996 the REA valuation reserve totaled $474,000, or 17.6% of REA. There continues to be an oversupply of commercial and residential real estate in New England and any further decline in the real estate market could adversely affect the market values of the Company's real estate acquired which could require additional provisions to the valuation reserve and reductions in the carrying values of properties.

Had non-accrual loans as of June 30, 1996 and 1995, been current in accordance with their original terms, gross interest income of $385,000 and $417,000 would have been recorded in net income for 1996 and 1995, respectively. The amount of interest on these loans that was included in income was $96,000 and $116,000 in 1996 and 1995, respectively.


FINANCIAL CONDITION

At June 30, 1996 total assets, net loans and securities were substantially unchanged as compared with June 30, 1995. However, the considerable improvement in the Company's net interest margin in 1996 over 1995 (4.01% for 1996 versus 3.70% for 1995) resulted, in large part, from the Company's continuing strategy to refine both the mix and quality of its earning assets, and reduce non-performing assets.

Loans
The principal categories of the loan portfolio are as follows:

June 30, (in thousands)                   1996           1995
Real estate mortgages
  One-four family residential      $ 89,159  57.3%   $ 98,766  63.2%
  Five or more family residential     3,262   2.1       3,171   2.0
  Commercial                         30,408  19.6      29,068  18.6
  Land and land development           9,472   6.1      12,067   7.7
Commercial and industrial             6,130   3.9       3,201   2.1
Home equity lines of credit          14,474   9.3       7,785   5.0
Installment and other                 2,658   1.7       2,187   1.4
  Total loans, gross               $155,563 100.0    $156,245 100.0

Since its formation in 1994, the Commercial Lending department has focused on lending to small businesses with annual sales of up to $20 million, as well as to medical professionals and those companies that can benefit from the Company's considerable expertise with government-guaranteed lending programs. In addition to normal portfolio lending, the Residential Mortgage Department has recently expanded its secondary market distribution capability, which allows the Company the flexibility to sell mortgages on a service-released basis. Between its portfolio products and secondary market products, the Company now has one of the most comprehensive product lines of any institution in northwest Connecticut.

Securities
The principal categories of the securities portfolio are as follows (including both available-for-sale and held-to-maturity):

June 30, (in thousands)                   1996           1995
U.S. Treasury notes                $ 16,201  12.9%   $    -     -
U.S. Government Agency notes          2,677   2.2       1,933   1.5%
Collateralized mortgage obligations  86,406  68.8      99,321  78.1
Mortgage Backed securities           18,752  14.9      24,394  19.2
Federal Home Loan Bank stock          1,547   1.2       1,547   1.2
  Total securities                 $125,583 100.0    $127,194 100.0

At June 30, 1996 55.5% of the portfolio was invested in fixed rate securities, 42.9% in adjustable rate securities and 1.6% in Federal Home Loan Bank stock. Fixed rate securities include US Treasury and agency obligations, CMOs and MBSs. The fixed rate portfolio had a consensus weighted average duration and life of 2.6% and 3.1 years, respectively. Fixed rate CMOs and MBSs are generally in securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. Floating rate securities, which include CMOs and MBSs which generally reprice monthly based on pre-determined spreads to various underlying indices, subject to life-time caps and floors, had a consensus weighted average duration and life of 0.1% and 14.7 years, respectively. The floating rate securities are tied to several indices including the Eleventh District Cost of Funds index ("EDCOFI"), one-month LIBOR and Treasury indices. All floating rate securities are match funded with core deposits.

During 1996 the Company transferred securities with a fair value of $39.5 million from held-to-maturity to available-for-sale. This transfer was in conformity with the Special Report issued by the Financial Accounting Standards Board, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". This one-time transfer, which included $29.2 million in floating rate securities and $11.3 million in fixed rate securities, will enable the Company to more prudently react to market and rate fluctuations, and future liquidity needs. At June 30, 1996, securities totaling $75.4 million, or 60.0%, were classified held-to-maturity and securities totaling $50.2 million, or 40.0%, were classified available-for-sale.

Substantially all of the Company's MBS and CMO securities were purchased in 1993 and early 1994. Subsequent movements in interest rates and market conditions through June 30, 1996 have resulted in a decline in fair market value. At June 30, 1996 net unrealized losses for all available-for-sale and held-to-maturity securities, being the difference between current fair market value and amortized cost, totaled $5.0 million. No credit losses are anticipated and all unrealized gains and losses are expected to reverse as securities approach maturity. Short-term fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings. Refer to "Interest Rate Sensitivity" for a discussion of the Company's exposure to interest rate risk.

Deposits and borrowings
For the fiscal year, ended June 30, 1996, total deposits increased $6.8 million, or 2.7%, while borrowings decreased $5.7 million, or 27.9%.
The Company experienced a shift in its deposit mix during 1996, due in part to the continuing wide interest rate differential between certificate of deposit and money market and savings rates which has prevailed over the past two years. Certificates of deposit increased $3.5 million, or 3.0%, NOW accounts increased $3.7 million, or 17.0% and demand deposits increased $2.5 million, or 30.7%. These increases were offset by decreases in savings and money market of $818,000 and $2.1 million, respectively.


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

Operating activities in 1996 provided net cash flows of $4.9 million, up from $3.2 million in 1995 as a result of improved core earnings. During 1996 investing activities provided net cash of $1.1 million principally from securities principal repayments, sales of available-for-sale securities and sales of REA, offset in part by net loan advances and security purchases. Funds provided by investing and operating activities, together with a $6.9 million net increase in deposits, were used to reduce short term borrowings by $5.7 million, pay dividends to shareholders, purchase $3.2 million of treasury stock and increase cash and cash equivalents by $3.3 million.

During 1995, operating activities provided net cash flows of $3.2 million, down from $5.2 million in 1994 as a result of a decrease in mortgage loans held for sale at June 30, 1994, offset in part by improved core earnings. During 1995 investing activities provided net cash of $21.7 million principally from securities principal repayments, sales of available-for-sale securities and sales of REA, offset in part by net loan advances. Funds provided by investing and operating activities, together with a $16.2 million net increase in deposits, were used to reduce short term borrowings by $31.4 million, pay dividends to shareholders and increase cash and cash equivalents by $9.6 million.

At June 30, 1996, the Company's liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $193.3 million, to net deposits and short term unsecured liabilities, was 68.5%, well in excess of the Company's minimum guideline of 15%. At June 30, 1996, the Company had outstanding commitments to fund new mortgage loan originations of $6.3 million, construction mortgage commitments of $33,000 and unused lines of credit of $13.3 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


INTEREST RATE SENSITIVITY

The following table sets forth the Company's interest rate sensitivity position at June 30, 1996, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to repricing in future time periods. For the purposes of this analysis, money market deposits have been presented in the within 1 month category and savings and NOW deposits have been presented in the 2-to-3 months category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the repricing periods presented due to differences in their repricing elasticity relative to changes in the general level of interest rates.

June 30, 1996                 Within  Within            Non-
(in thousands)     Within 6    7-12     1-5    After  interest-
                    months    months   years  5 years  bearing   Total
ASSETS
Securities       $ 56,665   $ 6,231  $46,322  $19,307 $  -    $128,525
Federal funds sold 10,960      -        -        -       -      10,960
Loans              92,660    36,651   15,794    6,510   3,809  155,424
Other assets         -         -        -        -     14,454   14,454
 Total assets     160,285    42,882   62,116   25,817  18,263 $309,363
SOURCE OF FUNDS
Deposits
 Demand (non
 interest-bearing)   -         -        -        -     10,750   10,750
 NOW accounts      25,653      -        -        -       -      25,653
 Money market      60,945      -        -        -       -      60,945
 Savings and other 40,531      -        -        -       -      40,531
 Certificates of
 deposit           62,425    30,113   28,850     -       -     121,388
Securities sold
 under repurchase
 agreements        14,776      -        -        -       -      14,776
Other liabilities    -         -        -        -      3,428    3,428
Stockholders'
 equity              -         -        -        -     31,892   31,892
 Total sources
 of funds         204,330    30,113   28,850     -     46,070 $309,363
Cumulative
 interest-rate
 sensitivity
 gap             $(44,045) $(31,276) $ 1,990  $27,807 $  -
Percent of
 total assets      (14.2%)   (10.1%)    0.6%     9.0%    -

The Company maintains a relatively balanced position for managing interest rate risk and, at June 30, 1996, its one year cumulative gap was -$31.3 million, or 10.1% of assets. A liability sensitive gap implies that the Company's net interest margin could be adversely affected by a sudden increase in interest rates.

During the past year the Company's net interest margin increased 31 basis points as compared with 1995, driven in part by the benefit, over the past year, from higher interest rates on the Company's adjustable rate assets which have repriced more quickly than deposit liabilities. The Company's deposit rates, in particular savings and money market rates, have not repriced over the past year and this together with the refinements in asset mix, has been a principal contributor to the increase in the Company's net interest margin.

The Company structures its loan and securities portfolios to provide for portfolio repricing consistent with its interest rate risk objectives.
A significant factor in determining the Company's ability to maintain its net interest margin in a changing interest rate environment is its ability to manage its core deposit rates. Essentially all of the Company's deposit base is composed of local retail deposit accounts which tend to be somewhat less sensitive to moderate interest fluctuations than other funding sources and, therefore, provide a reasonably stable and cost-effective source of funds.


CAPITAL RESOURCES

During 1996 shareholders' equity decreased 2.5% to $31.9 million, as a result of the Company's stock buy-back program, while book value increased 7.5% to $7.84, at June 30, 1996. The change in shareholders' equity resulted primarily from the repurchase of 10% of the Company's shares of common stock and the payment of cash dividends of $.17 per share, a 34% payout ratio, offset by earnings of $2,242,000, or $0.50 per share, $127,000 from the exercise of stock options and reissuance of Treasury Stock, and a $752,000 decrease in the adjustment to shareholders equity for net unrealized securities losses reported in shareholders equity. Shareholders' equity at June 30, 1996 included an adjustment, net of taxes, for unrealized holding losses of $1,255,000 on securities transferred from available-for-sale to held-to-maturity and net unrealized holding losses of $511,000 on securities available-for-sale.

In October 1994 the Company resumed dividend payments with the payment of a $.02 quarterly cash dividend, following a four year lapse. In October 1995 the Company increased its quarterly cash dividend to $.05. For 1996 total dividends of $0.17 per share were declared and paid.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At June 30, 1996 the Company's leverage capital ratio was 10.39% and its tier I and total risk-based capital ratios were 19.70% and 20.98%, respectively. At June 30, 1996 the Bank's leverage capital ratio was 10.04% and its tier I and total risk-based capital ratios were 19.06% and 20.33%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividend Restrictions
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends by the Bank to the Company. Under Connecticut law a bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the year ended June 30, 1996 is $6,241,000. In some instances, further restrictions on dividends may be imposed on the Company by the FRB.

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


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which the Company will adopt on July 1, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard is not expected to have a material impact on the Company's financial condition or its results of operations.

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

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS 123 also allows the Company to continue to measure compensation costs for stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and make pro forma disclosure of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company has elected not to adopt the accounting requirements of SFAS 123 and continue to account for stock-based compensation plans in accordance with APB No. 25. The Company's fiscal 1997 financial statements will include the pro forma disclosure requirements of SFAS 123.

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company will be required to adopt SFAS 125 for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company's financial condition or its results of operations.


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      NEWMIL BANCORP, INC.
               REPORT OF COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders
 of NewMil Bancorp, Inc.


We have audited the accompanying consolidated balance sheets of NewMil Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NewMil Bancorp, Inc. and Subsidiary as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.



 /s/  Coopers & Lybrand L.L.P.

Hartford, Connecticut
July 19, 1996

Coopers & Lybrand L.L.P., a registered limited liability partnership, is a member firm of Coopers & Lybrand International.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                                        June 30,
                                                     1996      1995
ASSETS
Cash and due from banks                           $  6,630  $  5,791
Federal funds sold                                  10,960     8,500
Securities
 Available-for-sale at market                       50,171     7,102
 Held-to-maturity at amortized
  cost (fair value: $73,364 and $119,948)           75,412   120,092
Loans (net of allowance for loan losses:
  $4,866 and $5,372)                               150,558   150,442
Real estate acquired (net of valuation
  reserve: $474 and $313)                            2,224     1,676
Bank premises and equipment, net                     6,219     6,125
Accrued income                                       1,874     1,918
Deferred tax asset, net                              4,612     6,397
Other assets                                           703       628
    Total Assets                                  $309,363  $308,671

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                    $ 10,750  $  8,224
 NOW accounts                                       25,653    21,921
 Money market                                       60,945    63,059
 Savings and other                                  40,531    41,349
 Certificates of deposit                           121,388   117,867
    Total deposits                                 259,267   252,420
Securities sold under repurchase agreements         14,776    15,499
FHLB advances                                          -       5,000
Accrued interest and other liabilities               3,428     3,031
    Total Liabilities                              277,471   275,950

Commitments and contingencies                          -        -

Shareholders' Equity
 Common stock - $.50 per share par value
  Shares authorized: 20,000,000
  Shares issued: 5,987,388 and 5,965,888             2,994     2,983
 Paid-in capital                                    44,189    44,145
 Retained earnings                                   5,413     3,915
 Net unrealized holding (losses) gains on
  securities available-for-sale, net of taxes         (511)       91
 Net unrealized holding losses on
  securities transferred to held-to-
  maturity, net of taxes                            (1,255)   (2,609)
 Treasury stock, at cost: 1,917,498 and
  1,474,409 shares                                 (18,938)  (15,804)
    Total Shareholders' Equity                      31,892    32,721
    Total Liabilities and Shareholders' Equity    $309,363  $308,671

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

                                               Years ended June 30,
                                             1996      1995     1994
Interest and dividend income
 Interest and fees on loans               $13,919   $11,967  $10,623
 Interest and dividends on securities       7,655     8,247    6,742
 Interest on federal funds sold               263        69       85
    Total interest and dividend income     21,837    20,283   17,450

Interest expense
 Deposits                                   9,980     8,054    6,856
 Borrowed funds                               458     1,548    1,617
  Total interest expense                   10,438     9,602    8,473

Net interest and dividend income           11,399    10,681    8,977
Provision for loan losses                     400       400      208
Net interest and dividend income
 after provision for loan losses           10,999    10,281    8,769

Non-interest income
 Service charges on deposit accounts          830       779      652
 Securities gains, net                         27       226      404
 Loan servicing fees                          123       126      119
 Gains on mortgage loans, net                  10        28       99
 Other                                        265       262      262
  Total non-interest income                 1,255     1,421    1,536

Non-interest expense
 Salaries                                   3,422     3,295    2,916
 Employee benefits                            854       841      840
 Occupancy                                    773       731      788
 Equipment                                    584       543      571
 Insurance                                    123       695      684
 Collections and real estate acquired         528     1,418    1,339
 Professional services                        412       293      316
 Marketing                                    234       236      183
 Other                                      1,535     1,300    1,057
  Total non-interest expense                8,465     9,352    8,694

Income before income taxes                  3,789     2,350    1,611
Income tax provision (benefit)              1,547    (3,874)    (720)
Net income                                $ 2,242   $ 6,224  $ 2,331

Earnings per share                          $0.50     $1.37    $0.52
Dividends per share                         $0.17     $0.06    $0.00

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                                                         Net un-
                                                        realized
                                        Retained          gains
                                        earnings       (losses) on Total
                                        (accumu-  Trea- securit-   share-
                   Common Stock  Paid-in  lated   sury   ies net  holders'
                  Shares  Amount capitaldeficit)  stock  of taxes  equity
Balances at
June 30, 1993  5,963,888 $2,982 $44,177 $(4,371)$(15,868) $2,085 $ 29,005

Net income for
 year               -       -      -      2,331     -        -      2,331
Proceeds from
 exercise of
 stock options     2,000      1      5    -        -        -           6
Change in net
 unrealized
 gains (losses)
 on securities      -       -      -       -        -      (6,248) (6,248)

Balances at
 June 30, 1994  5,965,888  2,983 44,182  (2,040) (15,868)  (4,163) 25,094

Net income for
 year               -       -      -      6,224     -        -      6,224
Cash dividends
 declared           -       -      -       (269)    -        -       (269)
Proceeds from
 issuance of
 Treasury Stock     -       -       (37)   -          64     -         27
Change in net
 unrealized
 gains (losses)
 on securities       -      -       -       -       -         (33)    (33)
Deferred taxes on
 net unrealized
 (gains) losses
 on securities      -       -      -       -        -       1,678   1,678
Balances at
 June 30, 1995  5,965,888  2,983 44,145   3,915  (15,804)  (2,518) 32,721

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY - continued
(dollars in thousands)
                                                         Net un-
                                                        realized
                                        Retained          gains
                                        earnings       (losses) on Total
                                        (accumu-  Trea- securit-   share-
                   Common Stock  Paid-in  lated   sury   ies net  holders'
                  Shares  Amount capitaldeficit)  stock  of taxes  equity
Net income for
 year               -       -      -      2,242     -        -      2,242
Proceeds from
 exercise of
 stock options     21,500     11     76    -        -        -         87
Cash dividends
 declared           -       -      -       (744)    -        -       (744)
Acquisition
 of treasury
 stock              -       -      -        -     (3,206)    -     (3,206)
Proceeds from
 issuance of
 Treasury Stock     -       -       (32)   -          72     -         40
Change in net
 unrealized gains
 losses on securities,
 net of taxes        -      -      -       -        -         752     752
Balances at
 June 30, 1996  5,987,388 $2,994$44,189 $ 5,413 $(18,938) $(1,766)$31,892

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                  Years ended June 30,
                                             1996     1995      1994
Operating Activities
 Net income                                $ 2,242   $6,224    $2,331
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                  400      400       208
    Provision for losses on
     real estate acquired                      212      621       450
    Provision for depreciation and
     amortization                              563      522       444
    Decrease (increase) in deferred
     income tax asset                        1,284   (5,597)     (800)
    Amortization and accretion of securities
     premiums and discounts, net               304      539     1,605
    Securities gains, net                      (27)    (226)     (404)
    Realized gains on loan sales, net          (10)     (28)      (99)
    Realized gains on sales of real
     estate acquired, net                     (388)    (409)      (51)
    Decrease in mortgage loans
     held for sale                             -        130     2,351
    Decrease (increase) in accrued income       45      (31)      169
    Increase (decrease) in accrued interest
     and other liabilities                     351      989      (851)
    (Increase) decrease in other
     assets, net                               (75)      88      (167)
     Net cash provided by
     operating activities                    4,901    3,222     5,186
Investing Activities
 Proceeds from sales of securities
  available-for-sale                        20,625    6,684    30,481
 Proceeds from maturities and principal
  repayments of securities                   4,225    6,051    34,323
 Purchases of securities available-
  for-sale                                 (27,914)  (5,413) (125,449)
 Proceeds from sales of mortgage backed
  securities available-for-sale                942   15,710    24,112
 Principal collected on mortgage backed
  securities                                 4,710    4,852    16,654
 Purchases of mortgage backed securities       -        -     (20,606)
 Loan advances, net of repayments           (4,638) (10,688)   (1,373)
 Purchases of loans                            -       (819)      -
 Proceeds from sale of real estate
  acquired                                   4,432    6,879     2,123
 Payments to improve real estate acquired     (673)  (1,320)   (1,212)
 Net purchases of Bank premises
  and equipment                               (657)    (253)     (720)
     Net cash provided (used) by
     investing activities                    1,052   21,683   (41,667)

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:-
(in thousands)
                                                Years ended June 30,
                                               1996     1995     1994
Financing Activities
 Net increase in deposits                     6,893   16,247    8,085
 Net (repayments of) proceeds from
  repurchase agreements                        (723) (36,351)  23,850
 Net (repayments of) proceeds from
  FHLB advances                              (5,000)   5,000      -
 Treasury stock purchased                    (3,207)     -        -
 Net proceeds from Treasury Stock reissued       40       27      -
 Cash dividends paid                           (744)    (269)     -
 Proceeds from exercise of stock options         87      -          6
     Net cash (used) provided by
     financing activities                    (2,654) (15,346)  31,941
     Increase (decrease) in cash and
     cash equivalents                         3,299    9,559   (4,540)
Cash and federal funds sold, beginning
 of year                                     14,291    4,732    9,272
Cash and federal funds sold, end of year    $17,590  $14,291  $ 4,732

Cash paid during year
 Interest to depositors                     $ 9,933 $  8,046  $ 6,849
 Interest on borrowings and
  interest rate swaps                           463    1,633    2,022
 Income taxes                                   277       72       71
Non-cash transfers
 From securities held-to-maturity to
  securities available-for-sale              39,507      -        -
 From securities available-for-sale
  to securities held-to-maturity                -     92,231      -
 From loans to real estate acquired           4,132      853      522

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

Principles of Consolidation
The consolidated financial statements include those of the Company and its subsidiary after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to prior years' amounts to conform with the 1996 financial presentation.

Basis of Financial Statement Presentation
The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties.

The Company's loans are generally collateralized by real estate located principally in Connecticut, which has experienced decline in the market value of real property in the recent past. In addition, substantially all of the real estate owned is located in those same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and real estate acquired through foreclosure is particularly susceptible to changes in market conditions.

While management uses available information to recognize losses on loans and other real estate, future additions to the allowance or write-downs of other real estate may be necessary based on changes in economic conditions, particularly in Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and valuation of other real estate. Such agencies may require the Company to recognize additions tot he allowance or write-downs based on their judgements of information available to them at the time of their examination.

Securities
Securities that may be sold as part of the Company's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at their fair market value. Unrealized holding gains and losses on such securities are reported net of related taxes, if applicable, as a separate component of shareholders' equity. Securities that the Company has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. Securities that the Company has transferred from available-for-sale to held-to-maturity are carried at the fair value at the time of transfer, adjusted for subsequent amortization or accretion and net of applicable taxes.

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

Effective July 1, 1996 the Company implemented SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income recognition and Disclosure", which requires the Company to evaluate the collectability of both contractual interest and contractual principal of all loans when assessing the need for a loss accrual. When a loan is impaired, the Company measures impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. The Company recognizes an impairment by creating a valuation allowance. A loan is impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.

As permitted by the FASB statement, smaller-balance homogeneous loans consisting of residential mortgages and consumer loans are evaluated for collectability by the Company based on historical loss experience rather than on an individual loan-by-loan basis. Impaired loans are primarily commercial mortgages, secured by real estate.

The adoption of SFAS 114 and 118 resulted in no additional provision for loan losses. Prior to the adoption of SFAS 114, loans for which foreclosure was probable were accounted for as in-substance foreclosed and classified as real estate acquired. Under SFAS 114 such loans are accounted for as loans. Consistent with the Company's adoption of SFAS 114, loans previously classified as in-substance foreclosed but for which the Company had not taken possession of the collateral have been reclassified to loans. This reclassification did not impact the Company's financial condition or results of operations. All prior period data has been reclassified to conform to current period classifications.

Real estate acquired
Real estate acquired through foreclosure, forgiveness of debt and in lieu of debt, are stated at the lower of cost (principally loan amount) or fair value minus estimated selling expenses. When a loan is reclassified as real estate acquired any excess of the loan balance over its fair value less estimated selling costs is charged against the allowance for loan losses. Costs relating to the subsequent development or improvement of a property are capitalized, to the extent realizable. Holding costs and any subsequent provisions to reduce the carrying value of a property to fair value minus estimated selling expenses are charged to earnings and classified as real estate acquired expense. Fair value is determined by current appraisal for collateral dependent loans.

Income Taxes
Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes using the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is assured beyond a reasonable doubt.

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

Computation of Earnings per Share
Earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period, which, during 1996, 1995 and 1994 were 4,505,575, 4,543,782 and 4,510,702, respectively. The computation does not give effect to shares issuable upon exercise of stock options where the effect of that inclusion would be anti-dilutive.


NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

(dollars in thousands)          Estimated Gross un- Gross un- Amort-
                                  fair    realized  realized   ized
                                  value     gains    losses    cost
June 30, 1996
U.S. Treasury and Government
Agencies
 After one within 5 years       $17,940      $ 22  $    2    $17,920
 After 5 and within 10 years        938        -       63      1,001
Mortgage backed securities        7,772       127     134      7,779
Collateralized mortgage
 obligations                     21,974        -      802     22,776
  Total debt securities          48,624       149   1,001     49,476
Federal Home Loan Bank stock      1,547        -      -        1,547
 Total securities
 available-for-sale             $50,171      $149  $1,001    $51,023

June 30, 1995
U.S. Government Agencies
 After one within 5 years        $1,018      $ 17     $ -     $1,001
Mortgage backed securities        4,149       142       7      4,014
Collateralized mortgage
 obligations                        388        -        -        388
  Total debt securities           5,555       159       7      5,403
Federal Home Loan Bank stock      1,547        -        -      1,547
 Total securities
 available-for-sale              $7,102      $159     $ 7     $6,950

During 1996 the Company transferred securities with fair value of $39,507,000 and an amortized cost of $40,530,000 from held-to-maturity to available-for-sale. This transfer was made in conformity with the Special Report issued by the Financial Accounting Standards Board, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". This transfer was made as a result of a change in the Company's investment strategy.

During 1995 securities with a fair value of $92,231,000 were transferred from available-for-sale to held-to-maturity pursuant to a change in the Company's investment strategy. These securities were a part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at June 30, 1996 and 1995 are unrealized holding losses, net of taxes, of $1,255,000 and $2,609,000, respectively, on such securities, representing unrealized holding losses at the date of transfer adjusted for subsequent amortization and taxation. Securities classified held-to-maturity (carried at amortized cost) were as follows:

(dollars in thousands)                    Gross un-  Gross un- Estimated
                                Amortized realized   realized  fair
                                 cost(a)    gains    losses    value
June 30, 1996
Mortgage backed securities      $10,980      $ -     $  222    $10,758
Collateralized mortgage
 obligations                     64,432         6     1,832     62,606
 Total securities
  held-to-maturity              $75,412      $  6    $2,534    $73,364

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

Cash proceeds and realized gains and losses from sales of securities were as follows:

(dollars in thousands)                     Cash    Realized  Realized
                                         proceeds    gains    losses
Year ended June 30, 1996
Mortgage backed securities
  Available-for-sale                     $   942      $  4      $ -
Collateralized mortgage obligations
  Available-for-sale                      10,551        11        62
Trading assets                            10,064        64        -
Marketable equity securities
  Available-for-sale                          10        10        -
Total                                    $21,567      $ 89      $ 62

Year ended June 30, 1995
Mortgage backed securities
  Available-for-sale                     $15,710      $ -       $490
Collateralized mortgage obligations
  Available-for-sale                       2,910        -         -
Other bonds and notes
  Available-for-sale                         696       696        -
Marketable equity securities
  Available-for-sale                       1,400       110        80
Total                                    $20,716      $796      $570

Year ended June 30, 1994
Mortgage backed securities
  Available-for-sale                     $24,112     $358      $ 42
Collateralized mortgage obligations
  Available-for-sale                      29,951      62        72
Marketable equity securities
  Available-for-sale                         530       98        -
Total                                    $54,593     $518      $114

At June 30, 1996 securities with a carrying value aggregating approximately $18,750,000 were pledged as collateral against public funds and repurchase agreements (Note 6).


NOTE 3 - LOANS

The composition of the loan portfolio was as follows:

     June 30, (in thousands)                 1996         1995
     Real estate mortgages
       One-four family residential         $ 89,159     $ 98,766
       Five or more family residential        3,262        3,171
       Commercial                            30,408       29,068
       Land loans                             9,472       12,067
     Commercial and industrial                6,130        3,201
     Home equity lines of credit             14,474        7,785
     Installment and other                    2,658        2,187
       Total loans, gross                   155,563      156,245
     Deferred loan origination fees, net       (139)        (431)
     Allowance for loan losses               (4,866)      (5,372)
       Total loans, net                    $150,558     $150,442

     Impaired loans at June 30, 1996:
       With valuation allowance              $2,688
       With no valuation allowance            3,900
       Total impaired loans                   6,588
       Valuation allowance                      813
       Commitments to lend additional
         amounts to impaired borrowers           -
       Average impaired loans                 8,244
       Amount of impaired loans based on:
         Discounted cash flows                  -
         Collateral values                    6,588

The Company's loans consist primarily of residential and commercial real estate loans located principally in Litchfield County and northern Fairfield County, the Company's service area. In addition, a substantial portion of real estate acquired is located in this service area. The Company offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of real estate acquired is susceptible to changes in market conditions.

Changes in the allowance for loan losses were as follows:

     June 30, (in thousands)          1996    1995      1994
     Balance at beginning of year     $5,372  $5,246    $5,331
     Provision for losses                400     400       208
     Charge-offs                        (919)   (295)     (308)
     Recoveries                           13      21        15
     Balance at end of year           $4,866  $5,372    $5,246

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


NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

     June 30, (in thousands)                1996         1995
     Non-accrual loans                       $3,809      $ 7,175
     Accruing loans past due
       90 days or more                          166           34
     Accruing troubled debt
       restructured loans                       281          -
       Total non-performing loans             4,256        7,209
     Real estate acquired in
       settlement of loans                    2,698        1,989
     Valuation reserve                         (474)        (313)
       Total real estate acquired, net        2,224        1,676
       Total non-performing assets           $6,480      $ 8,885

The reductions in interest income associated with non-accrual loans were as follows:

     June 30, (in thousands)               1996    1995      1994
     Income in accordance with
       original terms                      $385    $417      $399
     Income recognized                       96     116       119
     Reduction in interest income          $289    $301      $280

The components of collection and real estate acquired expense were as follows:

Year ended June 30,
(dollars in thousands)                   1996    1995      1994
Provision for estimated losses            $ 212  $  621    $  450
Gains on sales of real
     estate acquired, net                  (388)   (409)      (51)
REA holding expenses and
     Collection expense                     704   1,206       940
  Total collection and
     real estate acquired expense         $ 528  $1,418    $1,339

Changes in the real estate acquired valuation reserve were as follows:

Year ended June 30,
(dollars in thousands)                     1996   1995      1994
Valuation reserve at beginning of year     $313   $ 367     $ 716
Charge-offs, net of recoveries              (51)   (675)     (799)
Provision                                   212     621       450
Valuation reserve at end of year           $474   $ 313     $ 367


NOTE 5 - BANK PREMISES AND EQUIPMENT

The components of Bank premises and equipment were as follows:

     June 30, (in thousands)               1996     1995
     Land                                  $ 1,140  $ 1,140
     Buildings and improvements              5,533    5,499
     Equipment                               3,772    3,523
     Leasehold improvements                    489      283
       Total cost                           10,934   10,445
     Accumulated depreciation
       and amortization                     (4,715)  (4,320)
       Bank premises and equipment, net    $ 6,219  $ 6,125

In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which the Company will adopt on July 1, 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard is not expected to have a material impact on the Company's financial condition or its results of operations.


NOTE 6 - SHORT TERM BORROWED FUNDS

The Company's short term borrowed funds include Federal Home Loan Bank advances and short term repurchase agreements with major brokerage firms that are primary dealers in government securities. The following is an analysis of short term borrowed funds:

     (dollars in thousands)                    1996     1995
     Federal Home Loan Bank advances
     Borrowings at June 30
       maturing 30 days or less              $  -     $5,000
     Average borrowings during year             160      863
     Maximum month-end borrowings               -      5,575
     Accrued interest expense at June 30        -          1
     Weighted average rate at June 30           - %    6.66%
     Weighted average rate during year        6.93%    5.69%
     Securities sold under repurchase
       agreements
     Borrowings at June 30
       maturing 30 days or less             $14,776  $15,499
     Average borrowings during year           7,813   28,018
     Maximum month-end borrowings            14,861   50,255
     Accrued interest expense at June 30         17       21
     Weighted average rate at June 30         5.41%    6.12%
     Weighted average rate during year        5.73%    5.35%
     Amount at risk by broker
       Morgan Stanley                        $7,667   $2,588
       Salomon Bros                             -      1,098
     Average maturity by broker
       Morgan Stanley                       13 Days  29 Days
       Salomon Bros                          -       13 Days
     Collateral at June 30
       Mortgage-backed securities,
         collateralized mortgage
         obligations and US Treasury
         obligations:
       Carrying amount                      $17,749  $19,126
       Market value                          17,619   18,443
       Accrued interest income                  149       80

Securities sold under repurchase agreements are generally issued on a 14-day or 30-day basis. At June 30, 1996 the Company had a pre-approved line of credit with the Federal Home Loan Bank of Boston of $6,303,000. Under this agreement the Company is required to maintain qualified collateral, as defined in the Federal Home Loan Bank of Boston's Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. The Company maintains qualified collateral sufficient to support Federal Home Loan Bank advances well in excess of the pre-approved line of credit at June 30, 1996.

In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company will be required to adopt SFAS 125 for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, on a prospective basis. The adoption of this standard is not expected to have a material impact on the Company's financial condition or its results of operations.


NOTE 7 - INCOME TAXES

The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not. The components of the income tax provision (benefit) were as follows:

     (in thousands)
     Year ended June 30,                  1996     1995     1994
     Current provision (benefit)
       Federal                            $223    $ 799    $ 793
       State                                40      264      268
       Benefit from net operating
         loss carry forwards
         Federal                            -      (777)    (736)
         State                              -      (241)    (245)
         Total                             263       45       80
     Deferred provision (benefit)
       Federal                             949   (2,952)    (580)
       State                               335     (967)    (220)
         Total                           1,284   (3,919)    (800)
     Income tax provision (benefit)     $1,547  $(3,874)  $ (720)

The following is a reconciliation of the expected federal statutory tax to the income tax provision (benefit):

     Year ended June 30,                   1996    1995     1994

     Income tax at statutory
      federal tax rate                     34.0%   34.0%    34.0%
     Connecticut Corporation tax,
      net of federal tax benefit            6.5     0.6      0.9
     Benefit of net operating loss
      carryforwards                         -     (32.5)   (33.0)
     Change in valuation reserve            -    (166.7)   (49.7)
     Dividends excluded                     -      (0.7)    (1.1)

     Other                                  0.3     0.4      4.2
      Effective income tax rates           40.8  (164.9)   (44.7)

The components of the Company's net deferred tax asset were as follows:

 (in thousands)
 June 30, 1996                           Federal    State
 Deferred tax assets
  Net operating loss carryforwards       $    843  $  1,227
  SFAS 115 Securities available-for-sale      882       295
  Capital loss carryforwards                1,622       519
  Bad debt expense, book                    1,472       535
  Losses on real estate acquired              210        76
  Accrued pension expense                     161        59
  Deferred income                              47        17
  Other                                       190        99
  Tax credits                                 445       -
  Total deferred tax assets                 5,872     2,827
 Deferred tax liabilities
  Bad debt expense, tax                       778       283
  Deferred income                               7         3
  Total deferred tax liabilities              785       286
 Net deferred tax asset                     5,087     2,541
 Valuation reserve                         (1,622)   (1,394)
  Net deferred tax asset                 $  3,465   $ 1,147

 June 30, 1995                             Federal    State
 Deferred tax assets
  Net operating loss carryforwards        $ 1,764   $ 1,546
  SFAS 115 Securities available-for-sale    1,259       419
  Capital loss carryforwards                5,441     2,305
  Bad debt expense, book                    1,621       604
  Losses on real estate acquired              190        71
  Accrued pension expense                     141        53
  Deferred income                             129        48
  Other                                       168        63
  Tax credits                                 234       -
  Total deferred tax assets                10,947     5,109
 Deferred tax liabilities
  Bad debt expense, tax                       708       264
  Deferred income                               7         3
  Total deferred tax liabilities              715       267
 Net deferred tax asset                    10,232     4,842
 Valuation reserve                         (5,441)   (3,236)
  Net deferred tax asset                  $ 4,791   $ 1,606

The allocation of deferred tax expense (benefit) involving items charged to current year income and items charged directly to shareholders' equity for the years ended June 30, are as follows:

 (in thousands)
 June 30, 1996                            Federal     State
 Deferred tax expense allocated to:
  Shareholders' equity                     $  377    $  124
  Income                                      949       335
 Total deferred tax expense                $1,326    $  459

 June 30, 1995                            Federal     State
 Deferred tax benefit allocated to:
  Shareholders' equity                    $(1,259)   $ (419)
  Income                                   (2,952)     (967)
 Total deferred tax benefit               $(4,211)  $(1,386)

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. A valuation reserve is established for tax benefits available to the Company but for which realization is in doubt. In 1995 the Company reduced the valuation allowance to approximately 58% of the deferred tax asset to recognize 100% of the remaining available Federal income tax benefits (expiring 2007), together with a portion of the remaining available State income tax benefits (expiring 1997) which the Company expected to utilize, and other book/tax temporary differences. At June 30, 1996, the Company recorded a valuation reserve against a portion of the State net operating loss carryforwards and 100% of the State and Federal capital loss carryforwards which the Company does not expect to utilize.

Included in the Company's deferred tax asset at June 30, 1996 were federal net operating loss carryforwards of approximately $2.5 million (expiring in 2007) and state net operating loss carryforwards of approximately $8.0 million (expiring in 1997) which can be applied to reduce future federal and state income taxes. Also included at June 30, 1996 were federal and state capital loss carryforwards of approximately $4.8 million and $4.7 million, respectively (expiring principally in 1997) which the Company does not expect to utilize because of the discontinuation of investing in marketable equity securities.


NOTE 8 - RETIREMENT PLANS

The Company has a non-contributory defined benefit pension plan (the "Pension Plan") covering all eligible employees. The benefits are primarily based on compensation and length of service. The Company's policy is to contribute the actuarially computed normal cost, plus an amount to fund liability for past service cost over 40 years. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. On September 1, 1993 the Company suspended benefit accruals under the Pension Plan for all employees and, as of a result of which, recognized a pension curtailment gain of $177,713 as a reduction of net pension expense in 1994. Pension Plan assets consist principally of cash, money market funds, bonds and equity securities. The components of net pension expense are as follows:

     Year ended June 30, (in thousands)   1996    1995     1994
     Service cost - benefits
       earned during the period           $  -   $   -     $ 145
     Interest cost on projected
       benefit obligation                   289     280      309
     Actual return on plan assets           264     (81)    (272)
     Curtailment gain                        -       -      (177)
     Net amortization and deferral           -     (187)     (11)
       Net pension expense (income)       $  25   $  12    $  (6)

The funded status of the Pension Plan at March 31 was as follows:

     March 31, (in thousands)                1996        1995
     Actuarial present value of benefit
     obligations:
       Vested benefit obligation          $(4,998)    $(4,841)
       Accumulated benefit obligation     $(5,024)    $(4,892)
       Projected benefit obligation       $(5,024)    $(4,892)
       Plan assets at fair value            5,642       4,491
     Projected benefit obligation in
       excess of Plan assets                  618        (401)
     Unrecognized net loss                   (962)        105
     Accrued pension cost included
       in other liabilities               $  (344)    $  (296)

The weighted average discount rates used to measure the actuarial present value of the projected benefit obligation were 8.0% in 1996 and 6.0% in 1995 and 1994. The expected long-term rate of return on Pension Plan assets were 8.0% in 1996 and 6.0% in 1995 and 1994. The Company contributed $253,000 to the Pension Plan in 1994. There was no contribution in 1996 or 1995.

On April 1, 1994 the Company introduced a 401(k) Savings Retirement Plan covering all eligible employees. Participants may contribute up to 15% of their compensation, subject to a maximum of $9,240 per year in 1996. The Company contributes amounts equal to 50% of annual employee contributions up to 6% of participants' compensation. Employees are fully vested in the Company's contributions after five years of service. The Company contributed $56,196, 50,817 and $10,000 to the Plan in 1996, 1995 and 1994, respectively.

The Company has a non-contributory profit sharing plan covering all eligible employees. Contributions are made at the discretion of the Company. No contributions were made for 1996, 1995 and 1994.

Effective July 1, 1993 the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions," (SFAS
106), which requires the Company to accrue its obligation for post-retirement benefits other than pensions over the service lives of its employees rather than on a cash basis.

The Company provides post-retirement health benefits for current retirees and eligible employees. Post-retirement life insurance benefits are provided for employees that were eligible for retirement as of October 1, 1993 and current retirees. The cost of post-retirement health care benefits is shared by the Company and the retiree, and benefits are based on deductible and coinsurance provisions. The post-retirement life insurance benefits are non-contributory, and benefits are based on a percentage of the base pay at retirement. As of October 1, 1993 the Company adopted a resolution to suspend certain post-retirement benefits and introduce a co-pay provision for new employees hired on or after October 1, 1993. Prior to the adoption of SFAS 106, the cost of these benefits for retired employees was expensed as paid. In adopting SFAS 106 the Company chose to amortize the transition obligation for past service cost of approximately $300,000 over 20 years rather than recognize it immediately as a cumulative effect of an accounting change. The adoption of SFAS 106 increased 1996, 1995 and 1994 employee benefit expense by approximately $60,000 for each of the three years, being the actuarially computed normal cost, plus the amortization of the liability for past service cost over 20 years. The Company does not advance-fund its post-retirement health care and life insurance benefit plan.


NOTE 9 - SHAREHOLDERS' EQUITY

Capital Requirements
The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios were as follows:

                                     NewMil      New Milford
     June 30, 1996                Bancorp, Inc. Savings Bank
     Leverage ratio                  10.39%        10.04%
     Tier 1 risk-based ratio         19.70         19.06
     Total risk-based ratio          20.98         20.33

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

Restrictions on Subsidiary's Dividends and Payments
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the year ended June 30, 1996 is $6,241,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.


NOTE 10 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans (including loans accounted for as in-substance foreclosed) to related parties are as follows:

                                                 Principal
(in thousands)                        Officers/    share-
                                      directors   holders     Total
Year ended June 30, 1996
Balance, beginning of year                $ 269    $2,500    $2,769
Advances                                     90       -          90
Repayments                                 (147)      -        (147)
Change in related party
  status (Note 1)                           -      (2,500)   (2,500)
Balance, end of year                      $ 212    $  -      $  212

Year ended June 30, 1995
Balance, beginning of year                $ 479    $3,203    $3,682
Advances                                     31       -          31
Repayments                                  (48)      -         (48)
Mortgage loans sold                        (193)      -        (193)
Charge-offs                                 -        (461)     (461)
Foreclosures and real estate
  acquired in lieu of foreclosure           -        (242)     (242)
Balance, end of year                      $ 269    $2,500    $2,769

Note 1 - Adjustment to exclude loans outstanding to persons who are no longer considered related parties.


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

               Options  Options
               without   with             Average Maturity    Price
                SARS     SARS      Total   price    range     range
June 30, 1993  183,620  10,000   193,620  $4.448  1996-2002 $3.00-12.06
  Granted      141,450    -      141,450   4.005  2003-2004  3.19-4.25
  Exercised     (2,000)   -       (2,000)  3.000    2002       3.00
  Lapsed      (100,500)   -     (100,500)  3.995    2002     3.00-4.00
June 30, 1994  222,570  10,000   232,570   4.383  1996-2004  3.00-12.06
  Granted       25,000    -       25,000   4.285  2003-2004  4.00-4.57
  Lapsed        (7,750)   (100)   (7,850)  6.253  1996-2004  3.00-12.06
June 30, 1995  239,820   9,900   249,720   4.295  1996-2004  3.00-12.06
  Granted      154,500    -      154,500   6.433  2005-2006  6.00-7.13
  Exercised    (21,500)   -      (21,500)  4.052  2002-2005  3.00-6.00
  Lapsed        (2,200) (1,900)   (4,100)  7.676  1996-2003  3.00-12.06
June 30, 1996  370,620   8,000   378,620  $4.968  1996-2006  3.00-12.06

Stock options outstanding as of June 30, 1996 were exercisable as follows:

                                 Options        Options
                                 without         with
                                  SARS           SARS      Total
June 30, 1996                    345,620         8,000    353,620
March 31, 1997                    25,000           -       25,000
   Total                         370,620         8,000    378,620

As of June 30, 1996 options to purchases 13,130 shares of Common Stock were available to be granted under the 1986 Stock Option and Incentive Plan.

The Company's 1992 Stock Option Plan for Outside Directors (the "1992 Plan") provides for automatic grants of options to non-employee directors who were participants on the effective date of the plan and were reelected at as non-employee directors. At the annual meeting in 1995 the plan was amended so that all non-employee directors would be granted 2,000 options at June 30 of each subsequent year. The 1992 Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price of not less than the fair market value of the Company's stock on the date of the grant.

Changes in outstanding stock options were as follows:

                                  Average                     Price
                       Options     Price      Maturity        Range
   June 30, 1993       60,000     $3.000        2002          $3.00
   Granted              2,000      5.750        2003          5.75
   Lapsed                 -        -             -              -
   June 30, 1994       62,000      3.089      2002-2003     3.00-5.75
   Granted              4,000      5.000        2004          5.00
   Lapsed                 -        -             -              -
   June 30, 1995       66,000      3.205      2002-2004     3.00-5.75
   Granted             18,000      6.813      2005-2006     6.50-7.13
   Lapsed                 -        -             -              -
   June 30, 1996       84,000      4.000      2002-2006     3.00-7.13

As of June 30, 1996 options to purchase 46,000 shares of Common Stock were available to be granted under the 1992 Stock Option Plan for Outside Directors.

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS 123 also allows the Company to continue to measure compensation costs for stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees" and make pro forma disclosure of net income and earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been applied. The Company has elected not to adopt the accounting requirements of SFAS 123 and continue to account for stock-based compensation plans in accordance with APB No. 25. The Company's fiscal 1997 financial statements will include the pro forma disclosure requirements of SFAS 123.


NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit which are not reflected in the accompanying financial statements. At June 30, 1996 the Company had commitments under outstanding construction mortgages of $33,000, unused lines of credit of $13,293,000 and outstanding commitments to fund loans of $6,314,000. At June 30, 1995 the Company had commitments under outstanding construction mortgages of $476,000, unused lines of credit of $6,589,000 and outstanding commitments to fund loans of $7,686,000. The Company does not anticipate any material losses as a result of these transactions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company's exposure to credit loss in the event of non-performance by the other party to the commitment is represented by the contractual amount of the instrument. The exposure to credit loss is limited by evaluating the customer's credit worthiness on a case-by-case basis and by obtaining collateral if deemed necessary. Collateral held generally includes residential and commercial properties. The Company generally requires an initial loan to value ratio of no greater than 80% when real estate collateralizes a loan commitment.

The Company leases facilities under operating leases which expire at various dates through 2001. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by the Company. Rent expense totaled $129,820, $128,413 and $121,591 for 1996, 1995 and 1994,
respectively. Future minimum lease payments at June 30, 1996 are as follows:

                         1997   $156,544
                         1998    137,668
                         1999    134,960
                         2000     68,276
                         2001     22,561
                                $520,009

NOTE 13 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The fair value information of the Company's financial instruments required to be valued by SFAS 107 are as follows:

June 30,                               1996                1995
(dollars in thousands)               Estimated           Estimated
                                 Carrying  fair     Carrying   fair
                                   value   value      value    value
Financial Assets
 Cash and due from banks        $  6,630 $  6,630   $  5,791 $  5,791
 Federal funds sold               10,960   10,960      8,500    8,500
 Securities available for sale    50,171   50,171      7,102    7,102
 Securities held to maturity      75,412   73,364    120,092  119,948
 Loans                           155,563  153,841    156,245  152,558
 Allowance for loan losses        (4,866)     -       (5,372)     -
 Deferred loan origination
  fees, net                         (139)     -         (431)     -
 Loans, net                      150,558  153,841    150,442  152,558
 Accrued interest receivable       1,874    1,874      1,918    1,918

Financial Liabilities
 Deposits
  Demand (non-interest bearing) $ 10,750 $ 10,750   $  8,224 $  8,224
  NOW accounts                    25,653   25,653     21,921   21,921
  Money market                    60,945   60,945     63,059   63,059
  Savings and other               40,531   40,531     41,349   41,349
  Certificates of deposit        121,388  121,414    117,867  118,122
   Total deposits                259,267  259,293    252,420  252,675
 Securities sold under
  repurchase agreements           14,776   14,776     15,499   15,499
 FHLB advances                       -        -        5,000    5,000
 Accrued interest payable            140      140        298      298

Other Financial Instruments
 Interest rate swaps               $ -      $ -        $ (18)   $ -

NOTE 14 - NEWMIL BANCORP, INC. (parent company only) FINANCIAL
INFORMATION

The unconsolidated balance sheets of NewMil Bancorp, Inc. at June 30, and its statements of income and cash flows for each of the years ended June 30, are presented as follows:

 Balance Sheets                                June 30,     June 30,
 (in thousands)                                 1996         1995
 Assets
  Due from bank                                 $   957      $    82
  Note receivable                                   -          1,100
  Investment in New Milford Savings Bank         30,853       31,546
  Other assets                                       84            4
    Total Assets                                $31,894      $32,732
 Liabilities and Shareholders' Equity
  Liabilities                                   $     2      $    11
  Shareholders' equity                           31,892       32,721
    Total Liabilities and Shareholders' Equity  $31,894      $32,732

 Statements of Income                          Years ended June 30,
 (in thousands)                              1996      1995     1994
 Interest income                           $   36    $  334   $   42
 Dividends from subsidiary                  3,743       -        -
 Expenses                                     172       178       95
 Income (loss) before taxes and
  undistributed net income (loss)
  of subsidiary                             3,607       156      (53)
 Income tax benefit                           (81)      -        -
 Income (loss) before equity in
  undistributed net income
  of subsidiary                             3,688       156      (53)
 Equity in undistributed
  (equity distributed in excess of)
  net income of subsidiary                 (1,446)    6,068    2,384
 Net income                                $2,242    $6,224   $2,331


Parent Company Only Financial Information continued:

 Statements of Cash Flows                     Years ended June 30,
 (in thousands)                             1996      1995     1994
 Net income                               $ 2,242   $ 6,224  $ 2,331
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Equity in undistributed (equity
    distributed in excess of)
    net income of subsidiary                1,446    (6,068)  (2,384)
    Other                                     (89)      (22)       7
  Net cash provided (used) by operating
  activities                                3,599       134      (46)
 Investing Activities:

  Net decrease in note receivable
  from subsidiary                           1,100       100      100
    Net cash provided by investing
    activities                              1,100       100      100
 Financing Activities:
  Cash dividends declared                    (744)     (269)     -
  Proceeds from Treasury Stock issued          40        27      -
  Treasury stock purchased                 (3,207)      -        -
  Proceeds from exercise of stock options      87       -          6
    Net cash (used) provided by
    financing activities                   (3,824)     (242)       6
 Increase (decrease) in cash and
  cash equivalents                            875        (8)      60
 Cash and cash equivalents,
  beginning of year                            82        90       30
 Cash and cash equivalents, end of year   $   957  $     82  $    90

NOTE 15 - QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for 1996 and 1995 is as follows (in thousands except ratios and per share amounts):

                                      Year ended June 30, 1996
                               June 30,   Mar 31,   Dec 31,  Sept 30,
Statement of Income
Interest and dividend
 income                          $5,557    $5,315    $5,464    $5,501
Interest expense                  2,560     2,571     2,647     2,660
Net interest income               2,997     2,744     2,817     2,841
Provision for loan losses           100       100       100       100
Non-interest income
 Securities gains (losses), net     -          72       (55)       10
 Gains on loans, net                  5       -         -           5
Service fees and other              313       298       311       296
Non-interest expense              2,180     2,007     2,089     2,189
Income before income taxes        1,035     1,007       884       863
Income tax provision (benefit)      430       394       365       358
Net income                          605       613       519       505

Financial Condition
Total assets                   $309,363  $291,578  $304,574  $303,259
Loans, net                      150,558   146,739   147,378   149,077
Allowance for loan losses         4,866     5,200     5,133     5,242
Securities                      125,583   110,455   118,989   124,827
Deposits                        259,267   257,241   256,552   250,287
Borrowings                       14,776       -      10,979    17,126
Shareholders' equity             31,892    32,459    34,381    33,209
Non-performing assets             6,480     8,403     8,093     8,322

Per Share Data
Earnings                          $0.14      $0.14    $0.11     $0.11
Cash dividends                     0.05       0.05     0.05      0.02
Book value                         7.84       7.77     7.65      7.39
Market price: (a)
  High                            7.750      7.750    7.500     7.000
  Low                             6.500      6.375    6.000     5.750

Statistical Data
Net interest margin                4.21%      3.91%    3.97%     3.96%
Efficiency ratio                  65.76      64.45    67.98     69.45
Return on average assets           0.78       0.83     0.70      0.67
Return on average
  shareholders equity              7.59       7.20     6.25      6.08
Weighted average equivalent
 shares outstanding, primary      4,257      4,488    4,601     4,586

Quarterly Financial Data (unaudited)
continued:

                                      Year ended June 30, 1995
                               June 30,   Mar 31,   Dec 31,  Sept 30,
Statement of Income
Interest and dividend
 income                          $5,512    $5,103    $4,872    $4,796
Interest expense                  2,609     2,423     2,266     2,304
Net interest income               2,903     2,680     2,606     2,492
Provision for loan losses           100       100       100       100
Non-interest income
 Securities gains (losses), net     -          30       196       -
 Gains (losses) on loans, net        24       -         -           4
Service fees and other              304       276       291       296
Non-interest expense              2,530     2,300     2,306     2,216
Income before income taxes          601       586       687       476
Income tax (benefit) provision   (3,911)       12        13        12
Net income                        4,512       574       674       464

Financial Condition
Total assets                   $308,671  $294,868  $295,627  $310,489
Loans, net                      150,442   147,388   143,552   141,356
Allowance for loan losses         5,372     5,518     5,418     5,298
Securities                      127,194   129,268   131,578   149,482
Deposits                        252,420   246,798   245,452   233,429
Borrowings                       20,499    18,078    21,886    49,857
Shareholders' equity             32,721    26,475    25,565    25,110
Non-performing assets             8,885    10,734    11,081    11,438

Per Share Data
Earnings                          $0.99      $0.13    $0.15     $0.10
Cash dividends                     0.02       -        0.02      0.02
Book value                         7.29       5.90     5.70      5.60
Market price: (a)
  High                            6.250      5.250    5.750     5.750
  Low                             5.000      4.750    3.875     4.500

Statistical Data
Net interest margin                4.07%      3.78%    3.64%     3.33%
Efficiency ratio                  78.30      77.03    74.56     79.37
Return on average assets           6.13       0.78     0.90      0.59
Return on average
  shareholders equity             66.20       8.73    10.46      7.28
Weighted average equivalent
 shares outstanding, primary      4,589      4,538    4,518     4,550

NewMil Bancorp, Inc.'s Common Stock, par value $.50 per share ("Common Stock") trades on the NASDAQ Stock Market under the symbol NMSB. As of September 3, 1996, there were 1,831 shareholders of record of the Company's Common Stock.

(a) The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosures between the Company and its independent accountants for which a Form 8-K was required to be filed during the two most recent fiscal years or for the period from June 30, 1996 to the date hereof.


                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears on pages 5 through 7 of the Company's Proxy Statement dated September 23, 1996 for the 1996 Annual Meeting of Shareholders, under the captions "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.


Item 11.  EXECUTIVE COMPENSATION

The information required by this item appears on pages 8 and 9 of the Company's Proxy Statement dated September 23, 1996 for the 1996 Annual Meeting of Shareholders, under the caption "Executive Compensation". Such information is incorporated herein by reference and made a part hereof.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required by this item appears on pages 5 through 7 of the Company's Proxy Statement dated September 23, 1996 for the 1996 Annual Meeting of Shareholders, under the caption "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears on page 15 of the Company's Proxy Statement dated September 23, 1996 for the 1996 Annual Meeting of Shareholders, under the caption "Transactions with Management and Others". Such information is incorporated herein by reference and made a part hereof.

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

     3.1.1 Amendment to Certificate of Incorporation of the Company increasing authorized shares of common stock from 6,000,000 to 20,000,000 (incorporated by reference to the Registrant's 1994 Proxy Statement dated September 23, 1994, page A-1).

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

     10.6 The NewMil Bancorp, Inc. Amended and Restated 1986 Stock Option and Incentive Plan (incorporated by reference to the Registrant's 1995 Proxy Statement dated September 20, 1995, pages A-1 to A-11).

     10.7 Employment agreement between New Milford Savings Bank and its President and CEO, Francis J. Wiatr, as of March 31, 1994 (incorporated by reference to the Registrant's 1995 Form 10-K).

     10.8 Dividend reinvestment plan for NewMil Bancorp's shareholders.

     10.9 Change in control agreements between New Milford Savings Bank and management.

     10.10 The Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's 1995 Proxy Statement dated September 20, 1995, pages B-1 to B-4).

     11.1      Statement regarding Computation of Net Income Per Common
               Share

     18.3      Consent of Coopers & Lybrand

     20.1 Proxy Statement dated September 23, 1996 for the Annual Meeting of Shareholders, of NewMil Bancorp, Inc.

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


     NEWMIL BANCORP, INC.

     /s/ Anthony J. Nania
     Anthony J. Nania
     Chairman of the Board and
     Chief Executive Officer
     September 17, 1996


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.


      /s/ Anthony J. Nania
      Anthony J. Nania
      Chairman of the Board and
      Chief Executive Officer
      September 17, 1996

      /s/ Willis H. Barton, Jr.
      Willis H. Barton, Jr.
      Director
      September 17, 1996

      /s/ Herbert E. Bullock
      Herbert E. Bullock
      Director
      September 17, 1996

      /s/ Laurie G. Gonthier
      Laurie G. Gonthier
      Director
      September 17, 1996

      /s/ Dr. John V. Haxo
      Dr. John V. Haxo
      Director
      September 17, 1996

      /s/ Suzanne L. Powers
      Suzanne L. Powers
      Director
      September 17, 1996

      /s/ Francis J. Wiatr
      Francis J. Wiatr
      Director and President
      September 17, 1996

      /s/ Mary C. Williams
      Mary C. Williams
      Director
      September 17, 1996

      /s/ B. Ian McMahon
      B. Ian McMahon
      Senior Vice President and
      Chief Financial Officer
      September 17, 1996