Form 10-Q
period 1996-12-31
NEWMIL BANCORP INC
filed 1997-02-13
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         For quarterly period ended
                              December 31, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of December 31, 1996 is 4,042,390.


                     NEWMIL BANCORP, INC. and SUBSIDIARY

                              TABLE OF CONTENTS


                                                                         Page

                        PART I  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheets as of
          December 31, 1996 and June 30, 1996. . . . . . . . . . . . . . . .3

          Consolidated Statement of Income
          for the three month and six month
          periods ended December 31, 1996 and 1995 . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
          for the six month periods ended
          December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .7

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 13


                         PART II  OTHER INFORMATION

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 28

Item 4    Submission of matters to a vote of
          security holders . . . . . . . . . . . . . . . . . . . . . . . . 28

Item 5    Other information. . . . . . . . . . . . . . . . . . . . . . . . 28

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 28

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                                December 31,  June 30,
                                                    1996        1996
ASSETS
Cash and due from banks                         $   5,802   $   6,630
Federal funds sold                                 17,300      10,960
Securities:
 Available-for-sale at market                      44,467      50,171
 Held-to-maturity at amortized cost
  (market value: $71,328 and $73,364)              72,787      75,412
Loans (net of allowance for
 loan losses: $5,022 and $4,866)                  158,545     150,558
Real estate acquired
 (net of valuation reserve: $441 and $474)            869       2,224
Bank premises and equipment, net                    6,056       6,219
Accrued income                                      1,829       1,874
Deferred tax asset, net                             3,571       4,612
Other assets                                          637         703

    Total Assets                                 $311,863    $309,363

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                  $  11,146   $  10,750
 NOW accounts                                      25,342      25,653
 Money market                                      61,163      60,945
 Savings and other                                 37,760      40,531
 Certificates of deposit                          128,443     121,388
    Total deposits                                263,854     259,267
Securities sold under agreement to repurchase       5,071      14,776
Federal Home Loan advances                          8,000         -
Accrued interest and other liabilities              2,199       3,428
    Total Liabilities                             279,124     277,471

Commitments and contingencies                         -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,987,888 and 5,987,388 shares           2,994       2,994
 Paid-in capital                                   44,191      44,189
 Retained earnings                                  6,217       5,413
 Unrealized losses on securities
  available-for-sale, net                            (313)       (511)
 Unrealized losses on securities transferred
  to held-to-maturity, net                         (1,212)     (1,255)
 Treasury stock, at cost - 1,945,498
  and 1,917,498 shares                            (19,138)    (18,938)
    Total Shareholders' Equity                     32,739      31,892

    Total Liabilities and Shareholders' Equity   $311,863    $309,363

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)
                                  Three months ended Six months ended
                                      December 31,     December 31,
                                      1996    1995      1996    1995
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans         $3,607  $3,456    $7,154  $6,928
 Interest on securities              1,795   1,940     3,674   3,923
 Dividend income                        22      22        47      46
 Interest on federal funds sold        232      46       402      68
  Total interest and dividend
    income                           5,656   5,464    11,277  10,965

INTEREST EXPENSE
 Deposits                            2,518   2,522     4,995   5,008
 Borrowed funds                        178     125       372     299
  Total interest expense             2,696   2,647     5,367   5,307

Net interest and dividend income     2,960   2,817     5,910   5,658

PROVISION FOR LOAN LOSSES              100     100       200     200
Net interest and dividend
 income after provision
  for loan losses                    2,860   2,717     5,710   5,458

NON-INTEREST INCOME
 Service charges on deposit accounts   249     218       483     413
 Securities losses, net                 (5)    (55)      (10)    (45)
 Gains on mortgage loans, net           48      -         74       5
 Loan servicing fees                    27      32        56      64
 Other                                  64      61       132     130
  Total non-interest income            383     256       735     567

NON-INTEREST EXPENSE
 Salaries                              930     824     1,911   1,678
 Employee benefits                     221     208       478     432
 Occupancy                             218     186       430     365
 Equipment                             174     166       348     337
 Insurance                              20      54        39      76
 Collection and real estate
  acquired, net of (gains)             (65)     92       (50)    308
 Professional services                  88     110       162     234
 Marketing                              66      51        97      86
 Shareholders relationship              45      29        52      77
 Other                                 434     369       823     685
  Total non-interest expense         2,131   2,089     4,290   4,278

INCOME BEFORE INCOME TAXES           1,112     884     2,155   1,747
Provision for income taxes             467     365       905     723
NET INCOME                          $  645  $  519    $1,250  $1,024

Earnings per share                   $0.15   $0.11     $0.29   $0.22
Dividends per share                  $0.06   $0.05     $0.11   $0.07

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                           Six months
                                                            ended
                                                        December 31,
                                                       1996      1995
Operating Activities
 Net income                                          $1,250    $1,024
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                           200       200
    Provision for losses on
     real estate acquired                               -         172
    Provision for depreciation and
     amortization                                       307       273
    Decrease in deferred income tax asset               881       698
    Amortization and accretion of securities
     premiums and discounts, net                         42       198
    Securities losses, net                               10        45
    Realized gains on loan sales, net                   (74)       (5)
    Realized gains on sales of real
     estate acquired, net                              (154)     (183)
    Decrease in accrued income                           46       145
    Decrease in accrued interest
    and other liabilities                            (1,141)     (403)
    Decrease in other assets, net                        65       104
     Net cash provided by
     operating activities                             1,432     2,268
Investing Activities
 Proceeds from sales of securities
  available-for-sale                                 12,681     3,942
 Proceeds from maturities and principal
  repayments of securities                            1,859     2,210
 Proceeds from sale of available-for-sale
  mortgage backed securities                            348       942
 Purchases of securities available-for-sale          (7,991)      -
 Purchase of trading securities                         -      (5,900)
 Principal collected on mortgage backed
  securities                                          1,780     2,428
 Loan advances, net                                  (8,338)      (44)
 Proceeds from sale of real estate
  acquired                                            1,838     1,731
 Payments to improve real estate acquired              (104)     (546)
 Net purchases of Bank premises
  and equipment                                        (144)     (219)
     Net cash provided by
     investing activities                             1,929     4,544

Financing Activities
 Net increase in deposits                             4,500     4,166
 Net repayments of repurchase agreements             (9,705)   (7,520)
 Net proceeds from (repayments of) FHLB advances      8,000    (2,000)
 Treasury stock purchase                               (200)      -
 Cash dividends paid                                   (446)     (315)
 Proceeds from exercise of stock options                  2        13
     Net cash provided (used) by
     financing activities                             2,151    (5,656)
     Increase in cash and cash equivalents            5,512     1,156
Cash and federal funds sold, beginning
 of year                                             17,590    14,291
Cash and federal funds sold, end of year            $23,102   $15,447

Cash paid during period
 Interest to depositors                            $  4,908  $  4,974
 Interest on borrowings                                 411       127
 Income taxes                                           405        94
Non-cash transfers
 From securities held-to-maturity
  to securities available-for-sale                      -      40,530
 From loans to real estate acquired                     225     2,913

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 1996.

Effective July 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not have a material effect on the Company's financial condition or its results of operations.

Effective July 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights". SFAS 122 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". It requires that the Company recognize an asset for rights to service mortgage loans for others, however those servicing rights are acquired. It also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The loans sold, with servicing retained, was minimal for the six months ended December 31, 1996, therefore, the adoption of this standard did not have a material effect on the Company's financial condition or its results of operations.

Effective January 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Serving of Financial Assets and Extinguishment of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishing of liabilities occurring after December 31, 1996, on a prospective basis. The adoption of this standard will not have a material effect on the Company's financial condition or its results of operations.

NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) are as follows:

(dollars in thousands)          Estimated        Gross        Amort-
                                  fair        unrealized       ized
                                  value     gains    losses    cost
December 31, 1996
U.S. Government Agencies
 Within 5 years                 $26,054      $121    $  3    $25,936
 After 5 and within 10 years        966        -       34      1,000
Mortgage backed securities        6,945       116      40      6,869
Collateralized mortgage
 obligations                      8,955        -      682      9,637
  Total debt securities          42,920       237     759     43,442
Federal Home Loan Bank stock      1,547        -       -       1,547
 Total securities
  available-for-sale            $44,467      $237    $759    $44,989

June 30, 1996
U.S. Government Agencies
 Within 5 years                 $17,940      $ 22     $ 2    $17,920
 After 5 and within 10 years        938       -        63      1,001
Mortgage backed securities        7,772       127     134      7,779
Collateralized mortgage
 obligations                     21,974        -      802     22,776
  Total debt securities          48,624       149   1,001     49,476
Federal Home Loan Bank stock      1,547        -       -       1,547
 Total securities
  available-for-sale            $50,171      $149  $1,001    $51,023

Securities classified held-to-maturity (carried at amortized cost) are as follows:

(dollars in thousands)                           Gross       Estimated
                                Amortized     unrealized       fair
                                 cost(a)    gains    losses    value
December 31, 1996
Mortgage backed securities      $ 9,759     $  -    $  47    $ 9,712
Collateralized mortgage
 obligations                     63,028       222   1,634     61,616
 Total securities
  held-to-maturity              $72,787     $ 222  $1,681    $71,328
June 30, 1996
Mortgage backed securities      $10,980     $ -    $  222    $10,758
Collateralized mortgage
 obligations                     64,432         6   1,832     62,606
 Total securities
  held-to-maturity              $75,412     $   6  $2,054    $73,364

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Securities with an amortized cost and market value of $11,214,000 and $11,235,000, respectively, were pledged as collateral against repurchase agreements and public funds at December 31, 1996.

Cash proceeds and realized gains and losses from sales of securities during the six month periods ended December 31 are as follows:

(dollars in thousands)                     Cash    Realized  Realized
                                         proceeds    gains    losses

Six months ended December 31, 1996
Available-for-sale
  Mortgage backed securities             $   348      $ 17      $  -
  Collateralized mortgage
   obligation                            $12,681      $  3      $ 30
Total                                    $13,029      $ 20      $ 30

Six months ended December 31, 1995
Available-for-sale
  Mortgage backed securities              $  942     $   4     $  -
  Collateralized mortgage obligations      3,932       -          62
  Marketable equity securities (a)            10        10        -
Total                                     $4,884     $  14     $  62

(a) Represents the settlement proceeds from a class action suit relating to a previously held equity security.

NOTE 3 - LOANS

Major classifications of loans are as follows:

                                         December 31,   June 30,
     (in thousands)                         1996          1996
     Real estate mortgages:
      One-four family residential        $ 89,434      $ 89,159
      Five or more family residential       5,985         3,262
      Commercial                           27,637        30,408
      Land                                  8,841         9,472
     Commercial and industrial             11,031         6,130
     Home equity lines of credit           17,921        14,474
     Installment and other                  2,855         2,658
      Total loans, gross                  163,704       155,563
     Deferred loan origination fees, net     (137)         (139)
     Allowance for loan losses             (5,022)       (4,866)
      Total loans, net                   $158,545      $150,558

     Impaired loans
      With valuation allowance             $2,191        $2,688
      With no valuation allowance           5,175         3,900
      Total impaired loans                  7,366         6,588
      Valuation allowance                     868           813

Changes in the allowance for loan losses for the six month periods ended December 31, are as follows:

     (in thousands)                          1996          1995
     Balance, beginning of period          $4,866        $5,372
     Provision for losses                     200           200
     Charge-offs                              (46)         (441)
     Recoveries                                 2             2
     Balance, end of period                $5,022        $5,133

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

                                        December 31,     June 30,
      (in thousands)                       1996           1996
      Non-accrual loans                    $3,697        $3,809
      Accruing loans past due
        90 days or more                       241           166
      Accruing troubled debt
        restructured loans                    277           281
        Total non-performing loans          4,215         4,256
      Real estate acquired                  1,310         2,698
      Allowance for estimated losses         (441)         (474)
        Total real estate acquired, net       869         2,224
        Total non-performing assets        $5,084        $6,480

Real estate acquired includes collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt, or loans where the Company has taken physical possession of the collateral.

Changes in the real estate acquired valuation reserve for the six month periods ended December 31 are as follows:

     (in thousands)                               1996     1995
     Valuation reserve at beginning of period     $474     $313
     Charge-offs                                   (33)     (50)
     Provision                                     -        172
     Valuation reserve at end of period           $441     $435

NOTE 5 - INCOME TAXES

The components of the provision for income taxes for the three and six month periods ended December 31 are as follows:

                                Three months ended   Six months ended
                                   December 31,        December 31,
                                    1996   1995         1996   1995
     (in thousands)
     Current provision
       Federal                     $ 412  $ 301        $ 759  $ 594
       State                         146    102          269    201
       Benefit from net operating
        loss carry forwards
        Federal                     (195)  (294)        (325)  (581)
        State                       (140)   (96)        (257)  (189)
        Total                        223     13          446     25
     Deferred provision
       Federal                       217    239          422    515
       State                          27    113           37    183
        Total                        244    352          459    698
     Income tax provision          $ 467  $ 365        $ 905  $ 723

Included in the Company's deferred tax assets as of December 31, 1996 were Federal net operating loss carryforwards of approximately $2.0 million (expiring in 2007) and State net operating loss carryforwards of approximately $7.6 million (expiring in 1997) which can be applied to reduce future Federal and State income taxes. Also included as of December 31, 1996 were Federal and State capital loss carryforwards of approximately $4.8 million and $4.7 million (expiring principally in 1997), respectively, which the Company does not expect to utilize because of the discontinuation of investing in marketable equity securities.

NOTE 6 - SHAREHOLDERS' EQUITY

Capital Requirements
The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios at December 31, 1996, were as follows:

                                         Company    Bank
     Leverage ratio                      10.86%    10.62%
     Tier I risk-based ratio             20.20%    19.77%
     Total risk-based ratio              21.47%    21.04%

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

Restrictions on Subsidiary's Dividends and Payments
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the six month period ended December 31, 1996 is $7,151,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

NewMil Bancorp, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of the Company and its subsidiary should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

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

RESULTS OF OPERATIONS
For the three month periods ended December 31, 1996 and 1995

Overview
The Company earned net income of $645,000, or $0.15 per share, for the quarter ended December 31, 1996, the second fiscal quarter of the Company's fiscal year. This compares with net income of $519,000, or $0.11 per share, for the quarter ended December 31, 1995, an improvement of 24%. The increase reflects improvements in net interest income and non-interest income.

Analysis of net interest and dividend income
Net interest and dividend income increased $143,000, or 5.08%, for the quarter ended December 31, 1996 as compared with the prior year period. This increase resulted from a 2 basis points increase in net interest margin (to 3.99% from 3.97%) in addition to a $13.1 million, or 4.62% increase in average earning assets. The improvement in net interest margin was driven by higher volume of interest earning assets and the benefit of lower cost of funds, 4.11% as compared to 4.18% a year ago. Yield on interest earning assets declined by 8 basis points as compared to a year ago, while the cost of interest bearing liabilities declined by 7 basis points.

The following table set forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended December 31, 1996 and 1995.

Three months ended December 31, 1996      Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $161,653   $3,607      8.93%
Mortgage backed securities                 17,225      272      6.32
Other securities(b)                       117,707    1,777      6.04
 Total earning assets                     296,585    5,656      7.63
Other assets                               11,305
 Total assets                            $307,890

NOW accounts                              $24,088       90      1.50
Money market accounts                      61,168      466      3.05
Savings & other                            37,628      251      2.67
Certificates of deposit                   126,763    1,711      5.40
 Total interest-bearing deposits          249,647    2,518      4.03
Borrowings                                 12,810      178      5.56
 Total interest-bearing funds             262,457    2,696      4.11
Demand deposits                            11,131
Other liabilities                           1,392
Shareholders' equity                       32,910
 Total liabilities and
 shareholders' equity                    $307,890

Net interest income                                 $2,960
Spread on interest-bearing funds                                3.52
Net interest margin(c)                                          3.99

Three months ended December 31, 1995      Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $153,205   $3,456      9.02%
Mortgage backed securities                 22,613      337      5.96
Other securities(b)                       107,658    1,671      6.21
 Total earning assets                     283,476    5,464      7.71
Other assets                               13,590
 Total assets                            $297,066

NOW accounts                              $22,847       85      1.49
Money market accounts                      60,785      464      3.05
Savings & other                            39,178      258      2.63
Certificates of deposit                   122,029    1,715      5.62
 Total interest-bearing deposits          244,839    2,522      4.12
Borrowings                                  8,278      125      6.04
 Total interest-bearing funds             253,117    2,647      4.18
Demand deposits                             8,705
Other liabilities                           1,479
Shareholders' equity                       33,765
 Total liabilities and
 shareholders' equity                    $297,066

Net interest income                                 $2,817
Spread on interest-bearing funds                                3.53
Net interest margin(c)                                          3.97

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

Three months ended December 31,             1996 versus 1995
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                              $ 191    $ (38)  $  (2)   $ 151
  Mortgage backed securities           (80)      20      (5)     (65)
  Other securities                     156      (46)     (4)     106
   Total                               267      (64)    (11)     192
Interest-bearing liabilities:
  Deposits                              50      (53)     (1)      (4)
  Borrowings                            68      (10)     (5)      53
   Total                               118      (63)     (6)      49
Net change to interest income        $ 149    $  (1)  $  (5)   $ 143

Interest income
Total interest and dividend income increased $192,000, or 3.5%, for the quarter ended December 31, 1996 as compared with the same period a year ago. This increase is a result of an increase of $13.1 million, or 4.6%, in average earning assets, offset by a slight decline in yield.

Loan interest and fee income increased $151,000, or 4.4%, for the quarter ended December 31, 1996 as compared with the prior year period as a result of higher average balances, offset by lower yields, down by 9 basis points. Average loan balances increased $8.4 million, or 5.5%.

Investment and fed funds income increased $41,000, or 2.0%, for the quarter ended December 31, 1996 as compared with the prior year period as a result of a $4.7 million, or 3.6%, increase in average investments offset by lower yields on investments and fed funds. Average investment yield decreased to 6.07% for 1996 from 6.17% in 1995 as a result of the repricing of floating rate securities. Fed funds yield decreased to 5.33% from 5.64% in 1995, reflecting the lower interest rate environment in 1996.

Interest expense
Interest expense for the quarter ended December 31, 1996 increased $49,000, or 1.9%, as compared to the same quarter of the prior year as a result of increased deposit and borrowings volume offset by lower cost of funds. Total average balances for deposits and borrowings increased by $9.3 million, or 3.7%, for the period. Average cost of funds decreased to 4.11% from 4.18% in 1995. This decrease reflects the lower interest rate environment in 1996 and the resulting effect on time deposits.

Deposit expense decreased $4,000, or 0.2%, as a result of lower deposit rates offset by deposit growth of $4.8 million, or 2.0%. Deposit growth has been primarily in the certificate of deposit category, which increased $4.7 million, or 3.9%. Certificate of deposits have also seen the most significate movement in rates since 1995, with the average cost declining to 5.40% from 5.62% a year ago. Other deposit rates (Savings Money Market and NOW) have remained relatively stable over the past year.

Interest expense on borrowings increased by $53,000, or 42.4%, as a result of higher average balances, offset in part by lower borrowing rates. Average borrowings increased $4.5 million, or 54.7%. The average cost of borrowings decreased 48 basis points to 5.56% in 1996 from 6.04% in 1995. The Company's borrowings are generally for terms of one month and under.

Provision and Allowance for loan losses
The Company provided $100,000 for loan losses during the quarter ended December 31, 1996, unchanged from the prior year period provision. The following table details changes in the allowance for loan losses during the three month periods ended December 31:

                                             1996          1995
   (dollars in thousands)
   Balance, beginning of period            $4,931         $5,242
   Provision for losses                       100            100
   Charge-offs                                (10)          (209)
   Recoveries                                   1            -
   Balance, end of period                  $5,022         $5,133
   Ratio of allowance for loan losses:
     to non-performing loans                119.15%        109.73%
     to total gross loans                     3.07           3.37

The increase in the reserve coverage to non-performing loans results from the $463,000 decrease in non-performing loans, since December 31, 1995. For a discussion of non-performing loans see "Asset Quality and Portfolio Risk". The decrease in reserve coverage to total loans results from new loan originations, changes in loan mix and ongoing credit administration efforts, all of which contribute to improvements in the risk profile of the portfolio.

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at December 31, 1996, is adequate. Should the economic climate begin to deteriorate, borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the FDIC, in March 1996. No additions to the allowance were requested as a result of this examination.

Non-interest income
The following table details the principal categories of non-interest income for the three month periods ended December 31.

 (in thousands)                    1996      1995        Change
 Service charges on
  deposit accounts                 $249      $218     $ 31    14.2%
 Securities losses, net              (5)      (55)      50    90.9
 Gains on loans, net                 48        -        48   100.0
 Loan servicing                      27        32       (5)  (15.6)
 Other                               64        61        3     4.9
  Total non-interest income        $383      $256     $127    49.6

Service charges on deposit accounts increased $31,000, or 14.2%, reflecting the increased in service charge activity as a result of higher NOW and Demand deposit balances coupled with higher ATM activity. Gains on loan sales result from the Company's increased activity in the secondary market over the past year. The decrease in Loan serving fees is a result of the lower servicing portfolio. At December 31, 1996 the loan servicing portfolio totaled $29.9 million compared to $32.9 million at December 31, 1995.

Operating expenses
The following table details the principal categories of operating expenses for the three month periods ended December 31.

 (in thousands)                    1996      1995        Change
 Salaries                        $  930    $  824    $ 106    12.9 %
 Employee benefits                  221       208       13     6.3
 Occupancy                          218       186       32    17.2
 Equipment                          174       166        8     4.8
 Insurance                           20        54      (34)  (63.0)
 Collections and REA,
  net of (gains)                    (65)       92     (157) (170.7)
 Professional services               88       110      (22)  (20.0)
 Postage and telecommunications      89        70       19    27.1
 Marketing                           66        51       15    29.4
 Other operating                    390       328       62    18.9
  Total operating expenses       $2,131    $2,089    $  42     2.0

Salaries expense increased for the quarter ended December 31, 1996 as compared with the prior year period due primarily to increases in staffing, primarily in lending and retail banking and annual salary increases of approximately 4% offset by higher deferred loan origination expense due to higher mortgage loan origination activity. Employee benefits expense increased primarily as a result of increased taxes and other benefits related to the increased salary and wages. Occupancy expense increased $32,000, as a result of increased cost of building maintenance and an additional branch location. Collection and real estate acquired expense decreased $157,000, due primarily to reductions in non-performing assets over the past year coupled with gains on sales in 1996 and the absence of a provision for OREO losses in 1996. Changes in professional services have decreased as a result of lower consulting and legal fees. Postage and phone expense has increased as a result of an additional branch and increased lending activity. Marketing expense has increased as a result of marketing our retail and lending products in new geographic areas and the Company's continuing efforts to attract commercial customers for deposit and lending products. Other operating expenses, which include shareholder relations, office supplies and other expenses, increased as a result of normal changes in operating activities.

Income taxes
Net income for the quarter included an income tax provision of $467,000, representing a 42% effective rate, as compared with a provision of $365,000, a 41% effective rate, a year ago.

The Company's income tax expense of $467,000 for the quarter ended December 31, 1996 represents deferred federal and state taxes totaling $244,000 and minimum federal and state taxes totaling $223,000, net of federal and state tax benefits from the utilization of net operating loss carryforwards.

The Company's income tax expense of $365,000 for the quarter ended December 31, 1995 represents deferred federal and state taxes totaling $353,000 and minimum federal and state taxes totaling $13,000, net of federal and state tax benefits from the utilization of net operating loss carryforwards.

For the six month periods ended December 31, 1996 and 1995

Overview
The Company earned net income of $1,250,000, or $0.29 per share, for the six month period ended December 31, 1996. This compares with net income of $1,024,000, or $0.22 per share, for the same period ended December 31, 1995. The increased income, for the six month period, is a result of increases in net interest income and non-interest income.

Analysis of net interest and dividend income
Net interest and dividend income increased $252,000, or 4.5%, for the six months ended December 31, 1996 as compared with the prior year period. This increase resulted from a 3 basis points increase in net interest margin (to 4.00% from 3.97%) coupled with a $10.5 million, or 3.7% increase in average earning assets. The improvement in net interest margin was driven by a 8 basis point decline in the cost of funds while the yield on assets declined 6 basis point.

The following table set forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the six month periods ended December 31, 1996 and 1995.

Six months ended December 31, 1996        Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $159,869   $7,154      8.95%
Mortgage backed securities                 17,784      566      6.37
Other securities(b)                       117,952    3,557      6.03
 Total earning assets                     295,605   11,277      7.63
Other assets                               12,169
 Total assets                            $307,774

NOW accounts                              $24,130      181      1.50
Money market accounts                      61,384      938      3.06
Savings & other                            38,604      513      2.66
Certificates of deposit                   125,124    3,363      5.38
 Total interest-bearing deposits          249,242    4,995      4.01
Borrowings                                 13,475      372      5.52
 Total interest-bearing funds             262,717    5,367      4.09
Demand deposits                            10,939
Other liabilities                           1,502
Shareholders' equity                       32,616
 Total liabilities and
 shareholders' equity                    $307,774

Net interest income                                 $5,910
Spread on interest-bearing funds                                3.54
Net interest margin(c)                                          4.00

Six months ended December 31, 1995        Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $154,070   $6,928      8.99%
Mortgage backed securities                 23,343      689      5.90
Other securities(b)                       107,711    3,348      6.22
 Total earning assets                     285,124   10,965      7.69
Other assets                               13,173
 Total assets                            $298,297

NOW accounts                              $22,544      168      1.49
Money market accounts                      61,582      940      3.05
Savings & other                            39,998      527      2.64
Certificates of deposit                   120,521    3,373      5.60
 Total interest-bearing deposits          244,645    5,008      4.09
Borrowings                                  9,912      299      6.03
 Total interest-bearing funds             254,557    5,307      4.17
Demand deposits                             8,537
Other liabilities                           1,700
Shareholders' equity                       33,503
 Total liabilities and
 shareholders' equity                    $298,297

Net interest income                                 $5,658
Spread on interest-bearing funds                                3.52
Net interest margin(c)                                          3.97

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

Six months ended December 31,               1996 versus 1995
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                              $ 261    $ (34)  $  (1)  $  226
  Mortgage backed securities          (164)      54     (13)    (123)
  Other securities                     318     (100)     (9)     209
   Total                               415      (80)    (23)     312
Interest-bearing liabilities:
  Deposits                              94     (105)     (2)     (13)
  Borrowings                           107      (25)     (9)      73
   Total                               201     (130)    (11)      60
Net change to interest income        $ 214    $  50   $ (12)   $ 252

Interest income
Total interest and dividend income increased $312,000, or 2.8%, for the six months ended December 31, 1996 as compared with the same period a year ago.

Loan interest and fee income increased $226,000, or 3.3%, for the six months ended December 31, 1996 as compared with the prior year period as a result of increased loan volume, which increased $5.8 million, or 3.8%. The yield on the loan portfolio decreased to 8.95%, a decrease of 4 basis points as compared to the prior year.

Investment and fed funds income increased $86,000, or 2.1%, for the six months ended December 31, 1996 as compared with the prior year period as a result of a $4.7 million, or 3.6%, increase in average investments offset by lower yields on securities. Average investment yield decreased to 6.08% for 1996 from 6.16% in 1995 as a result of the downward repricing of floating rate securities and changes in the mix of the investment portfolio.

Interest expense
Interest expense for the six months ended December 31, 1996 increased $60,000, or 1.1%, as compared to the same period in the prior year. Total average balances for deposits and borrowings increased by $8.2 million, or 3.2%, for the period. The average cost of funds decreased 8 basis points to 4.09% for 1996 from 4.17% for 1995.

Deposit expense decreased $13,000, or 0.3%, as a result of lower deposit rates, offset by deposit growth of $4.6 million, or 1.9%. Bank deposit rates, particularly savings and money market rates, have remained stable over the past year. The rates on certificates however have decreased to 5.38% in 1996 from 5.60% in 1995.

Interest expense on borrowings increased by $73,000, or 24.4%, as a result of higher average balances, offset in part by lower borrowing rates. Average borrowings increased $3.6 million, or 35.9%. The average cost of borrowings decreased to 5.52% in 1996 from 6.03% in 1995, as a result of the lower interest rate environment in 1996.

Provision and Allowance for loan losses
The Company provided $200,000 for loan losses during the six months ended December 31, 1996 and 1995. The following table details changes in the allowance for loan losses during the six month periods ended December 31:

                                             1996           1995
   (dollars in thousands)
   Balance, beginning of period            $4,866         $5,372
   Provision for losses                       200            200
   Charge-offs                                (46)          (441)
   Recoveries                                   2              2
   Balance, end of period                  $5,022         $5,133
   Ratio of allowance for loan losses:
     to non-performing loans               119.15%        109.73%
     to total gross loans                    3.07           3.37

For a detailed discussion of the Bank's allowance for loan losses see "For the three month periods ended December 31, 1996 and 1995", above.

Non-interest income
The following table details the principal categories of non-interest income for the six month periods ended December 31.

 (in thousands)                    1996      1995        Change
 Service charges on
  deposit accounts                 $483      $413     $ 70    17.0%
 Securities losses, net             (10)      (45)      35   (77.8)
 Gains on loan sales, net            74         5       69  1380.0
 Loan servicing                      56        64       (8)  (12.5)
 Other                              132       130        2     1.5
  Total non-interest income        $735      $567     $168    29.6

Service charges on deposit accounts increased $70,000 reflecting both the increased level of usage at the Bank's ATMs and higher deposit fees reflected in a higher deposit base. During the six months the Company realized a net gain of $74,000 from the sales of loans as a result of increased secondary market activity.

Operating expenses
The following table details the principal categories of operating expenses for the six month periods ended December 31.

 (in thousands)                     1996      1995       Change
 Salaries                        $1,911     $1,678   $ 233    13.9%
 Employee benefits                  478        432      46    10.6
 Occupancy                          430        365      65    17.8
 Equipment                          348        337      11     3.3
 Insurance                           39         76     (37)  (48.7)
 Collections and REA,
  net of (gains)                    (50)       308    (358) (116.2)
 Professional services              162        234     (72)  (30.8)
 Postage and telecommunications     173        140      33    23.6
 Marketing                           97         86      11    12.8
 Other operating                    702        622      80    12.9
  Total operating expenses       $4,290     $4,278   $  12     0.3

Salaries expense increased for the six month period ended December 31, 1996 as compared with the prior year period primarily as a result of higher level of staffing, primarily in lending and an additional branch location and annual salary increases of approximately 4%. Employee benefits expense increased primarily as a result of the increase in taxes related to the increased salary and wages. Occupancy expense and equipment expense increased primarily as a result of an additional branch location that was opened in May 1996. Insurance expense decreased $37,000, as a result of lower FDIC deposit insurance premiums. Collection and real estate acquired expense decreased $358,000, due primarily to the absence of an OREO provision for losses for 1996 as compared to a provision of $172,00 in 1995, in addition to reduced legal fees resulting from a lower level of collection and OREO work. Professional expense decreased $72,000, as a result of lower legal
expenses.   Changes in other operating expenses, including postage and phone, office, shareholders relationship and other, result from normal changes in operating activities.

Income taxes
Net income for the six month period ended December 31, 1996 included an income tax provision of $905,000, representing a 42.0% effective rate, as compared with a provision of $723,000, representing a 41.4% effective rate, a year ago.

The Company's income tax expense of $905,000 for the six months ended December 31, 1996 represents deferred federal and state taxes totaling $459,000 and minimum federal and state taxes net of federal and state tax benefits of $325,000 and $257,000, respectively, from the utilization of net operating loss carryforwards. The Company's income tax expense of $723,000 for the period ended December 31, 1995 represents minimum federal and state taxes net of federal and state tax benefits of $581,000 and $189,000, respectively, from the utilization of net operating loss carryforwards.


ASSET QUALITY AND PORTFOLIO RISK

Loans
During the six month period ended December 31, 1996, net loans increased by $8.0 million, or 5.3%. This increase is a result of the Company's continuing emphasis on both commercial and retail lending.

Major classifications of loans are as follows:

                                         December 31,   June 30,
     (in thousands)                         1996          1996
     Real estate mortgages:
      One-four family residential        $ 89,434      $ 89,159
      Five or more family residential       5,985         3,262
      Commercial                           27,637        30,408
      Land                                  8,841         9,472
     Commercial and industrial             11,031         6,130
     Home equity lines of credit           17,921        14,474
     Installment and other                  2,855         2,658
      Total loans, gross                  163,704       155,563
     Deferred loan origination fees, net     (137)         (139)
     Allowance for loan losses             (5,022)       (4,866)
      Total loans, net                   $158,545      $150,558

During the year the Company has continued to develop relationships with commercial customers. As a result of this commercial loans, including both mortgages and C & I loans, have increased $2.1 million since June 30, 1996. Residential mortgage and land loans have remained relatively flat since June 30, 1996. Home equity lines of credit increased $3.4 million, or 23.8%, as a result of successful product promotion.


Non-performing assets
The following table details changes in non-performing assets during the six month periods ended December 31.

(in thousands)                               1996      1995
Balance, beginning of year                 $6,480    $8,322
Loans placed on non-accrual status          1,457       513
Increase in accruing loans past
 due 90 or more days, net                      75       420
Decrease in loans restructured                 (6)       -
Payments to improve REA                       104       172
Loan payments                                (235)     (333)
Loans returned to accrual status           (1,061)      (60)
Loan charge-offs                              (46)     (209)
Gross proceeds from REA sales              (1,838)     (743)
Gains on REA sales, net                       154       183
Provision to REA valuation reserve            -        (172)
Balance, end of period                     $5,084    $8,093
Percent of total assets                     1.63%     2.66%

During the six months ended December 31, 1996 non-performing assets decreased $1,396,000, or 21.5%, due principally to sales of real estate of $1,837,000 and loans that were returned to an accruing status offset by additions to non-performing loans and capital improvements to real estate acquired. Additions to non-accrual loans generally represent loans which had previously been classified on the Company's internally monitored list and had been adequately reserved.

The following table details the composition of non-performing assets as of December 31, 1996.

Non-Performing Assets     Accruing                             Total
(dollars in thousands)      loans                              non-
                    Non-  past due  Restruc-   Real   Valuat-perform-
                   accrual  90 or     tured   estate    ion     ing
                    loans more days loans (a)acquired reserve assets
December 31, 1996
Real estate:
 Residential       $1,129    $241       -    $  415   $  -    $1,785
 Commercial           330      -       277      183      -       790
 Land and land
 development        2,233      -        -       712      -     2,945
Collateral and
 installment loans      5      -        -       -        -         5
Valuation reserve     -        -        -       -      (441)    (441)
 Totals            $3,697    $241     $277   $1,310   $(441)  $5,084

(a) Includes accruing troubled debt restructurings.

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. The Company actively markets all real estate owned. The REA valuation reserve at December 31, 1996 totaled $441,000, or 33.7% of real estate acquired. There continues to be an oversupply of commercial and residential real estate in New England and any decline in the real estate market could adversely affect the market values of the Company's real estate acquired which could require additional provisions to the valuation reserve and reductions in the carrying values of properties.


FINANCIAL CONDITION

Total assets grew by $2.5 million, or 0.8%, to $311.9 million in the six month period from June 30, 1996 through December 31, 1996. The increase resulted from a $8.0 million increase in net loans, which was offset in part by a decrease in securities and fed funds of $2.0 million. For the six month period ended December 31, 1996, deposits have increased by $4.6 million while borrowings are down $1.7 million.

Loans
Loans, net of the allowance for loan loss, increased $8.0 million, or 5.3%, during the six month period ended December 31, 1996. The primary reason for this increase was the Company's continuing efforts in loan originations. Loan originations and advances for the six month period totaled $31.0 million, while repayments were $19.0 million. Of the loans originated the Company sold $3.7 million in the secondary market during the six months ended December 31, 1996.

Securities
The securities portfolio consists primarily of collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"), and to a lesser extent, US Treasury, agency obligations and Federal Home Loan Bank stock. At December 31, 1996 63.7% of the portfolio was invested in fixed rate securities, principally CMOs and US Treasury and agency obligations and to a lesser extent MBSs. The fixed rate portfolio had a consensus weighted average duration and life of 2.7 years and 3.1 years, respectively. Fixed rate CMOs and MBSs are generally securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. At December 31, 1996 35.0% of the portfolio was invested in floating rate CMOs and MBSs which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate portfolio had a consensus weighted average duration and life of 0.01 years and 14.7 years, respectively. The floating rate securities are tied to several indices including the eleventh district cost of funds index ("EDCOFI"), one-month LIBOR and Treasury indices. The remaining 1.3% of the portfolio at December 31, 1996, was represented by Federal Home Loan Bank stock.

At December 31, 1996, securities totaling $72.8 million, or 62.1%, were classified as held-to-maturity and securities totaling $44.5 million, or 37.9%, were classified as available-for-sale.

All held-to-maturity securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at December 31, 1996 is an adjustment of $1,212,000, net of taxes, relating to securities transferred from available-for-sale to held-to-maturity, representing net unrealized holding losses at the time of transfer adjusted for subsequent principal amortization and net of taxes.

Substantially all of the Company's CMOs and MBSs investments were purchased in 1993 and early 1994. Subsequent movements in interest rates and market conditions have resulted in a net decline in fair market value. At December 31, 1996 net unrealized losses on both securities available-for-sale and held-to-maturity totaled $4.0 million. No credit losses are expected and all gains and losses are expected to reverse as securities approach maturity. Fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings.


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

Operating activities for the six month period ended December 31, 1996 provided net cash of $1.4 million. Investing activities provided net cash of $1.9 million principally from securities sales, principal repayments and sales of real estate acquired, offset in part by securities purchased, net loan advances and capitalized improvements to real estate acquired. Financing activities provided net cash of $2.2 million, principally as a result of a net increase in deposits and proceeds from the exercise of stock options offset by net decrease in borrowings, dividends paid to shareholders and treasury stock purchases. Funds provided by operating, investing and financing activities were utilized to increase cash and cash equivalents to $23.1 million.

At December 31, 1996, the Company's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $190.6 million, to net deposits and short term unsecured liabilities, was 69.4%, well in excess of the Company's minimum guideline of 15%. At December 31, 1996, the Company had outstanding commitments to fund new loan originations of $10.5 million, construction mortgage commitments of $268,000 and unused lines of credit of $15.9 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

Shareholders' equity increased $847,000, to $32,739,000, while book value per share increased $0.26 to $8.10, during the six month period ended December 31, 1996. The increase, in equity, resulted from earnings of $1,250,000, or $0.29 per share, together with a $241,000 decrease in the adjustment to shareholders' equity for net unrealized holding losses on securities net of taxes offset by treasury stock purchases of $200,000 and dividends paid of $446,000.

In July 1996 the Company announced its intention to repurchase up to 10% of its outstanding common stock over the next 18 months in the open market and unsolicited negotiated transactions, including block purchases. For the six months ended December 31, 1996 the Company had repurchased 0.7% or 28,000 shares of its outstanding common stock for total consideration of $200,000.

Shareholders' equity at December 31, 1996 included net unrealized holding losses, net of taxes, of $313,000 on securities available-for-sale, and an adjustment for unrealized holding losses, net of taxes, of $1.2 million on held-to-maturity securities which had previously been transferred from available-for-sale. Securities transferred from available-for-sale to held-to-maturity are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At December 31, 1996 the Company's leverage capital ratio was 10.86% and its tier I and total risk-based capital ratios were 20.20% and 21.47%, respectively. At December 31, 1996 the Bank's leverage capital ratio was 10.62% and its tier I and total risk-based capital ratios were 19.77% and 21.04%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company as of December 31, 1996 was $7,151,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

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


                         NEWMIL BANCORP, INC.



February 10, 1997             By    /s/ Francis J. Wiatr
                              Francis J. Wiatr,
                              President



February 10, 1997             By    /s/ B. Ian McMahon
                              B. Ian McMahon,
                              Chief Financial Officer


                             Exhibit 11.1

                         NEWMIL BANCORP, INC.
              COMPUTATION OF NET INCOME PER COMMON SHARE
                (in thousands except per share amounts)

                                     Three months  Six months
                                         ended        ended
                                     December 31, December 31,

                                     1996    1995   1996   1995
Net income
Net income - primary and
  fully diluted                       $645   $519  $1,250 $1,024

Weighted Average Common and Common
Equivalent Stock
Weighted average common stock
  outstanding                        4,042  4,494   4,050  4,493
Assumed conversion as of the
  beginning of each period or upon
  issuance during a period of stock
  options outstanding at the end
  of each period                       454    390     454    377
Assumed purchase of treasury stock
  during each period with proceeds
  from conversion of stock options
  outstanding at the end of each
  period                              (249)  (248)   (274)  (243)
Weighted average common and common
  equivalent stock outstanding
  - primary                          4,247  4,636   4,230  4,627

Weighted average common stock
  outstanding                        4,042  4,494   4,050  4,493
Assumed conversion as of the
  beginning of each period or upon
  issuance during a period of stock
  options outstanding at the end
  of each period                       454    412     454    400
Assumed purchase of treasury stock
  during each period with proceeds
  from conversion of stock options
  outstanding at the end of each
  period                              (225)  (267)   (225)  (257)
Weighted average common and common
  equivalent stock outstanding
  - fully diluted                    4,271  4,639   4,279  4,636

Earnings Per Common and Common
Equivalent Share
Primary                              $0.15  $0.11  $0.30   $0.22
Fully diluted                        $0.15  $0.11  $0.29   $0.22