Form 10-Q
period 1997-03-31
NEWMIL BANCORP INC
filed 1997-05-14
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         For quarterly period ended
                               March 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of March 31, 1997 is 3,888,340.


                     NEWMIL BANCORP, INC. and SUBSIDIARY

                              TABLE OF CONTENTS


                                                                         Page

                        PART I  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheets as of
          March 31, 1997 and June 30, 1996 . . . . . . . . . . . . . . . . .3

          Consolidated Statement of Income
          for the three month and nine month
          periods ended March 31, 1997 and 1996. . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
          for the nine month periods ended
          March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .7

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 13


                         PART II  OTHER INFORMATION

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 27

Item 4    Submission of matters to a vote of
          security holders . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 5    Other information. . . . . . . . . . . . . . . . . . . . . . . . 27

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 27

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                                  March 31,   June 30,
                                                    1997        1996
ASSETS
Cash and due from banks                         $   6,076   $   6,630
Federal funds sold                                 10,800      10,960
Securities:
 Available-for-sale at market                      51,396      50,171
 Held-to-maturity at amortized cost
  (market value: $69,443 and $73,364)              71,370      75,412
Loans (net of allowance for
 loan losses: $5,084 and $4,866)                  163,876     150,558
Real estate acquired
 (net of valuation reserve: $441 and $474)            651       2,224
Bank premises and equipment, net                    5,969       6,219
Accrued income                                      2,389       1,874
Deferred tax asset, net                             3,819       4,612
Other assets                                          667         703

    Total Assets                                 $317,013    $309,363

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                  $  10,196   $  10,750
 NOW accounts                                      24,325      25,653
 Money market                                      61,708      60,945
 Savings and other                                 38,255      40,531
 Certificates of deposit                          134,432     121,388
    Total deposits                                268,916     259,267
Securities sold under agreement to repurchase       5,071      14,776
Federal Home Loan advances                          8,000         -
Accrued interest and other liabilities              3,433       3,428
    Total Liabilities                             285,420     277,471

Commitments and contingencies                         -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,988,138 and 5,987,388 shares           2,994       2,994
 Paid-in capital                                   44,192      44,189
 Retained earnings                                  6,651       5,413
 Unrealized losses on securities
  available-for-sale, net                            (492)       (511)
 Unrealized losses on securities transferred
  to held-to-maturity, net                         (1,191)     (1,255)
 Treasury stock, at cost - 2,099,798
  and 1,917,498 shares                            (20,561)    (18,938)
    Total Shareholders' Equity                     31,593      31,892

    Total Liabilities and Shareholders' Equity   $317,013    $309,363

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)
                                  Three months ended Nine months ended
                                        March 31,        March 31,
                                      1997    1996      1997    1996
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans         $3,741  $3,459   $10,895 $10,387
 Interest on securities              1,897   1,778     5,571   5,701
 Dividend income                        25      33        72      79
 Interest on federal funds sold        125      45       527     113
  Total interest and dividend
    income                           5,788   5,315    17,065  16,280

INTEREST EXPENSE
 Deposits                            2,564   2,523     7,559   7,531
 Borrowed funds                        167      48       539     347
  Total interest expense             2,731   2,571     8,098   7,878

Net interest and dividend income     3,057   2,744     8,967   8,402

PROVISION FOR LOAN LOSSES              100     100       300     300
Net interest and dividend
 income after provision
  for loan losses                    2,957   2,644     8,667   8,102

NON-INTEREST INCOME
 Service charges on deposit accounts   233     200       716     613
 Securities gains (losses), net        -        72       (10)     27
 Gains on mortgage loans, net           55      -        129       5
 Loan servicing fees                    27      30        83      94
 Other                                  59      68       191     198
  Total non-interest income            374     370     1,109     937

NON-INTEREST EXPENSE
 Salaries                              930     801     2,841   2,479
 Employee benefits                     326     245       804     677
 Occupancy                             207     214       637     579
 Equipment                             166     174       514     511
 Insurance                              25      20        64      96
 Collection and real estate
  acquired, net of (gains)             (55)     98      (105)    406
 Professional services                 130      82       292     316
 Marketing                              49      26       146     112
 Shareholder relations                  10      10        62      87
 Other                                 379     337     1,202   1,022
  Total non-interest expense         2,167   2,007     6,457   6,285

INCOME BEFORE INCOME TAXES           1,164   1,007     3,319   2,754
Provision for income taxes             489     394     1,394   1,117
NET INCOME                          $  675  $  613    $1,925  $1,637

Earnings per share                   $0.16   $0.14     $0.45   $0.36
Dividends per share                  $0.06   $0.05     $0.17   $0.12

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                           Nine months
                                                            ended
                                                          March 31,
                                                       1997      1996
Operating Activities
 Net income                                          $1,925    $1,637
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                           300       300
    Provision for losses on
     real estate acquired                               -         212
    Provision for depreciation and
     amortization                                       435       409
    Decrease in deferred income tax asset               738     1,080
    Amortization and accretion of securities
     premiums and discounts, net                         50       246
    Securities losses (gains), net                       10       (27)
    Realized gains on loan sales, net                  (129)       (5)
    Realized gains on sales of real
     estate acquired, net                              (286)     (302)
    (Increase) decrease in accrued income              (516)      231
    Increase (decrease) in accrued interest
    and other liabilities                                58    (1,192)
    Decrease in other assets, net                        37        76
     Net cash provided by
     operating activities                             2,622     2,665
Investing Activities
 Proceeds from sales of securities
  available-for-sale                                 12,681    10,561
 Proceeds from sale of trading securities               -      10,064
 Proceeds from maturities and principal
  repayments of securities                            2,701     3,111
 Proceeds from sale of available-for-sale
  mortgage backed securities                            348       942
 Purchases of securities available-for-sale         (15,460)      -
 Purchase of trading securities                         -     (10,000)
 Principal collected on mortgage backed
  securities                                          2,625     3,393
 Loan (advances) repayments, net                    (13,880)      131
 Proceeds from sale of real estate
  acquired                                            2,392     2,215
 Payments to improve real estate acquired              (141)     (711)
 Net purchases of Bank premises
  and equipment                                        (185)     (319)
     Net cash (used) provided by
     investing activities                            (8,919)   19,387

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:-
(in thousands)                                            Nine months
                                                             ended
                                                           March 31,
                                                       1997      1996
Financing Activities
 Net increase in deposits                             9,595     4,860
 Net repayments of repurchase agreements             (9,705)  (15,499)
 Net proceeds from (repayments of) FHLB advances      8,000    (5,000)
 Treasury stock purchase                             (1,623)   (2,381)
 Treasury stock reissued                                -          25
 Cash dividends paid                                   (687)     (536)
 Proceeds from exercise of stock options                  3        62
     Net cash provided (used) by
     financing activities                             5,583   (18,469)
     (Decrease) increase in cash and
     cash equivalents                                  (714)    3,583
Cash and federal funds sold, beginning
 of year                                             17,590    14,291
Cash and federal funds sold, end of period          $16,876   $17,874

Cash paid during period
 Interest to depositors                            $  7,613   $ 7,492
 Interest on borrowings                                 532       401
 Income taxes                                           755        94
Non-cash transfers
 From securities held-to-maturity
  to securities available-for-sale                      -      40,530
 From loans to real estate acquired                     392     3,278

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 1996.

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

Effective July 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights". SFAS 122 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". It requires that the Company recognize an asset for rights to service mortgage loans for others, however those servicing rights are acquired. It also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The amount of loans sold with servicing retained was minimal for the nine months ended March 31, 1997, therefore, the adoption of this standard did not have a material effect on the Company's financial condition or its results of operations.

Effective January 1, 1997 the Company adopted the provisions of Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishing of liabilities occurring after December 31, 1996, on a prospective basis. The adoption of this standard will not have a material effect on the Company's financial condition or its results of operations.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 provides accounting and reporting standards for the calculation of earnings per share intended to simplify the computation by replacing presentation of primary earnings per share with the presentation of basic earnings per share. The Company will be required to adopt SFAS 128 in the quarter ending December 31, 1997. Had earnings per share for the nine months ended March 31, 1997 been computed in accordance with SFAS 128 basic and diluted earnings per share would have been $0.48 and $0.45 respectively, and $0.37 and $0.36, respectively, for March 31, 1996.

NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) are as follows:

(dollars in thousands)          Estimated        Gross        Amort-
                                  fair        unrealized       ized
                                  value     gains    losses    cost
March 31, 1997
U.S. Government Agencies
 Within 5 years                 $33,400      $ 22    $ 43    $33,421
 After 5 and within 10 years        942        -       58      1,000
Mortgage backed securities        6,708       118      94      6,684
Collateralized mortgage
 obligations                      8,799        -      751      9,550
  Total debt securities          49,849       140     946     50,655
Federal Home Loan Bank stock      1,547        -       -       1,547
 Total securities
  available-for-sale            $51,396      $140    $946    $52,202

June 30, 1996
U.S. Government Agencies
 Within 5 years                 $17,940      $ 22     $ 2    $17,920
 After 5 and within 10 years        938       -        63      1,001
Mortgage backed securities        7,772       127     134      7,779
Collateralized mortgage
 obligations                     21,974        -      802     22,776
  Total debt securities          48,624       149   1,001     49,476
Federal Home Loan Bank stock      1,547        -       -       1,547
 Total securities
  available-for-sale            $50,171      $149  $1,001    $51,023

Securities classified held-to-maturity (carried at amortized cost) are as follows:
(dollars in thousands)                           Gross       Estimated
                                Amortized     unrealized       fair
                                 cost(a)    gains    losses    value
March 31, 1997
Mortgage backed securities      $ 9,078     $  -   $  177    $ 8,901
Collateralized mortgage
 obligations                     62,292        21   1,771     60,542
 Total securities
  held-to-maturity              $71,370     $  21  $1,948    $69,443

June 30, 1996
Mortgage backed securities      $10,980     $ -    $  222    $10,758
Collateralized mortgage
 obligations                     64,432         6   1,832     62,606
 Total securities
  held-to-maturity              $75,412     $   6  $2,054    $73,364

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Securities with an amortized cost and market value of $6,514,000 and $6,458,000, respectively, were pledged as collateral against repurchase agreements and public funds at March 31, 1997.

Cash proceeds and realized gains and losses from sales of securities during the nine month periods ended March 31 are as follows:

(dollars in thousands)                     Cash    Realized  Realized
                                         proceeds    gains    losses
Nine months ended March 31, 1997
Available-for-sale
  Mortgage backed securities             $   348      $ 17      $ -
  Collateralized mortgage
   obligation                             12,681         3        30
Total                                    $13,029      $ 20      $ 30

Nine months ended March 31, 1996
Available-for-sale
  Mortgage backed securities             $   942     $   4     $  -
  Collateralized mortgage obligations     10,551        11        62
  Trading assets                          10,064        64        -
  Marketable equity securities (a)            10        10        -
Total                                    $21,567     $  89     $  62

(a) Represents the settlement proceeds from a class action suit relating to a previously held equity security.

NOTE 3 - LOANS

Major classifications of loans are as follows:

                                           March 31,    June 30,
     (in thousands)                         1997          1996
     Real estate mortgages:
      One-four family residential        $ 89,772      $ 89,159
      Five or more family residential       5,696         3,262
      Commercial                           30,888        30,408
      Land                                  8,415         9,472
     Commercial and industrial             12,440         6,130
     Home equity lines of credit           18,955        14,474
     Installment and other                  2,912         2,658
      Total loans, gross                  169,078       155,563
     Deferred loan origination fees, net     (118)         (139)
     Allowance for loan losses             (5,084)       (4,866)
      Total loans, net                   $163,876      $150,558

     Impaired loans
      With valuation allowance             $2,184        $2,688
      With no valuation allowance           4,500         3,900
      Total impaired loans                  6,684         6,588
      Valuation allowance                     865           813

Changes in the allowance for loan losses for the nine month periods ended March 31, are as follows:

     (in thousands)                          1997          1996
     Balance, beginning of period          $4,866        $5,372
     Provision for losses                     300           300
     Charge-offs                              (85)         (476)
     Recoveries                                 3             4
     Balance, end of period                $5,084        $5,200

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

                                          March 31,      June 30,
     (in thousands)                         1997           1996
      Non-accrual loans                    $3,110        $3,809
      Accruing loans past due
        90 days or more                        93           166
      Accruing troubled debt
        restructured loans                    277           281
        Total non-performing loans          3,480         4,256
      Real estate acquired                  1,092         2,698
      Allowance for estimated losses         (441)         (474)
        Total real estate acquired, net       651         2,224
        Total non-performing assets        $4,131        $6,480

Real estate acquired includes collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt, or loans where the Company has taken physical possession of the collateral.

Changes in the real estate acquired valuation reserve for the nine month periods ended March 31 are as follows:

     (in thousands)                               1997     1996
     Valuation reserve at beginning of period     $474     $313
     Charge-offs                                   (33)     (50)
     Provision                                     -        212
     Valuation reserve at end of period           $441     $475

NOTE 5 - INCOME TAXES

The components of the provision for income taxes for the three and nine month periods ended March 31 are as follows:

                                Three months ended   Nine months ended
                                     March 31,           March 31,
                                    1997   1996         1997   1996
     (in thousands)
     Current provision
       Federal                     $ 396  $ 342       $1,128  $ 936
       State                         125    113          357    310
       Benefit from net operating
        loss carry forwards
        Federal                     (178)  (336)        (522)  (918)
        State                       (100)  (107)        (307)  (291)
        Total                        243     12          656     37
     Deferred provision
       Federal                       180    290          540    805
       State                          66     92          198    275
        Total                        246    382          738  1,080
     Income tax provision          $ 489  $ 394       $1,394 $1,117

Included in the Company's deferred tax assets as of March 31, 1997 were Federal net operating loss carryforwards of approximately $2.0 million (expiring in 2007) and State net operating loss carryforwards of approximately $7.6 million (expiring in 1997) which can be applied to reduce future Federal and State income taxes. Also included as of March 31, 1997 were Federal and State capital loss carryforwards of approximately $4.8 million and $4.7 million (expiring principally in 1997), respectively, which the Company does not expect to utilize because of the discontinuation of investing in marketable equity securities.

NOTE 6 - SHAREHOLDERS' EQUITY

Capital Requirements
The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios at March 31, 1997, were as follows:

                                         Company    Bank
     Leverage ratio                      10.40%    10.30%
     Tier I risk-based ratio             18.73%    19.01%
     Total risk-based ratio              20.00%    20.28%

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

Restrictions on Subsidiary's Dividends and Payments
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the nine month period ended March 31, 1997 is $3,957,000.
In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.


NewMil Bancorp, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of the Company and its subsidiary should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

BUSINESS

NewMil Bancorp, Inc. (the "Company"), a Delaware corporation, is a bank holding company for New Milford Savings Bank (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The principal business of the Company consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and conducts its business from thirteen offices in Litchfield and northern Fairfield Counties. The Company and the Bank were formed in 1987 and 1858, respectively.

RESULTS OF OPERATIONS
For the three month periods ended March 31, 1997 and 1996

Overview
The Company earned net income of $675,000, or $0.16 per share, for the quarter ended March 31, 1997, the third quarter of the Company's fiscal year. This compares with net income of $613,000, or $0.14 per share, for the quarter ended March 31, 1996, an improvement of 10.1%. The increase in net income results from continued growth in net interest income, reflecting a higher net interest margin and growth in earning assets, offset in part by an increase in operating expenses.

Earnings per share grew 14.3% as compared with the prior year period, reflecting both the 10.1% increase in net income and the effect of the Company's share repurchases.

Analysis of net interest and dividend income
Net interest and dividend income increased $313,000, or 11.4%, for the quarter ended March 31, 1997 as compared with the prior year period. This increase resulted from a 17 basis points increase in net interest margin (to 4.08% from 3.91%) in addition to a $19.4 million, or 7.0% increase in average earning assets. The improvement in net interest margin was driven by loan growth and higher yields on investments.

The following table sets forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended March 31, 1997 and 1996.

Three months ended March 31, 1997         Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $166,130   $3,741      9.01%
Mortgage backed securities                 16,278      256      6.29
Other securities(b)                       117,540    1,791      6.10
 Total earning assets                     299,948    5,788      7.72
Other assets                               10,863
 Total assets                            $310,811

NOW accounts                              $23,903       87      1.46
Money market accounts                      61,335      459      2.99
Savings & other                            37,103      243      2.62
Certificates of deposit                   131,907    1,775      5.38
 Total interest-bearing deposits          254,248    2,564      4.03
Borrowings                                 12,449      167      5.37
 Total interest-bearing funds             266,697    2,731      4.10
Demand deposits                            10,106
Other liabilities                           1,310
Shareholders' equity                       32,698
 Total liabilities and
 shareholders' equity                    $310,811

Net interest income                                 $3,057
Spread on interest-bearing funds                                3.62
Net interest margin(c)                                          4.08

Three months ended March 31, 1996         Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $151,794   $3,459      9.12%
Mortgage backed securities                 20,705      329      6.36
Other securities(b)                       107,905    1,527      5.66
 Total earning assets                     280,404    5,315      7.58
Other assets                               14,076
 Total assets                            $294,480

NOW accounts                              $22,708       84      1.48
Money market accounts                      60,633      458      3.02
Savings & other                            38,462      251      2.61
Certificates of deposit                   125,091    1,730      5.53
 Total interest-bearing deposits          246,894    2,523      4.09
Borrowings                                  3,710       48      5.18
 Total interest-bearing funds             250,604    2,571      4.10
Demand deposits                             8,527
Other liabilities                           1,273
Shareholders' equity                       34,076
 Total liabilities and
 shareholders' equity                    $294,480

Net interest income                                 $2,744
Spread on interest-bearing funds                                3.48
Net interest margin(c)                                          3.91


(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

Three months ended March 31,                1997 versus 1996
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                              $ 327    $ (41)  $  (4)   $ 282
  Mortgage backed securities           (70)      (3)      -      (73)
  Other securities                     136      117      11      264
   Total                               393       73       7      473
Interest-bearing liabilities:
  Deposits                              75      (33)     (1)      41
  Borrowings                           113        2       4      119
   Total                               188      (31)      3      160
Net change to interest income        $ 205    $ 104   $   4    $ 313

Interest income
Total interest and dividend income increased $473,000, or 8.9%, for the quarter ended March 31, 1997 as compared with the same period a year ago. This increase is a result of an increase of $19.5 million, or 7.0%, in average earning assets coupled with an increase in yield.

Loan interest and fee income increased $282,000, or 8.2%, for the quarter ended March 31, 1997 as compared with the prior year period as a result of loan growth, offset by a slight decrease in average yields, down 11 basis points. Average loan balances increased $14.3 million, or 9.4%.

Investment and fed funds income increased $191,000, or 10.3%, for the quarter ended March 31, 1997 as compared with the prior year period as a result of a $5.2 million, or 4.0%, increase in average investments coupled with higher yields on investments and fed funds. The average investment yield increased to 6.12% in 1997 from 5.77% in 1996 as a result of the capital gains treatment, in 1996, on a $10.0 million trading asset, offset in part by the downward repricing of floating rate securities. Fed funds average yield decreased to 5.02% in 1997 from 5.25% in 1996, reflecting the lower interest rate environment in 1997.

Interest expense
Interest expense for the quarter ended March 31, 1997 increased $160,000, or 6.2%, as compared to the same quarter of the prior year as a result of increased deposit and borrowings volume while the cost of funds remained flat at 4.10%. Total average balances for deposits and borrowings increased by $16.1 million, or 6.4%, for the period. Average cost of funds remained flat at 4.10%.

Deposit expense increased $41,000, or 1.6%, as a result of deposit growth of $7.4 million, or 3.0%, offset by a decrease of 6 basis points in the average cost of interest bearing deposits. Deposit growth has been primarily in the certificate of deposit category, which increased $6.8 million, or 5.4%. Certificate of deposits have also seen the most significate movement in rates since 1996, with the average cost declining to 5.38% from 5.53% a year ago. Other deposit rates (Savings Money Market and NOW) have remained relatively stable over the past year.

Interest expense on borrowings increased by $119,000, or 247.9%, as a result of higher borrowings, coupled with higher borrowing rates. Average borrowings increased $8.7 million, or 235.6%. The average cost of borrowings increased 19 basis points to 5.37% in 1997 from 5.18% in 1996. During the past year the Company has utilized borrowings from the FHLB in part to replace the repurchase agreements that had been in place the prior year. The Company's borrowings are generally for terms of one month and under.

Provision and Allowance for loan losses
The Company provided $100,000 for loan losses during the quarter ended March 31, 1997, unchanged from the prior year period provision. The following table details changes in the allowance for loan losses during the three month periods ended March 31:

                                           1997            1996
   (dollars in thousands)
   Balance, beginning of period            $5,022         $5,133
   Provision for losses                       100            100
   Charge-offs                                (39)           (35)
   Recoveries                                   1              2
   Balance, end of period                  $5,084         $5,200
   Ratio of allowance for loan losses:
     to non-performing loans                146.09%        106.93%
     to total gross loans                     3.01           3.42

The increase in the reserve coverage to non-performing loans results from the $1,383,000 decrease in non-performing loans since March 31, 1996. For a discussion of non-performing loans see "Asset Quality and Portfolio Risk". The decrease in reserve coverage to total loans results from new loan originations, changes in loan mix and ongoing credit administration efforts, all of which contribute to improvements in the risk profile of the portfolio.

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at March 31, 1997, is adequate. Should the economic climate begin to deteriorate, borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the State of Connecticut, in March 1997. No additions to the allowance were requested as a result of this examination.

Non-interest income
The following table details the principal categories of non-interest income for the three month periods ended March 31.

 (in thousands)                    1997      1996        Change
 Service charges on
  deposit accounts                 $233      $200     $ 33    16.5%
 Securities gains, net               -         72      (72) (100.0)
 Gains on loans, net                 55        -        55   100.0
 Loan servicing                      27        30       (3)  (10.0)
 Other                               59        68       (9)  (13.2)
  Total non-interest income        $374      $370     $  4     1.1

Service charges on deposit accounts increased $33,000, or 16.5%, reflecting increased customer activity as a result of deposit growth and the introduction of the debit card in 1996. The Bank opened its thirteenth branch, in Winsted, in May 1996. The 1996 securities gain was associated with a $10.0 million short term mutual fund investment. Gain on loan sales result from increased activity in the secondary market. During the last year the Company has become more active in originating residential loans for the secondary market. The decrease in Loan servicing fees is a result of a decrease in the servicing portfolio.

Operating expenses
The following table details the principal categories of operating expenses for the three month periods ended March 31.

 (in thousands)                    1997      1996        Change
 Salaries                        $  930    $  801    $ 129    16.1 %
 Employee benefits                  326       245       81    33.1
 Occupancy                          207       214       (7)   (3.3)
 Equipment                          166       174       (8)   (4.6)
 Insurance                           25        20        5    25.0
 Collections and OREO,
  net of (gains)                    (55)       98     (153) (156.1)
 Professional services              130        82       48    58.5
 Postage and telecommunications      87        71       16    22.5
 Marketing                           49        26       23    88.5
 Other operating                    302       276       26     9.4
  Total operating expenses       $2,167    $2,007    $ 160     8.0

Salaries expense increased for the quarter ended March 31, 1997 as compared with the prior year period due primarily to increases in staffing, primarily in lending and retail banking and annual salary increases of approximately 4%. Employee benefits expense increased primarily as a result of increased taxes, cost relating to supplemental pension and other benefits related to the increased salary and wages.
In May 1996 the Bank opened a supermarket branch, its thirteenth branch, in Winsted, CT. Collection and real estate acquired expense decreased $153,000, due primarily to reductions in non-performing assets over the past year coupled with gains on OREO sales in 1997 and the absence of a provision for OREO losses in 1997. Professional services have increased as a result of increased legal expense for general corporate matters. Postage and phone expense has increased as a result of the additional branch and increased lending activity. Marketing expense has increased as a result of the introduction of new loan and deposit products and services, the extension of the Bank's geographic reach and increased emphasis on new business development. Other operating expenses, which include shareholder relations, office supplies and other expenses, increased as a result of normal changes in operating activities.

Income taxes
Net income for the quarter included an income tax provision of $489,000, representing a 42% effective rate, as compared with a provision of $394,000, a 39% effective rate, a year ago. The lower effective rate in 1996 was associated with a short term mutual fund investment which enabled the Company to utilize a portion of its capital loss carryforwards.


For the nine month periods ended March 31, 1997 and 1996

Overview
The Company earned net income of $1,925,000, or $0.45 per share, for the nine month period ended March 31, 1997. This compares with net income of $1,637,000, or $0.36 per share, for the same period ended March 31, 1996. The increase in net income results from continued growth in net interest income, coupled with increased non-interest income, offset in part by an increase in non-interest expense.

Analysis of net interest and dividend income
Net interest and dividend income increased $565,000, or 6.7%, for the nine months ended March 31, 1997 as compared with the prior year period. This increase resulted from an 8 basis points increase in net interest margin (to 4.03% from 3.95%) coupled with a $13.5 million, or 4.7% increase in average earning assets. The improvement in net interest margin was driven by a 6 basis point decline in the cost of funds while the yield on assets remained unchanged for the period.

The following table set forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the nine month periods ended March 31, 1997 and 1996.

Nine months ended March 31, 1997          Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $161,926  $10,895      8.97%
Mortgage backed securities                 17,289      822      6.34
Other securities(b)                       117,817    5,348      6.05
 Total earning assets                     297,032   17,065      7.66
Other assets                               11,740
 Total assets                            $308,772

NOW accounts                              $24,056      268      1.49
Money market accounts                      61,367    1,397      3.04
Savings & other                            38,111      756      2.65
Certificates of deposit                   127,352    5,138      5.38
 Total interest-bearing deposits          250,886    7,559      4.02
Borrowings                                 13,138      539      5.47
 Total interest-bearing funds             264,024    8,098      4.09
Demand deposits                            10,666
Other liabilities                           1,439
Shareholders' equity                       32,643
 Total liabilities and
 shareholders' equity                    $308,772

Net interest income                                $ 8,967
Spread on interest-bearing funds                                3.57
Net interest margin(c)                                          4.03

Nine months ended March 31, 1996          Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $153,319  $10,387      9.03%
Mortgage backed securities                 22,470    1,018      6.04
Other securities(b)                       107,783    4,875      6.03
 Total earning assets                     283,572   16,280      7.66
Other assets                               13,473
 Total assets                            $297,045

NOW accounts                              $22,599      252      1.49
Money market accounts                      61,271    1,398      3.04
Savings & other                            39,492      778      2.63
Certificates of deposit                   122,033    5,103      5.58
 Total interest-bearing deposits          245,395    7,531      4.09
Borrowings                                  7,859      347      5.89
 Total interest-bearing funds             253,254    7,878      4.15
Demand deposits                             8,539
Other liabilities                           1,559
Shareholders' equity                       33,693
 Total liabilities and
 shareholders' equity                    $297,045

Net interest income                                $ 8,402
Spread on interest-bearing funds                                3.51
Net interest margin(c)                                          3.95

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

Nine months ended March 31,                 1997 versus 1996
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                              $ 583    $ (71)  $  (4)  $  508
  Mortgage backed securities          (235)      50     (11)    (196)
  Other securities                     454       18       1      473
   Total                               802       (3)    (14)     785
Interest-bearing liabilities:
  Deposits                             169     (137)     (4)      28
  Borrowings                           233      (25)    (16)     192
   Total                               402     (162)    (20)     220
Net change to interest income        $ 400    $ 159   $   6    $ 565

Interest income
Total interest and dividend income increased $785,000, or 4.8%, for the nine months ended March 31, 1997 as compared with the same period a year ago.

Loan interest and fee income increased $508,000, or 4.9%, for the nine months ended March 31, 1997 as compared with the prior year period as a result of increased loan volume, which increased $8.6 million, or 5.6%. The yield on the loan portfolio decreased to 8.97%, a decrease of 6 basis points as compared to the prior year.

Investment and fed funds income increased $277,000, or 4.7%, for the nine months ended March 31, 1997 as compared with the prior year period as a result of a $4.9 million, or 3.7%, increase in average investments coupled with slightly higher yields on securities. Average investment yield increased to 6.09% for 1997 from 6.03% in 1996 as a result of the changes in the mix of the investment portfolio.

Interest expense
Interest expense for the nine months ended March 31, 1997 increased $220,000, or 2.8%, as compared to the same period in the prior year. Total average balances for deposits and borrowings increased by $10.8 million, or 4.3%, for the period. The average cost of funds decreased 6 basis points to 4.09% for 1997 from 4.15% for 1996.

Deposit expense increased $28,000, or 0.4%, as a result of deposit growth of $5.5 million, or 2.2% offset by lower deposit rates. Bank deposit rates, particularly savings and money market rates, have remained stable over the past year. The rates on certificates, however, have decreased by 20 basis points to 5.38% in 1997 from 5.58% in 1996.

Interest expense on borrowings increased by $192,000, or 55.3%, as a result of higher average balances, offset in part by lower borrowing rates. Average borrowings increased $5.3 million, or 67.2%. The average cost of borrowings decreased to 5.47% in 1997 from 5.89% in 1996.

Provision and Allowance for loan losses
The Company provided $300,000 for loan losses during the nine months ended March 31, 1997 and 1996. The following table details changes in the allowance for loan losses during the nine month periods ended March 31:

                                             1997           1996
   (dollars in thousands)
   Balance, beginning of period            $4,866         $5,372
   Provision for losses                       300            300
   Charge-offs                                (85)          (476)
   Recoveries                                   3              4
   Balance, end of period                  $5,084         $5,200
   Ratio of allowance for loan losses:
     to non-performing loans               146.09%        106.93%
     to total gross loans                    3.01           3.42

For a detailed discussion of the Bank's allowance for loan losses see "For the three month periods ended March 31, 1997 and 1996", above.

Non-interest income
The following table details the principal categories of non-interest income for the nine month periods ended March 31.

 (in thousands)                    1997      1996        Change
 Service charges on
  deposit accounts                 $716      $613     $103    16.8%
 Securities gains (losses), net     (10)       27      (37) (137.0)
 Gains on loan sales, net           129         5      124  2480.0
 Loan servicing                      83        94      (11)  (11.7)
 Other                              191       198       (7)   (3.5)
  Total non-interest income      $1,109     $ 937    $ 172    18.4

Service charges on deposit accounts increased $103,000 reflecting both the increased level of usage at the Bank's ATMs, higher volume of NSF fees and higher deposit fees reflected in a higher deposit base. During the past year the Company has become more active in secondary market residential mortgage lending, as reflected in the increase in gains on loan sales.

Operating expenses
The following table details the principal categories of operating expenses for the nine month periods ended March 31.

 (in thousands)                     1997      1996       Change
 Salaries                        $2,841     $2,479   $ 362    14.6%
 Employee benefits                  804        677     127    18.8
 Occupancy                          637        579      58    10.0
 Equipment                          514        511       3     0.6
 Insurance                           64         96     (32)  (33.3)
 Collections and OREO,
  net of (gains)                   (105)       406    (511) (125.9)
 Professional services              292        316     (24)   (7.6)
 Postage and telecommunications     260        211      49    23.2
 Marketing                          146        112      34    30.4
 Other operating                  1,004        898     106    11.8
  Total operating expenses       $6,457     $6,285   $ 172     2.7

Salaries expense increased for the nine month period ended March 31, 1997 as compared with the prior year period primarily as a result of higher level of staffing, primarily in lending and the additional branch location and annual salary increases of approximately 4%. Employee benefits expense increased primarily as a result of the increase in taxes related to the increased salary and wages and increased pension expense. Occupancy expense and equipment expense increased primarily as a result of the additional branch location that was opened in May 1996. Insurance expense decreased $32,000, as a result of lower FDIC deposit insurance premiums. Collection and real estate acquired expense decreased $511,000, due primarily to the absence of an OREO provision for losses for 1997 as compared to a provision of $212,00 in 1996, in addition to reduced legal fees resulting from a lower level of collection and OREO work. Professional services decreased $24,000, as
a result of lower legal expenses.   Changes in other operating expenses,
including postage and phone, office, shareholders relationship and other, result from normal changes in operating activities.

Income taxes
Net income for the nine month period ended March 31, 1997 included an income tax provision of $1,394,000, representing a 42.0% effective rate, as compared with a provision of $1,117,000, representing a 40.6% effective rate, a year ago. The lower effective rate in 1996 was associated with a short term mutual fund investment which enabled the Company to utilize a portion of its capital loss carryforwards.


ASSET QUALITY AND PORTFOLIO RISK

Loans
During the nine month period ended March 31, 1997, net loans increased by $13.3 million, or 8.8%. This increase is a result of the Company's continuing emphasis on both commercial and retail lending.

Major classifications of loans are as follows:

                                           March 31,    June 30,
     (in thousands)                         1997          1996
     Real estate mortgages:
      One-four family residential        $ 89,772      $ 89,159
      Five or more family residential       5,696         3,262
      Commercial                           30,888        30,408
      Land                                  8,415         9,472
     Commercial and industrial             12,440         6,130
     Home equity lines of credit           18,955        14,474
     Installment and other                  2,912         2,658
      Total loans, gross                  169,078       155,563
     Deferred loan origination fees, net     (118)         (139)
     Allowance for loan losses             (5,084)       (4,866)
      Total loans, net                   $163,876      $150,558

During the year the Company has continued to develop relationships with new commercial customers. As a result of this commercial loans, including both mortgages and C & I loans, have increased $6.8 million, or 18.6%, since June 30, 1996. The Company has also expanded its retail lending business development effort. Over the past year the Company has increased originations of both residential mortgage loans and home equity credit line. The Company has added mortgage originators to increase production for portfolio and secondary market sales. Despite this, residential mortgage loans have remained relatively flat since June 30, 1996. Home equity lines of credit have increased $4.5 million, or 31.0%, as a result of successful product promotion.

Non-performing assets
The following table details changes in non-performing assets during the nine month periods ended March 31.

(in thousands)                             1997       1996
Balance, beginning of year                 $6,480    $8,885
Loans placed on non-accrual status          1,489     1,668
Change in accruing loans past
 due 90 or more days, net                     (73)       59
Change in loans restructured, net              (4)      284
Payments to improve OREO                      141       711
Loan payments                                (548)     (461)
Loans returned to accrual status           (1,167)     (143)
Loan charge-offs                              (81)     (475)
Gross proceeds from OREO sales             (2,392)   (2,215)
Gains on OREO sales, net                      286       302
Provision to OREO valuation reserve           -        (212)
Balance, end of period                     $4,131    $8,403
Percent of total assets                     1.30%     2.88%

During the nine months ended March 31, 1997 non-performing assets decreased $2,349,000, or 36.3%, due principally to sales of real estate of $2,392,000 and loans that were returned to an accruing status, offset by additions to non-performing loans and capital improvements to real estate acquired. Additions to non-accrual loans generally represent loans which had previously been classified on the Company's internally monitored list and had been adequately reserved.

The following table details the composition of non-performing assets as of March 31, 1997.

Non-Performing Assets     Accruing                             Total
(dollars in thousands)      loans                              non-
                    Non-  past due  Restruc-   Real   Valuat-perform-
                   accrual  90 or     tured   estate    ion     ing
                    loans more days loans (a)acquired reserve assets
March 31, 1997
Real estate:
 Residential       $  677    $ 93       -    $  503   $  -    $1,273
 Commercial           308      -       277       40      -       625
 Land and land
 development        2,123      -        -       549      -     2,672
Collateral and
 installment loans      2      -        -       -        -         2
Valuation reserve     -        -        -       -      (441)    (441)
 Totals            $3,110    $ 93     $277   $1,092   $(441)  $4,131

(a) Includes accruing troubled debt restructurings.

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. The Company actively markets all real estate owned. The OREO valuation reserve at March 31, 1997 totaled $441,000, or 40.4% of real estate acquired. There continues to be an oversupply of commercial and residential real estate in New England and any decline in the real estate market could adversely affect the market values of the Company's real estate acquired which could require additional provisions to the valuation reserve and reductions in the carrying values of properties.


FINANCIAL CONDITION

Total assets grew by $7.7 million, or 2.5%, to $317.0 million in the nine month period from June 30, 1996 through March 31, 1997. The increase resulted from a $13.3 million increase in net loans, which was offset in part by a decrease in securities and fed funds of $3.0 million and a decrease in OREO of $1.6 million. For the nine month period ended March 31, 1997, deposits have increased by $9.6 million while borrowings are down $1.7 million.

Loans
Loans, net of the allowance for loan loss, increased $13.3 million, or 8.8%, during the nine month period ended March 31, 1997. The primary reason for this increase was the Company's continuing efforts in loan originations. Loan originations and advances for the nine month period totaled $48.1 million, while repayments were $27.6 million. Of the loans originated the Company sold $6.6 million in the secondary market during the nine months ended March 31, 1997.

Securities
The securities portfolio consists primarily of U.S. Treasury and Agency obligations, collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"), and to a lesser extent, Federal Home Loan Bank stock. At March 31, 1997, 65.4% of the portfolio was invested in fixed rate securities, principally CMOs, US Treasury and Agency obligations and to a lesser extent MBSs. The fixed rate portfolio had a consensus weighted average duration and life of 2.3 years and 2.5 years, respectively. Fixed rate CMOs and MBSs are generally securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. At March 31, 1997 33.3% of the portfolio was invested in floating rate CMOs and MBSs which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate portfolio had a consensus weighted average duration and life of 0.01 years and 13.5 years, respectively. The floating rate securities are tied to several indices including the eleventh district cost of funds index ("EDCOFI"), one-month LIBOR and Treasury indices. The remaining 1.3% of the portfolio at March 31, 1997, was represented by Federal Home Loan Bank stock.

At March 31, 1997, securities totaling $71.4 million, or 58.1%, were classified as held-to-maturity and securities totaling $51.4 million, or 41.9%, were classified as available-for-sale.

All held-to-maturity securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at March 31, 1997 is an adjustment of $1,191,000, net of taxes, relating to securities transferred from available-for-sale to held-to-maturity, representing net unrealized holding losses at the time of transfer adjusted for subsequent principal amortization and net of taxes.

Substantially all of the Company's CMOs and MBSs investments were purchased in 1993 and early 1994. Subsequent movements in interest rates and market conditions have resulted in a net decline in fair market value. At March 31, 1997 net unrealized losses on both securities available-for-sale and held-to-maturity totaled $4.7 million. No credit losses are expected and all gains and losses are expected to reverse as securities approach maturity. Fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings.


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

Operating activities for the nine month period ended March 31, 1997 provided net cash of $2.6 million. Investing activities used net cash of $8.9 million, principally securities purchases and net loan advances, offset by securities sales, principal repayments and sales of real estate acquired. Financing activities provided net cash of $5.6 million, principally as a result of a net increase in deposits, offset by a net decrease in borrowings, dividends paid to shareholders and treasury stock purchases. Funds provided by operating and financing activities were utilized to fund investing activities. Cash and cash equivalents decreased slightly to $16.9 million.

At March 31, 1997, the Company's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $194.5 million, to net deposits and short term unsecured liabilities, was 68.7%, well in excess of the Company's minimum guideline of 15%. At March 31, 1997, the Company had outstanding commitments to fund new loan originations of $9.6 million, construction mortgage commitments of $6,000 and unused lines of credit of $16.6 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

Shareholders' equity decreased $299,000, to $31,593,000, while book value per share increased $0.29 to $8.13, during the nine month period ended March 31, 1996. The decrease, in equity, resulted from the treasury stock purchases of $1,623,000 and dividends paid of $687,000 offset by earnings of $1,925,000, or $0.45 per share, together with an $83,000 decrease in the adjustment to shareholders' equity for net unrealized holding losses on securities, net of taxes.

In July 1996 the Company announced its intention to repurchase up to 10% of its outstanding common stock in the open market and unsolicited negotiated transactions, including block purchases. For the nine months ended March 31, 1997 the Company had repurchased 182,300 shares of its outstanding common stock, representing 44.8% of the planned repurchases, for total consideration of $1,623,000.

Shareholders' equity at March 31, 1997 included net unrealized holding losses, net of taxes, of $492,000 on securities available-for-sale, and an adjustment for unrealized holding losses, net of taxes, of $1.2 million on held-to-maturity securities which had previously been transferred from available-for-sale. Securities transferred from available-for-sale to held-to-maturity are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 1997 the Company's leverage capital ratio was 10.40% and its tier I and total risk-based capital ratios were 18.73% and 20.00%, respectively. At March 31, 1997 the Bank's leverage capital ratio was 10.30% and its tier I and total risk-based capital ratios were 19.01% and 20.28%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company as of March 31, 1997 was $3,957,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

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


                         NEWMIL BANCORP, INC.



May 12, 1997             By    /s/ Francis J. Wiatr
                              Francis J. Wiatr,
                              President



May 12, 1997             By    /s/ B. Ian McMahon
                              B. Ian McMahon,
                              Chief Financial Officer

                             Exhibit 11.1

                         NEWMIL BANCORP, INC.
              COMPUTATION OF NET INCOME PER COMMON SHARE
                (in thousands except per share amounts)

                                     Three months    Nine months
                                         ended          ended
                                       March 31,      March 31,

                                      1997   1996    1997   1996
Net income
Net income - primary and
  fully diluted                       $675   $613  $1,925 $1,637

Weighted Average Common and Common
Equivalent Stock
Weighted average common stock
  outstanding                        3,973  4,380   4,025  4,455
Assumed conversion as of the
  beginning of each period or upon
  issuance during a period of stock
  options outstanding at the end
  of each period                       454    377     454    377
Assumed purchase of treasury stock
  during each period with proceeds
  from conversion of stock options
  outstanding at the end of each
  period                              (237)  (233)   (261)  (238)
Weighted average common and common
  equivalent stock outstanding
  - primary                          4,190  4,524   4,218  4,594

Weighted average common stock
  outstanding                        3,973  4,380   4,025  4,456
Assumed conversion as of the
  beginning of each period or upon
  issuance during a period of stock
  options outstanding at the end
  of each period                       454    396     454    398
Assumed purchase of treasury stock
  during each period with proceeds
  from conversion of stock options
  outstanding at the end of each
  period                              (231)  (258)   (231)  (255)
Weighted average common and common
  equivalent stock outstanding
  - fully diluted                    4,196  4,518   4,248  4,599

Earnings Per Common and Common
Equivalent Share
Primary                              $0.16  $0.14  $0.46   $0.36
Fully diluted                        $0.16  $0.14  $0.45   $0.36