Form 10-K
period 1997-06-30
NEWMIL BANCORP INC
filed 1997-09-25
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended June 30, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock, as of September 4, 1997, is $51,054,636. The number of shares of Common Stock outstanding as of September 4, 1997, is 3,835,090.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement dated September 22, 1997 for the 1997 Annual Meeting of Shareholders are incorporated by reference into
Part III (Items 10, 11, 12 and 13).

                              TABLE OF CONTENTS
                                                                         Page
                                   PART I

Item 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . 10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS . . . . . . 11

                                   PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS . . . .  . . . . . . . . . . . . . . . . . . 12

Item 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . 12

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . . 15

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . 38

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . 68

                                  PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . .  . . . . 69

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . 69

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . 69

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . 69

                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . 70

                                 PART I

Item 1.   BUSINESS

The Company and the Bank

NewMil Bancorp, Inc., (the "Company"), a Delaware corporation, is the registered bank holding company for New Milford Savings Bank ("the Bank"), a wholly-owned subsidiary. The Company's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is the Company's only subsidiary and its primary investment. The net income of the Company is presently derived from the business of the Bank. Future establishment or acquisition of subsidiaries by the Company is possible. Nevertheless, it is expected that the Bank will account for most of the Company's net income in the foreseeable future. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut.

Banking Services

The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank offers both consumer and commercial deposit accounts, including checking accounts, interest bearing "NOW" accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts. The Bank offers 24-Hour banking through automated teller machines in eight branches.

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

Market Area

The Bank conducts its business through 14 offices located in Litchfield, Fairfield and New Haven Counties. The Bank's service area, which has a population of approximately 200,000, enjoys a balance of manufacturing, trade, and service employment and is home to a number of Fortune 500 companies. Although the Bank's primary market area is Litchfield and northern Fairfield counties, the Bank does have depositors and borrowers that live outside of these areas.

Connecticut adopted legislation in 1990 which effectively provided for full interstate banking effective immediately. Accordingly, out-of-state banking institutions have been allowed since 1990 to acquire Connecticut banks so long as the home state of the acquiring institution would allow ("reciprocity") a Connecticut institution to acquire a bank in that state. A federal law adopted in 1994 enables out-of-state banking institutions to make acquisitions in Connecticut regardless of reciprocity. The same federal (the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994") law permits interstate mergers of banking institutions as of June 1, 1997, unless a state elects to prohibit such mergers, or elects to allow such mergers sooner. The federal legislation also allows states to elect to authorize in that state "de novo" branching of out of state institutions. Connecticut adopted legislation that permits interstate mergers and "de novo" branching, provided that the target institution of a merger proposal is at least five years old and that no transaction will result in a concentration in any one institution of more than 30% of the state's total deposits. Although a number of out of state institutions have begun operations in Connecticut in recent years, the impact of expected further competition under the new interstate banking laws cannot be
determined at this time.   The Company may consider expansion within or
outside of New England provided appropriate opportunities and conditions exist.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential

For a table and discussion of the average balances, interest rates and interest differential of the Company for the years 1997, 1996 and 1995, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 16 through 18. For a table and discussion of an analysis of the effect on net interest income of volume and rate changes on the Company for 1997 over 1996 and 1996 over 1995, see "Management's Discussion and Analysis of Financial condition and Results of Operations - Results of Operations" on pages 16 through 18. In this analysis, the change due to volume was calculated as the change in average balance multiplied by the prior year's weighted average rate, the change in rate was calculated as the change in average rate multiplied by the prior year's average balance, and the change in rate/volume was calculated as the change in average rate multiplied by the change in average balance. Principal amounts of non-accruing loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on non-accruing loans is included in income only to the extent that cash payments have been received.

Securities

For information concerning securities portfolio activities see
"Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Results of Operations" on pages 16 and 18, "Financial Condition" on pages 30 through 32 and "Note 2 - Securities" on pages 49 through 51.

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

Commercial Mortgage and Multi-Family Mortgage Loans: The Bank also makes loans collateralized by mortgages on commercial and multi-family residential properties. Commercial and multi-family loans are originated on an adjustable rate basis, generally with a daily repricing frequency and with the interest adjustment tied to the Prime rate.
Loans may also be structured with fixed rate terms ranging from 1 to 5 years.

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

For further information on the composition and quality of the loan portfolio see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Asset Quality and Portfolio Risk" and "Financial Condition" on pages 25 through 28.

For information on the reduction in interest income associated with non-accrual loans as of June 30, 1997 see "Note 4 - Non-Performing Assets" on pages 53. For discussion of the Bank's policy for placing loans on non-accrual status refer to "Note 1 - Summary of Significant Accounting Policies - Loans" on page 44 and 45. For information concerning loan portfolio composition and concentrations see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Financial Condition" on page 26 through 32.

Summary of Loan Loss Experience

For a discussion of the factors considered by management in determining the provision for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations - Provision and Allowance for Loan Losses" on pages 19 and 20.

Deposits

For a table on the average balances and rates on deposits, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 16 through 18.

Certificate of deposits with balances of $100,000 and greater amounted to $12,898,000 and $8,458,000 at June 30, 1997 and 1996, respectively.

The Bank generally attracts deposits from its market area and uses those deposits to fund lending and investment activities. The Bank's deposit base has no brokered deposits. Management does not feel that there will be a need to utilize brokered deposits for the foreseeable future.

Return on Equity and Assets

For selected statistical information required by this item see "Selected Financial Data" on pages 13 and 14.

Short-term Borrowings

For the information required by this item see "Note 6 - Short Term Borrowed Funds" on page 54.

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

Economic Conditions and Government Policies

The profitability of the Company is affected by general economic conditions and governmental policies. Similar to all of New England, Connecticut experienced a severe recession in 1989 and the early 1990's. Although some economic stabilization has occurred, Connecticut as a whole continues to be negatively affected by corporate downsizing, defense reductions, and corporate consolidations. Real estate values, particularly commercial real estate values, declined substantially and have not recovered completely. During the past five fiscal years the Company has worked to reduce non-performing assets, resulting from these conditions, and has improved the credit quality of its loan portfolio. However, should the general economic recovery stall, or reverse, the Company's operations could be negatively impacted by adverse economic conditions.

The Bank is regulated by the FDIC and the Connecticut Banking Department. New Federal and State legislation and regulations are adopted from time to time which have and may continue to have profound affects on the Bank's operations. Federal legislation and regulations in recent years has focused on capitalization, bank expansion (both geographically and in terms of permissible business), safety and soundness, interest rate risk and deposit insurance, and in providing federal regulators with additional enforcement powers to address perceived problems with banking institutions and individuals closely associated with them. Banks which are weakly capitalized or which have safety and soundness problems are likely to pay deposit insurance rates which are higher (in some cases substantially) than healthier banks. The recent legislation and regulations generally enhance the need for banking institutions to be competitive, but are not anticipated to have a significant negative impact on the Bank.

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

Supervision and Regulation

Federal Bank Holding Company Regulation: The Company is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the types of companies which the Company may acquire or organize and the activities in which it or they may engage. In general, the Company and its subsidiary are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, the Company must obtain the prior approval of the Board of Governors of the Federal Reserve System to acquire control of any bank; to acquire, with certain exceptions, more that 5 percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company. As a result of such laws and regulation, the Company is restricted as to the types of business activities it may conduct and its subsidiary, the Bank, is subject to limitations on, among others, the types of loans and the amount of loans it may make to any one borrower.

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

The Company is also subject to the Securities and Exchange Commission regulations which require that the Company provide its shareholders and the investing public with annual, quarterly and periodic information about the Company, its financial condition and material events affecting its operations and requires an audit, by an independent accounting firm, be performed at the end of the fiscal year.

Connecticut Savings Bank and FDIC Regulation: The Bank is a state chartered savings bank organized under the Banking Law of the State of Connecticut. Deposits are insured by the FDIC and FDIC insurance premiums are assessed on the Bank's deposit base on a semi-annual basis at variable rates dependent upon the Bank's capital rating and other safety and soundness considerations. The Bank is subject to regulation, examination and supervision by the Banking Department and the FDIC.
Both the Banking Department and the FDIC issue regulations and require the filing of reports describing the activities and financial condition of the banks under their jurisdiction. Each agency conducts periodic examinations to test safety, soundness and compliance with various regulatory requirements and generally supervises the operations of such banks.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the FRB and the FDIC. For information on these capital requirements and the Company and the Bank's capital ratios see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" on pages 35 and 36. Such information is incorporated herein by reference and made a part hereof.

Employees

The Bank, which had 124 full-time and 19 part-time employees at June 30, 1997, conducts its banking operations through 14 offices, all in Litchfield, Fairfield and New Haven Counties. On July 18, 1997 the Bank opened its fourteenth office in Southbury, Connecticut. Management considers the Bank's relationship with its employees to be good. The Bank's employees are not represented by any collective bargaining groups.

Subsidiaries

The Bank is the only subsidiary of the Company and accounts for 100% of the Company's income for the current fiscal year. At June 30, 1997, the Bank had two wholly-owned subsidiaries, Asset Recovery Management
Company and New Mil Asset Company, both formed to hold and develop certain foreclosed real estate.

Item 2.   PROPERTIES

In addition to its main office, located at 19 Main Street, New Milford, Connecticut, the Bank conducts its business through 14 branches located in Litchfield, Fairfield and New Haven Counties. The Bank owns its main office and seven of its branches.

The following table sets forth certain information regarding New Milford Savings Bank's branch offices, as of June 30, 1997.

                                                            Lease
                                                     Owned  expir-
                                             Date    or     ation
Branch office    Location                    opened  leased date
                                                     (a)
Kent             50 North Main St., Kent, CT  1960   Owned  ---
New Fairfield    Routes 37 & 39,
                   New Fairfield, CT          1969   Leased 1999
Brookfield       Route 7, Brookfield, CT      1964   Leased 2000
Sherman          Routes 37 & 39, Sherman, CT  1976   Leased 1997
Bridgewater (b)  Routes 57 & 133,
                   Bridgewater, CT            1981   Owned  ---
New Milford (c)  19 Main Street,
                   New Milford, CT            1902   Owned  ---
Boardman Terrace 53 Main Street,
                   New Milford, CT            1977   Owned  ---
New Preston (d)  Routes 202 & 45,
                   New Preston, CT            1979   Owned  ---
Morris           Route 109 & 63, Morris, CT   1981   Owned  ---
Sharon           Route 41, Sharon, CT         1971   Leased 1997
Canaan           Main St. & Granite Avenue,
                   Canaan, CT                 1982   Owned  ---
Lanesville       291 Danbury Road,
                   New Milford, CT            1989   Owned  ---
Winsted          Stop & Shop Supermarket
                   Route 44, Winsted, CT      1996   Leased 1999
Southbury        Grand Union Supermarket
(Opened July 1997) 775 Main Street South,
                   Southbury, CT              1997   Leased 2003

(a) The information concerning the Bank's lease payments see Note 12 on pages 61 and 62.
(b) The Bank owns an additional building on this site which is leased at an annual rent of $5,028.
(c)  Main Office.
(d) The Bank owns an additional building on this site which is leased at an annual rent of $16,000.


Item 3.   LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company or the Bank or any of their properties, other than ordinary routine litigation incidental to the Company's business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, no matter was submitted to a vote of the shareholders of the Company.

                                PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

For the information required by this item see Quarterly Financial Data (unaudited)" on pages 66 and 67. For a discussion of the Company's dividend policy and restrictions on dividends see "Management Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Dividend Restrictions" on pages 35 and 36.


Item 6.   SELECTED FINANCIAL DATA

The following table sets forth the consolidated financial and other data of the Company at the dates and for the periods indicated. This data has been derived from the audited consolidated financial statements of the Company.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except ratios and per share amounts)

                                At or for the years ended June 30,
                         1997      1996     1995     1994     1993
Statement of Income
Interest and
 dividend income         $22,851   $21,837  $20,283  $17,450  $16,978
Interest expense          10,916    10,438    9,602    8,473    8,466
Net interest income       11,935    11,399   10,681    8,977    8,512
Provision for loan
 losses                      400       400      400      208      450
Non-interest income
 Securities (losses)
  gains, net                  (9)       27      226      404    2,453
 Losses on interest
  rate swaps, net            -         -        -        -       (804)
 Gains on loans, net         181        10       28       99      101
 Service fees and other    1,347     1,218    1,167    1,033      760
Non-interest expense       8,566     8,465    9,352    8,694    9,222
Income before
 income taxes              4,488     3,789    2,350    1,611    1,350
Income tax expense
 (benefit)                 1,886     1,547   (3,874)    (720)      23
Net income                 2,602     2,242    6,224    2,331    1,327

Financial Condition
Total assets            $323,061  $309,363 $308,671 $315,159 $287,986
Loans, net               166,141   150,558  150,442  141,775  143,697
Allowance for loan
 losses                    5,452     4,866    5,372    5,246    5,331
Securities               119,368   125,583  127,194  153,746  120,709
Deposits                 275,392   259,267  252,420  236,182  228,090
Borrowings                13,000    14,776   20,499   51,850   28,000
Shareholders' equity      31,719    31,892   32,721   25,094   29,005
Non-performing assets      3,585     6,480    8,885   13,685   14,771

Per Share Data
Earnings, fully diluted    $0.61    $0.50    $1.37    $0.52     $0.30
Cash dividends              0.23     0.17     0.06     -         -
Book value                  8.27     7.84     7.29     5.59      6.47

Statistical Data
Net interest margin         3.98%    4.01%    3.70%    3.10%     3.52%
Efficiency ratio           63.67    66.90    77.28    82.70     83.67
Effective tax rate         42.02    40.83  (164.85)  (44.69)     1.70
Return on average assets    0.84     0.75     2.08     0.76      0.51
Return on average
 shareholders' equity       8.02     6.71    23.75     8.16      4.95

Dividend payout ratio      37.70    34.00     4.38     -         -
Allowance for loan
 losses to total loans      3.18     3.13     3.45     3.57      3.58
Non-performing assets
 to total assets            1.11     2.09     2.88     4.34      5.13
Tier 1 leverage capital    10.25    10.39    10.58     8.94     10.19
Total risk-based capital   19.85    20.98    21.36    21.90     22.39
Average shareholders'
 equity to average
 assets                    10.44    11.22     8.74     9.30     10.28

Weighted average equivalent
 shares outstanding,
 fully diluted             4,236    4,505    4,544    4,511     4,488
Shares outstanding
 at June 30 (excluding
 Treasury stock)           3,834    4,070    4,491    4,486     4,484

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

NewMil Bancorp, Inc. (the "Company"), a Delaware corporation, is a bank holding company for New Milford Savings Bank (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The principal business of the Company consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities, and conducts its business from fourteen offices in Litchfield, Fairfield and New Haven Counties. The Company and the Bank were formed in 1987 and 1858, respectively.


OVERVIEW

The Company earned net income of $2,602,000, or $0.61 per share, for the year ended June 30, 1997, compared with net income of $2,242,000, or $0.50 per share, for fiscal year 1996. Net income grew 16.1% in 1997, reflecting significantly improved core earnings, driven by higher net interest income and non-interest income, and relatively stable operating expenses. Earnings per share increased 22.0%, reflecting both the growth in net income and share repurchase activity.

Over the past four years the Company has achieved a steady improvement in core earnings. This is attributed to a continuing strategy which includes refining both the mix and the quality of the Company's earning assets, controlling operating expenses, and reducing non-performing assets. With a loan to deposit ratio of only 60% at June 30, 1997, the Company has ample capacity to continue to grow its loan portfolio.

During 1997 the Company achieved modest loan growth while reducing the investment portfolio. Net loans increased by 10.4% to $166.1 million at June 30, 1997 while non-performing assets declined 44.7% to $3.6 million, or 1.11% of assets. Deposits grew 6.2% to $275.4 million, and investments decreased by 4.9% to $119.4 million. Book value per share increased 5.5% to $8.27 at June 30, 1997, after cash dividends of $0.23, representing a 37.7% payout ratio. In addition, during 1997 the Company repurchased 236,300 shares, or 5.8%, of its outstanding shares of common stock. At June 30, 1997 the Company's tier 1 leverage and total risk-based capital ratios were 10.25% and 19.85%, respectively, and the Company was "well capitalized" as defined by the Federal Reserve Board.

The following discussion and analysis of the Company's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison Between 1997 and 1996

Analysis of Net Interest and Dividend Income

Net interest income grew $536,000, or 4.7%, to $11,935,000 in 1997.
This resulted from growth of $15.6 million, or 5.5%, in average earning assets, driven by loan growth, up $10.7 million, or 7.0%. The net interest margin decreased slightly by 3 basis points, to 3.98% from 4.01%, as a result of a slight decrease in yield on earning assets. The following table sets forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for each of the past three years.

Year ended June 30, 1997              Average     Income/     Average
(dollars in thousands)                balance     expense   yield/rate
Loans (a)                            $163,715    $14,601        8.92%
Mortgage backed securities             16,856      1,065        6.32
Other securities (b)                  118,948      7,185        6.04
 Total earning assets                 299,519     22,851        7.63
Other assets                           11,409
 Total assets                        $310,928

NOW accounts                          $24,414        363        1.49
Money market accounts                  61,258      1,857        3.03
Savings & other                        38,458      1,026        2.67
Certificates of deposit               129,010      6,953        5.39
 Total interest-bearing deposits      253,140     10,199        4.03
Borrowings                             13,059        717        5.49
 Total interest-bearing funds         266,199     10,916        4.10
Demand deposits                        10,826
Other liabilities                       1,452
Shareholders' equity                   32,451
 Total liabilities and
 shareholders' equity                $310,928

Net interest income                              $11,935
Spread on interest-bearing funds                                3.53
Net interest margin (c)                                         3.98

Year ended June 30, 1996              Average     Income/     Average
(dollars in thousands)                balance     expense   yield/rate
Loans (a)                            $153,024    $13,919        9.10%
Mortgage backed securities             21,752      1,323        6.08
Other securities (b)                  109,165      6,595        6.04
 Total earning assets                 283,941     21,837        7.69
Other assets                           13,756
 Total assets                        $297,697

NOW accounts                          $23,032        343        1.49
Money market accounts                  61,011      1,852        3.04
Savings & other                        39,676      1,041        2.62
Certificates of deposit               122,118      6,744        5.52
 Total interest-bearing deposits      245,837      9,980        4.06
Borrowings                              7,973        458        5.74
 Total interest-bearing funds         253,810     10,438        4.11
Demand deposits                         8,964
Other liabilities                       1,515
Shareholders' equity                   33,408
 Total liabilities and
 shareholders' equity                $297,697

Net interest income                              $11,399
Spread on interest-bearing funds                                3.58
Net interest margin (c)                                         4.01

Year ended June 30, 1995              Average     Income/     Average
(dollars in thousands)                balance     expense   yield/rate
Loans (a)                            $145,726    $11,967        8.21%
Mortgage backed securities             32,229      1,739        5.40
Other securities (b)                  110,788      6,577        5.94
 Total earning assets                 288,743     20,283        7.03
Other assets                           11,154
 Total assets                        $299,897

NOW accounts                          $22,258        327        1.47
Money market accounts                  73,562      2,035        2.77
Savings & other                        44,456      1,166        2.62
Certificates of deposit                95,891      4,526        4.72
 Total interest-bearing deposits      236,167      8,054        3.41
Borrowings                             28,881      1,548        5.36
 Total interest-bearing funds         265,048      9,602        3.62
Demand deposits                         7,262
Other liabilities                       1,385
Shareholders' equity                   26,202
 Total liabilities and
 shareholders' equity                $299,897

Net interest income                              $10,681
Spread on interest-bearing funds                                3.41
Net interest margin (c)                                         3.70

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

Years ended June 30,                        1997 versus 1996
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                             $  972   $ (271)  $ (19)  $  682
  Mortgage backed securities          (297)      51     (12)    (258)
  Other securities                     591       (1)     -       590
   Total                             1,266     (221)    (31)   1,014
Interest-bearing liabilities:
  Deposits                             296      (75)     (2)     219
  Borrowings                           292      (20)    (13)     259
   Total                               588      (95)    (15)     478
Net change to interest income       $  678   $ (126)  $ (16)   $ 536


Years ended June 30,                        1996 versus 1995
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                             $  599   $1,288    $ 65   $1,952
  Mortgage backed securities          (565)     235     (77)    (407)
  Other securities                     (96)     107      (2)       9
   Total                               (62)   1,630     (14)   1,554
Interest-bearing liabilities:
  Deposits                             777      972     177    1,926
  Borrowings                        (1,121)     110     (79)  (1,090)
   Total                              (344)   1,082      98      836
Net change to interest income       $  282   $  548   $(112)  $  718

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

Interest Income

Total interest and dividend income increased $1,014,000, or 4.6%, to $22.9 million in 1997. Loan income increased $682,000, or 4.9%, as a result of higher volume offset by slightly lower overall yield. Average loans grew $10.7 million, or 7.0%, to $163.7 million in 1997 as compared with 1996. The decrease in the average loan yield resulted primarily from downward portfolio repricing on residential adjustable rate mortgages due to lower interest rates, which also affected new loan rates. Interest and dividends from securities and federal funds increased $332,000, or 4.2%, in 1997 as a result of higher overall volume coupled with a marginally higher yield. Mortgage backed security prepayments have continued to decline which reduces the amortization expense, thereby increasing the yield on the mortgage backed security portfolio. While average securities declined $4.9 million, or 3.7%, average federal funds balances increased $8.7 million. The change in average yield resulted from changes in portfolio mix and market interest rates on securities purchased.

Interest Expense

Interest expense increased $478,000, or 4.6%, to $10.9 million in 1997 primarily as a result of deposit growth and higher average borrowings, offset in part by slightly lower cost of funds which decreased 1 basis point. Deposit expense increased $219,000, or 2.2%, as a result of an increase of $7.3 million, or 3.0%, in average interest-bearing deposits offset by a 3 basis point decrease in the average cost of interest-bearing deposits (to 4.03% from 4.06%). Deposit growth was concentrated in certificates of deposit, NOW and demand deposit accounts, while savings accounts declined slightly. Interest expense on borrowings increased $259,000 as a result of an increase in average borrowings, up $5.1 million, or 63.8%, offset by a lower cost of borrowings, down 25 basis points to 5.49% in 1997 from 5.74% in 1996. The Company's borrowings are short term and rates generally follow the one-month LIBOR index, which declined during the year.

Provision and Allowance for Loan Losses

The Company provided $400,000 for loan losses in 1997, unchanged from 1996. Changes in the allowance for loan losses are as follows:

  Years ended June 30,                    1997      1996      1995
  (dollars in thousands)
  Balance, beginning of year              $4,866    $5,372    $5,246
  Provision for losses                       400       400       400
  Charge-offs                               (124)     (919)     (295)
  Recoveries                                 310        13        21
  Balance, end of year                    $5,452    $4,866    $5,372
  Ratio of allowance for loan losses:
   to non-performing loans                175.3%    114.3%     74.5%
   to total gross loans                     3.2       3.1       3.4
  Loan loss provision to average loans      0.2       0.3       0.3
  Net (recoveries) charge-offs
   to average loans                        (0.1)      0.6       0.2

The Company remains well reserved both against total loans and non-performing loans. During 1997 non-performing loans decreased $1.1 million, or 26.9%, as a result of which, the reserve coverage to non-performing loans increased to 175.3%. Past due performing loans (accruing loans 30-89 days past due) have remained relatively stable throughout fiscal year 1997, and at June 30, 1997 were 1.1% of gross loans. Loan charge-offs were modest in 1997, while a large loan loss recovery, of approximately $300,000, on a real estate loan previously written down in February 1993 further strengthened the reserve. For a discussion on loan quality see "Asset Quality and Portfolio Risk".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at June 30, 1997, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the State of Connecticut, Department of Banking, in March 1997 and no additions to the allowance were requested as a result of this examination.

Non-Interest Income

Non-interest income increased $264,000, or 21.0%, to $1,519,000 in 1997. The principal categories of non-interest income are as follows:

 Years ended June 30,              1997      1996        Change
 (in thousands)
 Service charges on
  deposit accounts               $  975    $  830     $145    17.5%
 Gains on loans, net                181        10      171 1,710.0
 Loan servicing                     111       123      (12)   (9.8)
 Securities (losses)
  gains, net                         (9)       27      (36) (133.3)
 Other                              261       265       (4)   (1.5)
  Total non-interest income      $1,519    $1,255    $ 264    21.0%

The increase in service charges on deposit accounts in 1997 reflects increased transaction volume, resulting from growth in demand deposit and NOW accounts and increased debit card transactions volume. In late 1996 the Company restructured its residential mortgage lending department with the objective of increasing fee income from pre-arranged service-released lending activities. Gains on loans resulted from residential mortgage loan sales in 1997 and 1996 of $10.6 million and $882,000, respectively. These gains are recognized on loans that are sold at the time they are originated, therefore the Company has no interest rate risk and there are no loans that are held-for-sale. The decrease in loan servicing fees in 1997 resulted from a decrease in the mortgage servicing portfolio, which at June 30, 1997 totaled $28.8 million, down from $31.2 million at June 30, 1996. The net securities losses and gains in 1997 and 1996 were realized on sales of available-for-sale securities of $23.3 million and $21.6 million, respectively. Other fee income, principally safe deposit box fees and other miscellaneous income, decreased slightly in 1997 as compared with 1996.

Operating Expenses

Operating expenses increased $101,000, or 1.2%, in 1997 primarily as a result of additional salaries and benefits associated with increased staffing in lending and retail banking, and higher pension and health benefits costs. These increases were offset in part by a significant reduction in professional, collection and OREO expense. The principal categories of operating expenses are as follows:

 Years ended June 30,             1997      1996        Change
 (in thousands)
 Salaries                         $3,909    $3,422    $487    14.2%
 Employee benefits                 1,076       854     222    26.0
 Occupancy                           840       773      67     8.7
 Equipment                           683       584      99    17.0
 Professional, collection
  and OREO expense                   132       940    (808)  (86.0)
 Insurance                            78       123     (45)  (36.6)
 Postage and telecommunications      348       284      64    22.5
 Marketing                           209       234     (25)  (10.7)
 Service bureau                      198       157      41    26.1
 Other operating                   1,093     1,094      (1)   (0.1)
  Total operating expenses        $8,566    $8,465   $ 101     1.2%

The increase in salaries in 1997 was due primarily to changes in staffing levels in lending and retail banking, and annual salary increases. In late 1996 the Company restructured the residential mortgage lending department and opened a supermarket branch in Winsted, Connecticut. Employee benefits expense increased as a result of additional health, taxes and other benefits related to the increased staffing levels, and additional pension expense. The increase in occupancy expense is related to the additional branch in Winsted, Connecticut. Equipment expense increased in 1997 primarily as a result of increased maintenance expense for computer systems. Professional, collection and OREO expense includes expenditures related to audit, accounting, legal, appraisal, property tax, insurance, other workout related expenses, together with gains and losses on OREO sales and the provision for OREO losses. The decrease in 1997 results from OREO gains of $567,000, a negative provision to the OREO reserve of $300,000 and a reduction in collections and OREO expense, offset by increased professional fees. The negative provision was a result of OREO that had been reserved for and now has been sold without utilizing the reserve. For a discussion of non-performing assets see "Asset Quality and Portfolio Risk". The decrease in insurance expense resulted from decreased insurance premiums on the Company's Directors and Officers policy and the Blanket Bond policy as a result of the Company's strong financial position, offset by an increase in FDIC insurance premiums. All other operating expenses, including marketing, shareholder relations, office expense and other, increased $79,000 or 4.5% in 1997. This increase is attributed principally to increased lending activity, the additional branch location, various deposit and loan marketing promotions and other changes in operating activities.

During 1997 the Company's efficiency ratio, being the ratio between operating expense and net interest and dividend income plus non-interest income, improved to 63.7%, compared with 66.9% in 1996. The change resulted from increasing net interest and non-interest income, at a rate greater than increases in operating expenses.

Income Taxes

Net income for 1997 included an income tax provision of $1,886,000, an effective tax rate of 42%, as compared with an income tax provision of $1,547,000, an effective tax rate of 41%, for 1996. For further information on income taxes see Note 7 of Notes to Consolidated
Financial Statements.


Comparison between 1996 and 1995

Overview

The Company earned net income of $2,242,000, or $0.50 per share, for the year ended June 30, 1996, compared with net income of $6,224,000, or $1.37 per share, for fiscal year 1995. Net income before income taxes grew 61% in 1996 to $3,789,000, up from $2,350,000 in 1995. The growth in pre-tax earnings reflects significantly improved core earnings driven by an increased net interest margin (4.01% for 1996 versus 3.70% for 1995) and decreased operating expenses, principally collection expenses and FDIC insurance premiums. The Company returned to a fully-taxable reporting basis in 1996 following the recognition of substantially all of its deferred tax asset at June 30, 1995. Net income for 1996 included an income tax provision of $1,547,00, or 41%, as compared to a tax benefit of 3,874,000 for the prior year.

Analysis of Net Interest Income

Net interest income grew $718,000, or 6.7%, to $11,399,000 in 1996 compared with 1995. This increase resulted from a 31 basis point increase in net interest margin, to 4.01% from 3.70%, while total average earning assets decreased $4,802,000, or 1.7%. The improvement in net interest margin was driven by changes in asset mix, the reduction in non-performing assets, and the benefit from higher interest rates on earning assets which repriced upwards more than deposit liabilities.
The change in asset mix was achieved through both loan growth and refinements in loan mix, offset by a reduction in securities.

Interest Income

Total interest and dividend income increased $1,554,000, or 7.7%, to $21.8 million in 1996. Loan income increased $1,952,000, or 16.3%, as a result of changes in loan mix, higher volume and higher yields. The increase in the average loan yield resulted primarily from upward portfolio repricing due to higher interest rates, which affected new loan rates, the repricing of floating rate loans, and, to a lesser extent, increased originations of Prime based commercial loans. Average loans grew $7.3 million, or 5.0%, to $153.0 million in 1996. Interest and dividends from securities and federal funds decreased $398,000, or 4.8%, in 1996 as a result of a lower volume despite a higher yield. Average securities declined $12.1 million, or 8.5%, to $130.9 million in 1996 as a result of sales and principal payments. Average yield increased primarily as a result of the upward repricing of floating rate securities. Securities purchases were limited and the portfolio was downsized to fund loan growth and repay borrowings.

Interest Expense

Interest expense increased $836,000, or 8.7%, to $10.4 million in 1996 primarily as a result of higher costs on deposits and borrowings, offset in part by lower borrowings. Deposit expense increased $1,926,000, or 23.9%, as a result of a 65 basis point increase in the average cost of interest-bearing deposits and an increase of $9.7 million, or 4.1%, in average interest-bearing deposits. The increase in deposit costs resulted from higher interest rates and a change in deposit mix resulting from transfers from money market and savings accounts into certificates of deposit. The change in deposit mix was caused by an increased yield differential between money market accounts and certificates of deposit. Deposit growth was concentrated in certificates of deposit, NOW and demand deposit accounts. Interest expense on borrowings decreased $1,090,000 as a result of a decrease in average borrowings, down $20.9 million, or 72.4%, offset by higher borrowing rates.

Non-Interest Income

Non-interest income decreased $166,000, or 11.7%, to $1,255,000 in 1996 from 1995. The principal categories of non-interest income are as follows:

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

The increase in service charges on deposit accounts in 1996 resulted from increased ATM usage and higher transaction volume. The net securities gains in 1996 and 1995 were realized on sales of available-for-sale securities of $21.6 million and $20.7 million, respectively. Gains on loans resulted from loan sales in 1996 and 1995 of $882,000 and $703,000, respectively. Other fee income included principally safe deposit box fees and other miscellaneous income.

Operating Expenses

The principal categories of operating expenses are as follows:

 Years ended June 30,              1996      1995        Change
 (in thousands)
 Salaries                         $3,422    $3,295   $ 127     3.9%
 Employee benefits                   854       841      13     1.6
 Occupancy                           773       731      42     5.7
 Equipment                           584       543      41     7.6
 Professional, collections
  and OREO expense                   940     1,711    (771)  (45.1)
 Postage and telecommunications      284       306     (22)   (7.2)
 Marketing                           234       236      (2)   (0.9)
 Service bureau                      157       156       1     0.6
 Insurance                           123       695    (572)  (82.3)
 Other operating                   1,094       838     256    30.5
  Total operating expenses        $8,465    $9,352   $(887)   (9.5)%

The increase in salaries in 1996 was due primarily to changes in staffing levels and annual salary increases. Benefits expense increased slightly as a result of higher taxes offset by lower health benefits expense. The increase in occupancy expense was due principally to higher utility expense and building maintenance as a result of the harsher winter of 1995-1996. Equipment expense increased in 1996 primarily as a result of increased depreciation expense from equipment purchases. The decrease in professional, collection and OREO expense in 1996 resulted from continuing reductions in non-performing assets, offset in part by increased professional services primarily increased legal services, consulting fees related to the opening of the Winsted supermarket branch, and other corporate matters. The decrease in insurance expense resulted from the virtual elimination of the Company's FDIC insurance assessment. All other operating expenses, including marketing, shareholder relations, office and other, increased $255,000 or 20.7% in 1996, attributed principally to increased lending activity, various deposit and loan marketing promotions and other changes in operating activities.

Income Taxes

The Company returned to a fully-taxable reporting basis on July 1, 1995 following the recognition of substantially all of its deferred tax asset at June 30, 1995. Net income for 1996 included an income tax provision of $1,547,000, or 41%, as compared with an income tax benefit of $3,874,000 for 1995. In 1995 the Company recognized 100% of its remaining available Federal income tax benefits (expiring 2007), excluding any capital loss carryforwards, together with that portion of its remaining available State income tax benefits (expiring 1997) which the Company expects to utilize, and other book/tax temporary differences. In 1995, the Company also recognized an additional deferred tax benefit reflected by a $1,678,000 adjustment to shareholders' equity to record the tax effect of unrealized securities gains and losses reported in shareholders' equity.


ASSET QUALITY AND PORTFOLIO RISK

Non-performing assets

During 1997 non-performing assets decreased $2.9 million, or 44.7%, to $3.6 million at June 30, 1997, due principally to sales of OREO, loan payments and loans returned to an accruing status, offset by loans placed on non-accrual, an increase in accruing loans past due 90 days or more and capital improvements to OREO. The following table summarizes changes in non-performing assets during the periods presented.

Years ended June 30, (in thousands)        1997      1996
Balance, beginning of year                $ 6,480   $ 8,885
Loans placed on non-accrual status          1,649     2,728
Change in accruing loans past
 due 90 or more days, net                     616       132
Change in accruing loans
 restructured, net                             (7)      281
Payments to improve OREO                      150       723
Loan payments                              (1,407)     (713)
Loans returned to accrual status           (1,334)     (332)
Loan charge-offs                             (117)     (918)
OREO recovery (provision)                     300      (262)
Gross proceeds from OREO sales             (3,312)   (4,432)
Gains on OREO sales, net                      567       388
Balance, end of year                      $ 3,585   $ 6,480
Percent of total assets                     1.11%     2.09%

The following table details the composition of non-performing assets as of the periods presented.

Non-Performing Assets      Accruing                       Total
(dollars in thousands)       loans              Other     non-
                    Non-   past due  Restruc-   Real    perform-
                   accrual   90 or     tured   Estate      ing
                    loans  more days   loans    Owned    assets
June 30, 1997
Real estate:
 Residential       $  492     $466      $ -    $  251    $1,209
 Commercial           285      317       274       36       912
 Land and land
 development        1,270       -         -       324     1,594
 Installment and
 Other                  7       -         -        -          7
Valuation reserve     -         -         -      (137)     (137)
 Totals            $2,054     $783      $274   $  474    $3,585

June 30, 1996
Real estate:
 Residential       $1,974     $166      $ -     $ 984    $3,124
 Commercial           335       -        281      899     1,515
 Land and land
 development        1,500       -         -       815     2,315
Valuation reserve     -         -         -      (474)     (474)
 Totals            $3,809     $166      $281   $2,224    $6,480

Accruing loans past due 90 days or more, as of June 30, 1997, are comprised of seven credits, that include residential mortgage loans and one commercial loan that is SBA guaranteed. All loans are in the process of collection and the collection of accrued interest is probable.

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. The Company actively markets all OREO and in 1997 sold $3.3 million of OREO from which net gains of $567,000 were realized. During 1997 the Company recorded a $300,000 negative provision and charged-off $36,000 against the OREO valuation reserve. At June 30, 1997 the reserve totaled $137,000, or 22.4% of OREO. Any decline in the real estate market could adversely affect the market values of the Company's OREO which could require reductions in the carrying values of properties.

Had non-accrual loans as of June 30, 1997 and 1996, been current in accordance with their original terms, gross interest income of $228,000 and $385,000 would have been recorded in net income for 1997 and 1996, respectively. The amount of interest on these loans that was included in income was $44,000 and $96,000 in 1997 and 1996, respectively.

FINANCIAL CONDITION

During 1997 total assets grew $13.7 million, or 4.4%, to $323.1 million at June 30, 1997. This increase resulted from net loan growth of $15.6 million, offset in part by a decrease in OREO of $1.8 million while
total securities and fed funds remained unchanged.   Total deposits grew
$16.1 million, while borrowings declined by $1.8 million.

Loans
The principal categories of the loan portfolio are as follows:

June 30, (in thousands)                   1997           1996
Real estate mortgages
  One-four family residential      $ 90,885  52.9%   $ 89,159  57.3%
  Five or more family residential     4,812   2.8       3,262   2.1
  Commercial                         31,850  18.6      30,408  19.6
  Land and land development           8,334   4.9       9,472   6.1
Commercial and industrial            12,424   7.2       6,130   3.9
Home equity lines of credit          20,274  11.8      14,474   9.3
Installment and other                 3,122   1.8       2,658   1.7
  Total loans, gross               $171,701 100.0    $155,563 100.0

The following table sets forth information on the composition of the Bank's loan portfolio by loan type as of June 30 for the past five years (in thousands):

                       1997     1996      1995      1994      1993
Real Estate Mortgages:
 Residential
   1-4 family        $ 90,885  $ 89,159  $ 98,766  $ 95,176  $ 89,077
   5-more family        4,812     3,262     3,171     3,199     7,934
 Commercial            31,850    30,408    29,068    23,801    25,519
 Land                   8,334     9,472    12,067    15,403    17,452
 Home equity credit    20,274    14,474     7,785     7,367     6,672
   Total mortgage
    loans             156,155   146,775   150,857   144,946   146,654
Commercial and
 industrial            12,424     6,130     3,201       708        -
Installment             1,140       502       284       256       692
Collateral and other    1,982     2,156     1,903     1,497     1,782
 Total loans, gross   171,701   155,563   156,245   147,407   149,128
Deferred loan
 origination (fees)
 costs, net              (108)     (139)     (431)     (386)     (100)
Allowance for loan
 losses                (5,452)   (4,866)    (5,372)    (5,246)    (5,331)
   Total loans, net  $166,141  $150,558  $150,442  $141,775  $143,697

The following tables reflect the loan portfolio maturity distribution as of June 30, 1997 (in thousands); non-accrual loans have been presented in the after 5 years category:

                                       Within    After
                              Within    1-5        5
                              1 year   years     years     Total
Real Estate Mortgages:
  Residential
    1-4 family               $ 3,908  $ 8,396   $78,581  $ 90,885
    5-more family                483      589     3,740     4,812
  Commercial                   5,446   11,506    14,898    31,850
  Land                         1,571    1,596     5,167     8,334
Home equity credit lines       2,355    1,667    16,252    20,274
Commercial and industrial      2,767    4,154     5,503    12,424
Installment                      426      645        69     1,140
Collateral and other           1,982      -         -       1,982
  Total loans, gross         $18,938  $28,553  $124,210  $171,701

The following table shows as of June 30, 1997 the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates (in thousands):

                                   Fixed      Adjustable
                                 interest      interest
                                   rates         rates
Real Estate Mortgages:
 1-4 family residential           $12,036      $ 74,941
 5-more family residential            155         4,174
 Commercial                         1,546        24,858
 Land                                  48         6,715
Home equity credit lines              -          17,919
Commercial and industrial           1,431         8,226
Installment                           714           -
Collateral and other                  -             -
  Total loans, gross              $15,930      $136,833

The following table sets forth non-performing loans as of June 30, for the last five years (in thousands):

                            1997    1996   1995    1994    1993
Non-accruing loans         $2,054  $3,809 $7,175  $8,325  $11,336
Accruing loans past due
 90 days or more              783     166     34     379      329
Accruing restructured
 loans                        274     281    -       -        -
   Total non-performing
   loans                   $3,111  $4,256 $7,209  $8,704  $11,665

The following table sets forth changes in the allowance for loan losses and other selected statistics for the five fiscal years ended June 30

(dollars in thousands):

                            1997    1996    1995    1994    1993
Balance at beginning of
 period                   $4,866   $5,372  $5,246  $5,331  $5,753
Provision for loan losses    400      400     400     208     450
Charge-offs:
 Real estate mortgages        90      884     294     294     835
 Commercial and industrial    23       30     -       -       -
 Consumer loans               11        5       1      14      44
   Total charge-offs         124      919     295     308     879
Recoveries:
 Real estate mortgages       308       10      20       4       1
 Commercial and industrial   -        -       -       -       -
 Consumer loans                2        3       1      11       6
   Total recoveries          310       13      21      15       7
Net (recoveries)
 charge-offs                (186)     906     274     293     872
Balance at end of period  $5,452   $4,866  $5,372  $5,246  $5,331
Ratio of net (recoveries)
   charge-offs to average
   loans outstanding       (0.11)% 0.59%    0.19%    0.21%  0.64%

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

                                  1997                1996
                          Allowance Loans(a)  Allowance  Loans(a)
Real Estate Mortgages
 1-4 family residential      $1,131   52.94%     $1,258    57.31%
 5-more family residential      906    2.80         290     2.10
 Commercial                   1,669   18.55       1,942    19.55
 Land                           683    4.85         512     6.09
 Home equity credit lines       205   11.81         147     9.30
   Total mortgage loans       4,594   90.95       4,149    94.35
Commercial and industrial       184    7.24         139     3.94
Installment                      34    0.66          12     0.32
Collateral                        0    1.15           0     1.39
Unallocated                     640    -            566     -
 Total allowance             $5,452  100.00      $4,866   100.00

                                  1995
                          Allowance Loans(a)
Real Estate Mortgages
 1-4 family residential      $1,466   64.26%
 5-more family residential      725    2.06
 Commercial                   1,865   18.91
 Land                           781    6.20
 Home equity credit lines        83    5.06
   Total mortgage loans       4,920   96.49
Commercial and industrial        71    2.08
Installment                       6    0.18
Other                             0    1.25
Unallocated                     375    -
 Total allowance             $5,372  100.00

(a) Percent of loans in each category to total loans.

During 1997 total loan originations and advances were $57.6 million, up 25.2% over 1996, while repayments were $41.3 million. In addition to portfolio loans, during 1997 residential mortgage loans totaling $10.6 million were originated and sold in the secondary market.

Since its formation in 1994, the Commercial Lending department has specialized on lending to small and mid-size companies and professional practices. The Company provides short- and long-term financing, construction loans, commercial mortgages and property improvement loans. The Company works extensively with several government-assisted lending programs. The Residential Mortgage Department, in addition to traditional portfolio lending, has established a secondary market distribution capability, which provides the flexibility to sell a variety of mortgage products on a service-released basis. The Company offers one of the most comprehensive residential mortgage product lines of any institution in northwest Connecticut. The Company also offers home equity loans and lines of credit and has run several successful promotions over the past two years.

Securities

The composition, maturity distribution and weighted average yields of securities available-for-sale at June 30 were as follows:

(dollars in thousands)                  Carrying   Market
                                         Value     Value   Yield
June 30, 1997(a)
U.S. Treasury and Government
  U.S Treasury Obligation
    Within 1 year                       $ 6,013   $ 6,013  6.06%
    After 1 but within 5 years           18,285    18,285  6.13
  Agency Obligations
    After 1 but within 5 years            7,499     7,499  6.26
    After 5 but within 10 years             964       964  6.17
Mortgage backed securities                6,514     6,514  6.75
Collateralized mortgage obligations       8,727     8,727  5.89
Federal Home Loan Bank Stock              1,547     1,547  6.21
  Total Securities Available-for-sale   $49,549   $49,549  6.31

June 30, 1996(a)
U.S. Treasury and Government
  U.S Treasury Obligation
    After 1 but within 5 years          $16,201   $16,201  6.21%
  Agency Obligations
    After 1 but within 5 years            1,739     1,739  6.58
    After 5 but within 10 years             938       938  6.15
Mortgage backed securities                7,771     7,771  7.01
Collateralized mortgage obligations      21,975    21,975  5.36
Federal Home Loan Bank Stock              1,547     1,547  6.00
  Total Securities Available-for-sale   $50,171   $50,171  5.96

June 30, 1995
U.S. Treasury and Government
  Agency Obligations
    After 1 but within 5 years           $1,018    $1,018  8.01%
Mortgage backed securities                4,149     4,149  8.88
Collateralized mortgage obligations         388       388  7.70
Federal Home Loan Bank Stock              1,547     1,547  6.21
  Total Securities Available-for-sale    $7,102    $7,102  8.11

The composition, maturity distribution and weighted average yields of securities held-to-maturity at June 30 were as follows:

(dollars in thousands)                  Carrying   Market
                                          Value     Value  Yield
June 30, 1997
Mortgage backed securities             $  8,615  $  8,606  6.49%
Collateralized mortgage obligations      61,204    59,722  5.97
  Total Securities Held-to-maturity    $ 69,819  $ 68,328  6.03

June 30, 1996(a)
Mortgage backed securities             $ 10,981  $ 10,758  6.32%
Collateralized mortgage obligations      64,431    62,606  6.24
  Total Securities Held-to-maturity    $ 75,412  $ 73,364  6.25

June 30, 1995(b)
U.S. Treasury and Government
  Agency Obligations
    After 5 but within 10 years        $    915  $    983  6.13%
Mortgage backed securities               20,245    20,158  6.37
Collateralized mortgage obligations      98,932    98,807  6.53
  Total Securities Held-to-maturity    $120,092  $119,948  5.38

(a) During fiscal 1996 the Company transferred securities with a fair value of $39,507,000 from held-to-maturity to available-for-sale. This transfer was in conformity with the Special Report issued by the Financial Accounting Standards Board, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities".

(b) During fiscal 1995 the Company transferred securities with a fair value of $92,231,000 from available-for-sale to held-to-maturity pursuant to a change in investment strategy.

The principal categories of the securities portfolio are as follows (including both available-for-sale and held-to-maturity):

June 30, (in thousands)                   1997           1996
U.S. Treasury notes                $ 24,297  20.3%   $ 16,201  12.9%
U.S. Government Agency notes          8,463   7.1       2,677   2.2
Collateralized mortgage obligations  78,546  65.8      86,406  68.8
Mortgage backed securities            6,515   5.5      18,752  14.9
Federal Home Loan Bank stock          1,547   1.3       1,547   1.2
  Total securities                 $119,368 100.0    $125,583 100.0

At June 30, 1997, 64.6% of the portfolio was invested in fixed rate securities, principally U.S. Treasury and Government Agency notes, CMOs and MBSs. The fixed rate portfolio had a consensus weighted average duration and life of 2.1 years and 2.5 years, respectively. Fixed rate CMOs and MBSs are generally in securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. At June 30, 1997, 34.1% of the portfolio was invested in floating rate CMOs and MBSs, which generally reprice monthly based on pre-determined spreads to various underlying indices, subject to life-time caps and floors. The floating rate portfolio had a consensus weighted average duration and life of 0.1 years and 13.2 years, respectively.
The floating rate securities are tied to several indices including the Eleventh District Cost of Funds index ("EDCOFI"), one-month LIBOR and Treasury indices. All floating rate securities are match funded with core deposits. The remaining 1.3% of the portfolio was represented by Federal Home Loan Bank stock.

At June 30, 1997, securities totaling $69.8 million, or 58.5%, were classified as held-to-maturity and securities totaling $49.6 million, or 41.5%, were classified as available-for-sale. Included in shareholders' equity at June 30, 1997 is an adjustment of $1,170,000, net of taxes, relating to securities transferred from available-for-sale to held-to-maturity, representing net unrealized losses at the time of transfer adjusted for subsequent principal amortization, net of taxes.

Substantially all of the Company's CMO and MBS securities were purchased in 1993 and early 1994. Subsequent movements in interest rates and market conditions have resulted in a decline in fair market value. At June 30, 1997 net unrealized losses for all available-for-sale and held-to-maturity securities, being the difference between current fair market value and amortized cost, totaled $4.0 million. No credit losses are anticipated and all unrealized gains and losses are expected to reverse as securities approach maturity. Short-term fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings.

Deposits and borrowings

The following table shows the scheduled maturities of certificates of deposit with balances in excess of $100,000 as of June 30, 1997 (in thousands):

                            Less   Within Within   Over
                           than 3   3 - 6 6 - 12    one
                           months  months months   year   Total
Certificates of deposit
 over $100,000             $3,404  $2,964 $4,347  $2,183 $12,898

During 1997 total deposits increased $16.1 million, or 6.2%, while borrowings decreased $1.8 million, or 12.0%. All categories of deposits increased during 1997. Certificates of deposit increased $14.1 million, or 11.6%, demand deposits increased $1.6 million, or 15.1%, Savings, Money market and NOW accounts increased $390,000, or 0.3%. In May 1996 the Company opened its first in-store supermarket branch in Winsted, Connecticut. In July 1997, the Company opened its second in-store supermarket branch in Southbury, Connecticut. The Company now has 14 branch offices located in Fairfield, Litchfield and New Haven Counties.


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

Operating activities in 1997 provided net cash flows of $3.3 million, down from $4.9 million in 1996. During 1997 investing activities used net cash of $7.5 million principally from security purchases and net loan advances offset in part by securities sales, principal repayments and maturities, and sales of OREO. Financing activities provided net cash of $11.2 million, principally from increased deposits, offset in part by a net decrease in borrowings, dividends paid to shareholders and treasury stock purchases. Funds provided by operating and financing activities were utilized to fund investing activities and to increase cash and cash equivalents by $7.0 million.

During 1996, operating activities provided net cash flows of $4.9 million, up from $3.3 million in 1995 as a result of improved core earnings. During 1996 investing activities provided net cash of $1.0 million principally from securities sales, principal repayments and maturities, and sales of OREO, offset in part by net loan advances and securities purchases. Funds provided by investing and operating activities, together with a $6.9 million net increase in deposits, were used to reduce short term borrowings by $5.7 million, pay dividends to shareholders, purchase $3.2 million of treasury stock and increase cash and cash equivalents by $3.3 million.

At June 30, 1997, the Company's liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $200.9 million, to net deposits and short term unsecured liabilities, was 69.7%, well in excess of the Company's minimum guideline of 15%. At June 30, 1997, the Company had outstanding commitments to fund new loan originations of $5.0 million, construction mortgage commitments of $759,000 and unused lines of credit of $17.7 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


INTEREST RATE SENSITIVITY

The Company monitors its interest rate risk exposure on a quarterly basis using both traditional gap analysis, to identify short- medium- and long-term interest rate risk positions, and simulation analysis, to measure the amount of short-term earnings at risk under rising and falling interest rate scenarios.

The following table sets forth the Company's interest rate sensitivity position, or gap position, at June 30, 1997, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to repricing in future time periods. For the purposes of this analysis, money market deposits have been presented in the within 1 month category and savings and NOW deposits have been presented in the 2-to-3 months category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the repricing periods presented due to differences in their repricing elasticity relative to changes in the general level of interest rates.

June 30, 1997                 Within  Within            Non-
(in thousands)    Within 6    7-12      1-5    After  interest-
                   months    months    years  5 years  bearing   Total
ASSETS
Securities       $ 39,329   $13,933  $48,194  $20,394 $  -    $121,850
Federal funds sold 17,460       -        -        -      -      17,460
Loans              89,942    38,469   26,955   13,116   3,111  171,593
Other assets          -         -        -        -    12,158   12,158
 Total assets     146,731    52,402   75,149   33,510  15,269 $323,061
SOURCE OF FUNDS
Deposits
 Demand (non
 interest-bearing)    -         -        -        -    12,369   12,369
 NOW accounts      25,830       -        -        -       -     25,830
 Money market      61,075       -        -        -       -     61,075
 Savings and other 40,614       -        -        -       -     40,614
 Certificates of
 deposit           63,329    45,029   27,104       42     -    135,504
Securities sold
 under repurchase
 agreements         5,000       -        -        -       -      5,000
Federal Home Loan
Bank advances       8,000       -        -        -       -      8,000
Other liabilities     -         -        -        -     2,950    2,950
Stockholders'
 equity               -         -        -        -    31,719   31,719
 Total sources
 of funds         203,848    45,029   27,104       42  47,038 $323,061
Cumulative
 interest-rate
 sensitivity
 gap             $(57,117) $(49,744) $(1,699) $31,769 $  -
Percent of
 total assets      (17.7)%   (15.4)%   (0.5)%    9.8%    -

The Company maintains a relatively balanced position for managing interest rate risk and, at June 30, 1997, its one year cumulative gap was -$49.7 million, or 15.4% of assets. A liability sensitive gap implies that the Company's net interest margin could be adversely affected by a sudden increase in interest rates.

The Company structures its loan and securities portfolios to provide for portfolio repricing consistent with its interest rate risk objectives, and to ensure that earnings at risk to short term interest rate fluctuations will not exceed +/-15%. A significant factor in determining the Company's ability to maintain its net interest margin in a changing interest rate environment is its ability to manage its core deposit rates. Essentially all of the Company's deposit base is composed of local retail deposit accounts which tend to be somewhat less sensitive to moderate interest fluctuations than other funding sources and, therefore, provide a reasonably stable and cost-effective source of funds. Based on the Company's asset/liability mix at June 30, 1997, management's simulation analysis of the effects of changing interest rates on net income over a twelve month forecast horizon projects that a gradual 100 basis point increase or decrease in market interest rates over the forecast horizon would result in a net income fluctuation of less then +/- 5%.


CAPITAL RESOURCES

During 1997 shareholders' equity decreased $173,000, or 0.5%, to $31.7 million, while book value per share increased 5.5% to $8.27 at June 30, 1997. The decrease in shareholders' equity resulted from treasury stock purchases of $2,137,000 and cash dividends of $918,000 ($0.23 per share, a 38% payout ratio), offset by earnings of $2,602,000 ($0.61 per share), a $277,000 decrease in the adjustment to shareholders equity for net unrealized holding losses on securities, net of taxes, and $3,000 from the exercise of stock options.

In July 1996 the Company announced its intention to repurchase up to 10% of its outstanding common stock in the open market and unsolicited negotiated transactions, including block purchases. As of June 30, 1997 the Company had repurchased 236,300 shares of its outstanding common stock, representing 58.1% of the planned repurchases, for total consideration of $2,137,000.

Shareholders' equity at June 30, 1997 included an adjustment, net of taxes, for unrealized holding losses of $1,170,000 on securities transferred from available-for-sale to held-to-maturity and net unrealized holding losses of $319,000 on securities available-for-sale.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At June 30, 1997 the Company's leverage capital ratio was 10.25% and its tier I and total risk-based capital ratios were 18.57% and 19.85%, respectively. At June 30, 1997 the Bank's leverage capital ratio was 10.02% and its tier I and total risk-based capital ratios were 18.62% and 19.89%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividend Restrictions
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends by the Bank to the Company. Under Connecticut law a bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the year ended June 30, 1997 is $3,438,000. In some instances, further restrictions on dividends may be imposed on the Company by the FRB.

In October 1994 the Company resumed dividend payments with the payment of a $0.02 quarterly cash dividend, following a four year lapse. In October 1995 and 1996 the Company increased its quarterly cash dividend to $0.05 and $0.06, respectively. For 1997 total dividends of $0.23 per share were declared.

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


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 provides accounting and reporting standards for the calculation of earnings per share intended to simplify the computation by replacing the presentation of primary earnings per share with the presentation of basic earnings per share. The Company will be required to adopt SFAS 128 in the quarter ending December 31, 1997. Had earnings per share for the twelve months ended June 30, 1997 been computed in accordance with SFAS 128 basic and diluted earnings per share would have been $0.65 and $0.61 respectively, and $0.56 and $0.50, respectively, for June 30, 1996.


IMPACT OF INFLATION AND CHANGING PRICES

The Company's financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular real estate. Sharp decreases in real estate prices have, in past years, resulted in significant loan losses and losses on real estate acquired. Inflation, or disinflation, could significantly affect the Company's earnings in future periods.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      NEWMIL BANCORP, INC.
               REPORT OF COOPERS & LYBRAND L.L.P.

Coopers & Lybrand L.L.P.

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders
 of NewMil Bancorp, Inc.


We have audited the accompanying consolidated balance sheets of NewMil Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NewMil Bancorp, Inc. and Subsidiary as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.



 /s/  Coopers & Lybrand L.L.P.

Hartford, Connecticut
July 17, 1997

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                                         June 30,
                                                      1997      1996
ASSETS
Cash and due from banks                           $  7,168  $  6,630
Federal funds sold                                  17,460    10,960
Securities
 Available-for-sale at market                       49,549    50,171
 Held-to-maturity at amortized
  cost (fair value: $68,328 and $73,364)            69,819    75,412
Loans (net of allowance for loan losses:
  $5,452 and $4,866)                               166,141   150,558
Other real estate owned (net of valuation
  reserve: $137 and $474)                              474     2,224
Bank premises and equipment, net                     6,042     6,219
Accrued income                                       2,024     1,874
Deferred tax asset, net                              3,456     4,612
Other assets                                           928       703
    Total Assets                                  $323,061  $309,363

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                    $ 12,369  $ 10,750
 NOW accounts                                       25,830    25,653
 Money market                                       61,075    60,945
 Savings and other                                  40,614    40,531
 Certificates of deposit                           135,504   121,388
    Total deposits                                 275,392   259,267
Securities sold under repurchase agreements          5,000    14,776
FHLB advances                                        8,000       -
Accrued interest and other liabilities               2,950     3,428
    Total Liabilities                              291,342   277,471

Commitments and contingencies                          -        -

Shareholders' Equity
 Common stock - $.50 per share par value
  Shares authorized: 20,000,000
  Shares issued: 5,988,138 and 5,987,388             2,994     2,994
 Paid-in capital                                    44,192    44,189
 Retained earnings                                   7,097     5,413
 Net unrealized holding losses on
  securities available-for-sale, net of taxes         (319)     (511)
 Net unrealized holding losses on
  securities transferred to held-to-
  maturity, net of taxes                            (1,170)   (1,255)
 Treasury stock, at cost: 2,153,798 and
  1,917,498 shares                                 (21,075)  (18,938)
    Total Shareholders' Equity                      31,719    31,892
    Total Liabilities and Shareholders' Equity    $323,061  $309,363

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

                                               Years ended June 30,
                                             1997      1996     1995
Interest and dividend income
 Interest and fees on loans               $14,601   $13,919  $11,967
 Interest and dividends on securities       7,531     7,655    8,247
 Interest on federal funds sold               719       263       69
  Total interest and dividend income       22,851    21,837   20,283

Interest expense
 Deposits                                  10,199     9,980    8,054
 Borrowed funds                               717       458    1,548
  Total interest expense                   10,916    10,438    9,602

Net interest and dividend income           11,935    11,399   10,681
Provision for loan losses                     400       400      400
Net interest and dividend income
 after provision for loan losses           11,535    10,999   10,281

Non-interest income
 Service charges on deposit accounts          975       830      779
 Gains on mortgage loans, net                 181        10       28
 Loan servicing fees                          111       123      126
 Securities (losses) gains, net                (9)       27      226
 Other                                        261       265      262
  Total non-interest income                 1,519     1,255    1,421

Non-interest expense
 Salaries                                   3,909     3,422    3,295
 Employee benefits                          1,076       854      841
 Occupancy                                    840       773      731
 Equipment                                    683       584      543
 Professional, collections
  and OREO                                    132       940    1,711
 Marketing                                    209       234      236
 Insurance                                     78       123      695
 Other                                      1,639     1,535    1,300
  Total non-interest expense                8,566     8,465    9,352

Income before income taxes                  4,488     3,789    2,350
Income tax provision (benefit)              1,886     1,547   (3,874)
Net income                                $ 2,602   $ 2,242  $ 6,224

Earnings per share - fully diluted          $0.61     $0.50    $1.37
Dividends per share                         $0.23     $0.17    $0.06

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                                                         Net un-
                                                        realized
                                         Retained          gains
                                         earnings        (losses) on  Total
                                         (accumu-  Trea-  securit-    share-
                  Common   Stock Paid-in   lated   sury   ies net    holders'
                  Shares  Amount capital deficit)  stock  of taxes   equity
Balances at
 June 30, 1994 5,965,888 $2,983 $44,182  $(2,040) $(15,868)$(4,163) $25,094

Net income for
 year               -       -      -       6,224     -        -      6,224
Cash dividends
 declared           -       -      -        (269)    -        -       (269)
Proceeds from
 issuance of
 Treasury Stock     -       -       (37)    -          64     -         27
Change in net
 unrealized
 gains (losses)
 on securities       -      -       -       -        -         (33)    (33)
Deferred taxes on
 net unrealized
 (gains) losses
 on securities      -       -      -        -        -       1,678   1,678

Balances at
 June 30, 1995  5,965,888  2,983 44,145    3,915  (15,804)  (2,518) 32,721

Net income for
 year               -       -      -       2,242     -        -      2,242
Proceeds from
 exercise of
 stock options     21,500     11     76     -        -        -         87
Cash dividends
 declared           -       -      -        (744)    -        -       (744)
Acquisition
 of treasury
 stock              -       -      -         -     (3,206)    -     (3,206)
Proceeds from
 issuance of
 Treasury Stock     -       -       (32)     -         72     -         40
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes        -      -      -         -       -         752     752

Balances at
 June 30, 1996  5,987,388  2,994 44,189    5,413  (18,938)  (1,766) 31,892

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY - continued
(dollars in thousands)
                                                          Net un-
                                                         realized
                                         Retained          gains
                                         earnings        (losses) on  Total
                                         (accumu-  Trea-  securit-    share-
                  Common  Stock  Paid-in   lated   sury   ies net   holders'
                  Shares  Amount capital deficit)  stock  of taxes   equity

Net income for
 year               -       -      -      2,602     -        -       2,602
Proceeds from
 exercise of
 stock options      750     -         3    -        -        -           3
Cash dividends
 declared           -       -      -       (918)    -        -        (918)
Acquisition
 of treasury
 stock              -       -      -        -     (2,137)    -      (2,137)
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes        -      -      -       -        -         277      277

Balances at
 June 30, 1997  5,988,138 $2,994 $44,192 $ 7,097 $(21,075) $(1,489) $31,719

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                  Years ended June 30,
                                            1997     1996       1995
Operating Activities
 Net income                                $ 2,602  $ 2,242    $6,224
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                  400      400       400
    Provision for losses on
     real estate acquired                      -        212       621
    Provision for depreciation and
     amortization                              587      563       522
    Decrease (increase) in deferred
     income tax asset                          972    1,284    (5,597)
    Amortization and accretion of securities
     premiums and discounts, net                58      304       539
    Securities losses (gains), net               9      (27)     (226)
    Loans originated for sale               (9,420)    (875)     (703)
    Proceeds from loans sales, net           9,601      885       731
    Realized gains on loan sales, net         (181)     (10)      (28)
    Realized gains on sales of OREO, net      (567)    (388)     (409)
    Decrease in mortgage loans
     held for sale                             -        -         130
    (Increase) decrease in accrued income     (150)      45       (31)
    (Decrease) increase in accrued interest
     and other liabilities                    (405)     351       989
    (Increase) decrease in other
     assets, net                              (226)     (75)       88
     Net cash provided by
     operating activities                    3,280    4,911     3,250

Investing Activities
 Proceeds from sales of securities
  available-for-sale                        22,903   20,625     6,684
 Proceeds from maturities and principal
  repayments of securities                   5,721    4,225     6,051
 Purchases of securities
  available-for-sale                       (25,691) (27,914)   (5,413)
 Proceeds from sales of mortgage backed
  securities available-for-sale                348      942    15,710
 Principal collected on mortgage backed
  securities                                 3,327    4,710     4,852
 Loan advances, net of repayments          (15,216)  (3,215)   (8,156)
 Purchases of loans                            -        -        (819)
 Proceeds from sale of OREO                  2,001    2,999     4,319
 Payments to improve OREO                     (450)    (673)   (1,320)
 Net purchases of Bank premises
  and equipment                               (410)    (657)     (253)
     Net cash (used) provided by
     investing activities                   (7,467)   1,042    21,655

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:-
(in thousands)
                                                Years ended June 30,
                                               1997     1996     1995
Financing Activities
 Net increase in deposits                    16,053    6,893   16,247
 Net repayments of
  repurchase agreements                      (9,776)    (723) (36,351)
 Net proceeds from (repayments of)
  FHLB advances                               8,000   (5,000)   5,000
 Treasury stock purchased                    (2,137)  (3,207)     -
 Net proceeds from Treasury Stock reissued      -         40       27
 Cash dividends paid                           (918)    (744)    (269)
 Proceeds from exercise of stock options          3       87      -
     Net cash provided (used) by
     financing activities                    11,225   (2,654) (15,346)
     Increase in cash and
     cash equivalents                         7,038    3,299    9,559
Cash and federal funds sold, beginning
 of year                                     17,590   14,291    4,732
Cash and federal funds sold, end of year    $24,628  $17,590  $14,291

Cash paid during year
 Interest to depositors                     $10,271  $ 9,933  $ 8,046
 Interest on borrowings and
  interest rate swaps                           693      463    1,633
 Income taxes                                   965      277       72

Non-cash transfers
 From securities held-to-maturity to
  securities available-for-sale                 -     39,507      -
 From securities available-for-sale
  to securities held-to-maturity                -        -     92,231
 From loans to other real estate acquired       545    4,132      853
 Financed portion of OREO sales               1,311    1,433    2,560

NewMil Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NewMil Bancorp, Inc. (the "Company") is the bank holding company for New Milford Savings Bank (the "Bank"), a State chartered savings bank. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

Principles of Consolidation
The consolidated financial statements include those of the Company and its subsidiary after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to prior years' amounts to conform with the 1997 financial presentation.

Basis of Financial Statement Presentation
The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of OREO in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of OREO, management obtains independent appraisals for significant properties.

The Company's loans are generally collateralized by real estate located principally in Connecticut, which has experienced a decline in the market value of real property in the recent past. In addition, substantially all of the OREO is located in those same markets. Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio and OREO through foreclosure is particularly susceptible to changes in market conditions.

While management uses available information to recognize losses on loans and OREO, future additions to the allowance or write-downs of OREO may be necessary based on changes in economic conditions, particularly in Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses and valuation of OREO. Such agencies may require the Company to recognize additions to the allowance or write-downs based on their judgements of information available to them at the time of their examination.

Effective July 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not have any effect on the Company's financial condition or its results of operations.

Effective July 1, 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights". SFAS 122 amends SFAS No. 65 "Accounting for Certain Mortgage Banking Activities". It requires that the Company recognize an asset for rights to service mortgage loans for others, however those servicing rights are acquired. It also requires the Company to assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. The amount of loans sold with servicing retained was minimal for the year ended June 30, 1997, therefore, the adoption of this standard did not have a material effect on the Company's financial condition or its results of operations.

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

Loans
Loans are reported at their principal outstanding balance net of charge-offs, deferred loan origination fees and costs, and unamortized premiums or discounts on purchased loans. Loan origination and commitment fees and certain direct origination costs are deferred and recognized over the life of the related loan as an adjustment of yield, or taken into income when the related loan is sold.

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

Effective July 1, 1996 the Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure", which requires the Company to evaluate the collectability of both contractual interest and contractual principal of all loans when assessing the need for a loss accrual. When a loan is impaired, the Company measures impairment based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. The Company recognizes an impairment by creating a valuation allowance. A loan is impaired when, based on current information, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan.

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

Other Real Estate Owned
Real estate acquired through foreclosure, forgiveness of debt and in lieu of debt, are stated at the lower of cost (principally loan amount) or fair value minus estimated selling expenses. When a loan is reclassified as real estate acquired any excess of the loan balance over its fair value less estimated selling costs is charged against the allowance for loan losses. Costs relating to the subsequent development or improvement of a property are capitalized, to the extent realizable. Holding costs and any subsequent provisions to reduce the carrying value of a property to fair value minus estimated selling expenses are charged to earnings and classified as real estate acquired expense. Fair value is determined by current appraisal for collateral dependent loans.

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

Computation of Earnings per Share
Earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents outstanding during the period, which, during 1997, 1996 and 1995 were 4,236,190, 4,505,575 and 4,543,782, respectively. The computation does not give effect to shares issuable upon exercise of stock options where the effect of that inclusion would be anti-dilutive.

Recent Accounting Pronouncements
In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS 128). SFAS 128 provides accounting and reporting standards for the calculation of earnings per share intended to simplify the computation by replacing presentation of primary earnings per share with the presentation of basic earnings per share. The Company will be required to adopt SFAS 128 in the quarter ending December 31, 1997. Had earnings per share for the twelve months ended June 30, 1997 been computed in accordance with SFAS 128, basic and diluted earnings per share would have been $0.65 and $0.61, respectively, and $0.56 and $0.50, respectively, for June 30, 1996.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS 129). SFAS 129 establishes standards for the disclosure of information about an entity's capital structure and is effective for financial statements issued for periods ending after December 15, 1997. The adoption of this pronouncement is expected to have no impact on the financial statements of the Company.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income, which is defined as the change in equity of a business enterprise during a period from nonowner sources. SFAS 130 is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for all prior years presented. The adoption of SFAS 130 is expected to impact the presentation of financial information only.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The adoption of SFAS 131 is expected to have no impact on the financial statements of the Company.


NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

                                Estimated Gross un- Gross un- Amort-
(dollars in thousands)            fair    realized  realized   ized
                                  value     gains    losses    cost
June 30, 1997
U.S. Treasury and
Government Agencies
 Within 1 year                  $ 6,013      $ 24  $  -      $ 5,989
 After 1 within 5 years          25,784        85       4     25,703
 After 5 and within 10 years        964       -        36      1,000
Mortgage backed securities        6,514        94      27      6,447
Collateralized mortgage
 obligations                      8,727       -       667      9,394
  Total debt securities          48,002       203     734     48,533
Federal Home Loan Bank stock      1,547       -       -        1,547
 Total securities
 available-for-sale             $49,549      $203    $734    $50,080
June 30, 1996
U.S. Treasury and Government Agencies
 After 1 within 5 years         $17,940      $ 22  $    2    $17,920
 After 5 and within 10 years        938        -       63      1,001
Mortgage backed securities        7,772       127     134      7,779
Collateralized mortgage
 obligations                     21,974        -      802     22,776
  Total debt securities          48,624       149   1,001     49,476
Federal Home Loan Bank stock      1,547        -      -        1,547
 Total securities
 available-for-sale             $50,171      $149  $1,001    $51,023

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

During 1995 securities with a fair value of $92,231,000 were transferred from available-for-sale to held-to-maturity pursuant to a change in the Company's investment strategy. These securities were a part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at June 30, 1997 and 1996 are unrealized holding losses, net of taxes, of $1,170,000 and $1,255,000, respectively, on such securities, representing unrealized holding losses at the date of transfer adjusted for subsequent amortization and taxation.

Securities classified held-to-maturity (carried at amortized cost) were as follows:

(dollars in thousands)                   Gross un- Gross un- Estimated
                                Amortized realized  realized   fair
                                 cost(a)    gains    losses    value
June 30, 1997
Mortgage backed securities      $ 8,615      $ -   $    9    $ 8,606
Collateralized mortgage
 obligations                     61,204       207   1,689     59,722
 Total securities
  held-to-maturity              $69,819      $207  $1,698    $68,328


(dollars in thousands)                   Gross un- Gross un- Estimated
                                Amortized realized  realized   fair
                                 cost(a)    gains    losses    value
June 30, 1996
Mortgage backed securities      $10,980      $ -   $  222    $10,758
Collateralized mortgage
 obligations                     64,432         6   1,832     62,606
 Total securities
  held-to-maturity              $75,412      $  6  $2,054    $73,364

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Cash proceeds and realized gains and losses from sales of securities were as follows:

(dollars in thousands)                     Cash    Realized  Realized
                                         proceeds    gains    losses
Year ended June 30, 1997
US Treasury securities
  Available-for-sale                     $10,222      $  2      $  1
Mortgage backed securities
  Available-for-sale                         348        17        -
Collateralized mortgage obligations
  Available-for-sale                      12,681         3        30
Total                                    $23,251      $ 22      $ 31

Year ended June 30, 1996
Mortgage backed securities
  Available-for-sale                     $   942      $  4      $ -
Collateralized mortgage obligations
  Available-for-sale                      10,551        11        62
Mutual fund, trading                      10,064        64        -
Marketable equity securities
  Available-for-sale                          10        10        -
Total                                    $21,567      $ 89      $ 62

Year ended June 30, 1995
Mortgage backed securities
  Available-for-sale                     $15,710      $ -       $490
Collateralized mortgage obligations
  Available-for-sale                       2,910        -         -
Other bonds and notes
  Available-for-sale                         696       696        -
Marketable equity securities
  Available-for-sale                       1,400       110        80
Total                                    $20,716      $796      $570


At June 30, 1997 securities with a carrying value aggregating approximately $8,570,000 were pledged as collateral against public funds and repurchase agreements (Note 6).

NOTE 3 - LOANS

The composition of the loan portfolio was as follows:

     June 30, (in thousands)               1997         1996
     Real estate mortgages
       One-four family residential         $ 90,885     $ 89,159
       Five or more family residential        4,812        3,262
       Commercial                            31,850       30,408
       Land loans                             8,334        9,472
     Commercial and industrial               12,424        6,130
     Home equity lines of credit             20,274       14,474
     Installment and other                    3,122        2,658
       Total loans, gross                   171,701      155,563
     Deferred loan origination fees, net       (108)        (139)
     Allowance for loan losses               (5,452)      (4,866)
       Total loans, net                    $166,141     $150,558


     Impaired loans at June 30 (in thousands)
       With valuation allowance              $2,136       $2,688
       With no valuation allowance            3,369        3,900
       Total impaired loans                   5,505        6,588
       Valuation allowance                      861          813
       Commitments to lend additional
         amounts to impaired borrowers          -            -
       Average impaired loans                 6,658        8,244
       Amount of impaired loans based on:
         Discounted cash flows                  -            -
         Collateral values                    5,505        6,588

The Company's loans consist primarily of residential and commercial real estate loans located principally in north western and northern Connecticut, the Company's service area. The Company offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of real estate acquired is susceptible to changes in market conditions.

Changes in the allowance for loan losses were as follows:

     June 30, (in thousands)           1997    1996      1995
     Balance at beginning of year     $4,866  $5,372    $5,246
     Provision for losses                400     400       400
     Charge-offs                        (124)   (919)     (295)
     Recoveries                          310      13        21
     Balance at end of year           $5,452  $4,866    $5,372

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

     June 30, (in thousands)                  1997         1996
     Non-accrual loans                       $2,054       $3,809
     Accruing loans past due
       90 days or more                          783          166
     Accruing troubled debt
       restructured loans                       274          281
       Total non-performing loans             3,111        4,256
     Real estate acquired in
       settlement of loans                      611        2,698
     Valuation reserve                         (137)        (474)
       Total other real estate owned, net       474        2,224
       Total non-performing assets           $3,585      $ 6,480

The reductions in interest income associated with non-accrual loans were as follows:

     June 30, (in thousands)              1997     1996      1995
     Income in accordance with
       original terms                      $228    $385      $417
     Income recognized                       44      96       116
     Reduction in interest income          $184    $289      $301


NOTE 5 - BANK PREMISES AND EQUIPMENT

The components of Bank premises and equipment were as follows:

     June 30, (in thousands)                 1997     1996
     Land                                  $ 1,140  $ 1,140
     Buildings and improvements              6,113    5,533
     Equipment                               2,825    3,772
     Leasehold improvements                    557      489
       Total cost                           10,635   10,934
     Accumulated depreciation
       and amortization                     (4,593)  (4,715)
       Bank premises and equipment, net    $ 6,042  $ 6,219

NOTE 6 - SHORT TERM BORROWED FUNDS

The Company's short term borrowed funds include Federal Home Loan Bank advances and short term repurchase agreements with major brokerage firms that are primary dealers in government securities. The following is an analysis of short term borrowed funds:

     (dollars in thousands)                   1997     1996
     Federal Home Loan Bank advances
     Borrowings at June 30
       maturing 30 days or less              $8,000   $  -
     Average borrowings during year           6,345      160
     Maximum month-end borrowings             8,000      -
     Accrued interest expense at June 30         20      -
     Weighted average rate at June 30         5.57%      - %
     Weighted average rate during year        5.52%    6.93%
     Securities sold under repurchase agreements
     Borrowings at June 30
       maturing 30 days or less              $5,000  $14,776
     Average borrowings during year           6,713    7,813
     Maximum month-end borrowings            14,776   14,861
     Accrued interest expense at June 30         21       17
     Weighted average rate at June 30         5.64%    5.41%
     Weighted average rate during year        5.47%    5.73%
     Amount at risk by broker
       Morgan Stanley                        $  -     $7,667
       Salomon Bros                           2,629      -
     Average maturity by broker
       Morgan Stanley                           -    13 days
       Salomon Bros                          7 days      -
     Collateral at June 30
       Mortgage-backed securities,
         collateralized mortgage
         obligations and US Treasury
         obligations:
           Carrying amount                   $7,606  $17,749
           Market value                       7,585   17,619
           Accrued interest income               44      149

At June 30, 1997 the Company had a pre-approved line of credit with the Federal Home Loan Bank of Boston of $6,303,000. Under this agreement the Company is required to maintain qualified collateral, as defined in the Federal Home Loan Bank of Boston's Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. The Company maintains qualified collateral sufficient to support Federal Home Loan Bank advances well in excess of the pre-approved line of credit at June 30, 1997. Securities sold under repurchase agreements are generally issued on a 14-day or 30-day basis.


NOTE 7 - INCOME TAXES

The Company provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not. The components of the income tax provision (benefit) were as follows:

     (in thousands)
     Year ended June 30,                  1997     1996    1995
     Current provision (benefit)
       Federal                            $896     $223    $ 799
       State                               (26)      40      264
       Benefit from net operating
         loss carry forwards
         Federal                           -         -      (777)
         State                             -         -      (241)
         Total                             870      263       45
     Deferred provision (benefit)
       Federal                             641      949   (2,952)
       State                               375      335     (967)
         Total                           1,016    1,284   (3,919)
     Income tax provision (benefit)     $1,886   $1,547  $(3,874)

The following is a reconciliation of the expected federal statutory tax to the income tax provision (benefit):

     Year ended June 30,                   1997    1996     1995
     Income tax at statutory
      federal tax rate                     34.0%   34.0%    34.0%
     Connecticut Corporation tax,
      net of federal tax benefit            5.1     6.5      0.6
     Benefit of net operating loss
      carryforwards                        -        -      (32.5)
     Change in valuation reserve           -        -     (166.7)
     Dividends excluded                    -        -       (0.7)
     Other                                  2.9     0.3      0.4
      Effective income tax rates           42.0    40.8   (164.9)

The components of the Company's net deferred tax asset were as follows:

 (in thousands)
 June 30, 1997                             Federal    State
 Deferred tax assets
  SFAS 115 Securities available-for-sale   $  734    $  258
  Capital loss carryforwards                  668       201
  Bad debt expense, book                    1,659       573
  Losses on real estate acquired               76        26
  Accrued pension expense                     184        64
  Deferred income                              23         8
  Other                                       282        97
  Tax credits                                 566       -
  Total deferred tax assets                 4,192     1,227
 Deferred tax liabilities
  Bad debt expense, tax                       840       290
  Deferred income                               8         1
  Total deferred tax liabilities              848       291
 Net deferred tax asset                     3,344       936
 Valuation reserve                           (623)     (201)
  Net deferred tax asset                   $2,721    $  735

 June 30, 1996                             Federal     State
 Deferred tax assets
  Net operating loss carryforwards       $    843  $  1,227
  SFAS 115 Securities available-for-sale      882       295
  Capital loss carryforwards                1,622       519
  Bad debt expense, book                    1,472       535
  Losses on real estate acquired              210        76
  Accrued pension expense                     161        59
  Deferred income                              47        17
  Other                                       190        99
  Tax credits                                 445       -
  Total deferred tax assets                 5,872     2,827
 Deferred tax liabilities
  Bad debt expense, tax                       778       283
  Deferred income                               7         3
  Total deferred tax liabilities              785       286
 Net deferred tax asset                     5,087     2,541
 Valuation reserve                         (1,622)   (1,394)
  Net deferred tax asset                 $  3,465   $ 1,147

The allocation of deferred tax expense involving items charged to current year income and items charged directly to shareholders' equity for the years ended June 30, are as follows:

 (in thousands)
 June 30, 1997                            Federal     State
 Deferred tax expense allocated to:
  Shareholders' equity                     $  148     $  37
  Income                                      641       375
 Total deferred tax expense                $  789     $ 412

 June 30, 1996                            Federal     State
 Deferred tax expense allocated to:
  Shareholders' equity                     $  377     $ 124
  Income                                      949       335
 Total deferred tax expense                $1,326     $ 459

The Company will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. At June 30, 1997, the Company recorded a valuation reserve of $623,000 and $201,000 against federal and state deferred tax assets, respectively, representing capital loss carryforwards which the Company does not expect to utilize.


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

     Year ended June 30, (in thousands)    1997    1996     1995
     Interest cost on projected
       benefit obligation                 $ 295   $ 289    $ 280
     Actual return on plan assets          (703)   (264)     (81)
     Net amortization and deferral          344      -      (187)
       Net pension (income) expense       $ (64)  $  25    $  12

The funded status of the Pension Plan at March 31 was as follows:

     March 31, (in thousands)                1997        1996
     Actuarial present value of benefit
     obligations:
       Vested benefit obligation          $(5,332)    $(4,998)
       Accumulated benefit obligation     $(5,337)    $(5,024)
       Projected benefit obligation       $(5,337)    $(5,024)
       Plan assets at fair value            6,145       5,642
     Plan assets in excess of
       projected benefit obligation           808         618
     Unrecognized net Gain                 (1,089)       (962)
     Accrued pension cost included
       in other liabilities               $  (281)    $  (344)

The weighted average discount rates used to measure the actuarial present value of the projected benefit obligation were 6.0% in 1997, 6.0% in 1996 and 6.0% in 1995. The expected long-term rate of return on Pension Plan assets were 6.0% in 1997, 6.0% in 1996 and 6.0% in 1995. The Company made no contributions to the Pension Plan in 1997, 1996 or 1995. The Company also maintains a supplemental pension plan to provide retirement benefits to certain key employees who are not included in the pension plan.

The Company has a 401(k) Savings Retirement Plan covering all eligible employees. Participants may contribute up to 15% of their compensation, subject to a maximum of $9,240 per year in 1997. The Company contributes amounts equal to 50% of annual employee contributions up to 6% of participants' compensation. Employees are fully vested in the Company's contributions after five years of service. The Company contributed $61,972, $56,196 and $50,817 to the Plan in 1997, 1996 and
1995, respectively. This plan allows for the Company to make non-contributory profit sharing contributions, there were no profit sharing contributions made for 1997, 1996 and 1995.

Effective July 1, 1993 the Company adopted, on a prospective basis, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions," (SFAS
106), which requires the Company to accrue its obligation for post-retirement benefits other than pensions over the service lives of its employees rather than on a cash basis.

The Company provides post-retirement health benefits for current retirees and eligible employees. Post-retirement life insurance benefits are provided for employees that were eligible for retirement as of October 1, 1993 and current retirees. The cost of post-retirement health care benefits is shared by the Company and the retiree, and benefits are based on deductible and coinsurance provisions. The post-retirement life insurance benefits are non-contributory, and benefits are based on a percentage of the base pay at retirement. Effective October 1, 1993 the Company suspended certain post-retirement benefits and introduced a co-pay provision for new employees hired on or after October 1, 1993. Prior to the adoption of SFAS 106, the cost of these benefits for retired employees was expensed as paid. In adopting SFAS 106 the Company chose to amortize the transition obligation for past service cost of approximately $300,000 over 20 years rather than recognize it immediately as a cumulative effect of an accounting change. The adoption of SFAS 106 increased 1997, 1996 and 1995 employee benefit expense by approximately $60,000 for each of the three years, being the actuarially computed normal cost, plus the amortization of the liability for past service cost over 20 years. The Company does not advance-fund its post-retirement health care and life insurance benefit plan.


NOTE 9 - SHAREHOLDERS' EQUITY

Capital Requirements
The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios were as follows:

                                     NewMil      New Milford
     June 30, 1997                Bancorp, Inc. Savings Bank
     Leverage ratio                  10.25%        10.02%
     Tier 1 risk-based ratio         18.57         18.62
     Total risk-based ratio          19.85         19.89

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

Restrictions on Subsidiary's Dividends and Payments
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the year ended June 30, 1997 is $3,438,000. In some instances, further restrictions on dividends may be imposed on the Company by the FRB.


NOTE 10 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to related parties are as follows:

                                                 Principal
(in thousands)                        Officers/    share-
                                      directors   holders     Total
Year ended June 30, 1997
Balance, beginning of year                $ 212    $  -       $ 212
Advances                                    610       -         610
Repayments                                 (239)      -        (239)
Change in related party
  status (Note 1)                           -                   -
Balance, end of year                      $ 583     $ -      $  583

Year ended June 30, 1996
Balance, beginning of year                $ 269    $2,500    $2,769
Advances                                     90       -          90
Repayments                                 (147)      -        (147)
Change in related party
  status (Note 1)                           -      (2,500)   (2,500)
Balance, end of year                      $ 212    $  -      $  212

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

               Options  Options
               without   with             Average Maturity    Price
                SARS     SARS      Total   price    range     range
June 30, 1994  222,570  10,000   232,570  $4.383  1996-2004  $3.00-12.06
  Granted       25,000    -       25,000   4.285  2003-2004   4.00- 4.57
  Lapsed        (7,750)   (100)   (7,850)  6.253  1996-2004   3.00-12.06
June 30, 1995  239,820   9,900   249,720   4.295  1996-2004   3.00-12.06
  Granted      154,500    -      154,500   6.433  2005-2006   6.00- 7.13
  Exercised    (21,500)   -      (21,500)  4.052  2002-2005   3.00- 6.00
  Lapsed        (2,200) (1,900)   (4,100)  7.676  1996-2003   3.00-12.06
June 30, 1996  370,620   8,000   378,620   4.968  1996-2006   3.00-12.06
  Granted          -       -         -
  Exercised       (750)    -        (750)  3.833  2002-2003   3.00-4.25
  Lapsed          (334) (8,000)   (8,334) 10.945  1996-2000   7.38-11.09
June 30, 1997  369,536     -     369,536   4.835  1999-2006   3.00-12.06

All stock options outstanding as of June 30, 1997 were exercisable.

As of June 30, 1997 options to purchase 21,464 shares of Common Stock were available to be granted under the 1986 Stock Option and Incentive Plan.

The Company's 1992 Stock Option Plan for Outside Directors (the "1992 Plan") provides for automatic grants of options to non-employee directors who were participants on the effective date of the plan and were reelected as non-employee directors. At the annual meeting in 1995 the plan was amended so that all non-employee directors would be granted 2,000 options at June 30th of each subsequent year. The 1992 Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price of not less than the fair market value of the Company's stock on the date of the grant.

Changes in outstanding stock options were as follows:

                                  Average                     Price
                       Options     Price      Maturity        Range
   June 30, 1994       62,000     $3.089      2002-2003     $3.00-5.75
   Granted              4,000      5.000        2004         5.00
   Lapsed                 -        -             -            -
   June 30, 1995       66,000      3.205      2002-2004      3.00-5.75
   Granted             18,000      6.813      2005-2006      6.50-7.13
   Lapsed                 -        -             -            -
   June 30, 1996       84,000      4.000      2002-2006      3.00-7.13
   Granted             12,000     11.188        2007         11.19
   Lapsed                 -        -             -            -
   June 30, 1997       96,000      4.898      2002-2007      3.00-11.19

All stock options outstanding as of June 30, 1997 were exercisable.

As of June 30, 1997 options to purchase 34,000 shares of Common Stock were available to be granted under the 1992 Stock Option Plan for Outside Directors.

Effective July 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123 the Company has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plans. Had compensation cost for the Company's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, the Company's net income and fully diluted earnings per share would have been reduced to the proforma amounts indicated below.

                              Net income      Earnings per share,
                            (in thousands)       fully diluted
Year ended June 30, 1997
  As reported                   $2,602                $0.61
  Pro forma                      2,567                 0.61
Year ended June 30, 1996
  As reported                    2,242                 0.50
  Pro forma                      1,977                 0.44
Year ended June 30, 1995
  As reported                    6,224                 1.37
  Pro forma                      6,182                 1.35

The fair value of each option grant is estimated on the date of grant using the Roll-Geske Model for pricing American call options with dividends. The following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 1.61%, 2.79% and 3.56%; expected volatility of 30.0%, 35.0% and 50.0%; risk free interest rate of 6.49%, 6.60% and 7.46%, and expected term of options of ten years.

The following table summarizes information about the Company's Employee and Director Stock Option Plans, as of June 30, 1997:

                                    Weighted
                                     Average       Weighted
   Range of           Number        Remaining       Average
   Exercise         Outstanding    Contractual     Exercise
   Price         and Exerciseable     Life           Price
   $ 3.00 - $ 5.99    275,200          6.1          $ 3.71
     6.00 -   8.99    178,086          7.4            6.54
     9.00 -  12.06     12,250          5.8           11.21

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit which are not reflected in the accompanying financial statements. At June 30, 1997 the Company had commitments under outstanding construction mortgages of $759,000, unused lines of credit of $17,670,000 and outstanding commitments to fund loans of $5,022,000. At June 30, 1996 the Company had commitments under outstanding construction mortgages of $33,000, unused lines of credit of $13,293,000 and outstanding commitments to fund loans of $6,314,000. The Company does not anticipate any material losses as a result of these transactions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company's exposure to credit loss in the event of non-performance by the other party to the commitment is represented by the contractual amount of the instrument. The exposure to credit loss is limited by evaluating the customer's credit worthiness on a case-by-case basis and by obtaining collateral if deemed necessary. Collateral held generally includes residential and commercial properties. The Company generally requires an initial loan to value ratio of no greater than 80% when real estate collateralizes a loan commitment.

The Company leases facilities under operating leases which expire at various dates through 2002. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by the Company. Rent expense totaled $167,041, $129,820 and $128,413 for 1997, 1996 and 1995,
respectively. Future minimum lease payments at June 30, 1997 are as follows:

                         1998   $203,875
                         1999    201,167
                         2000    137,837
                         2001    131,129
                         2002    131,129
                                $805,137


NOTE 13 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires the Company to disclose fair value information for certain of its financial instruments, including loans, securities, deposits, borrowings, interest rate swaps and other such instruments. Quoted market prices are not available for a significant portion of the Company's financial instruments and, as a result, the fair values presented may not be indicative of net realizable or liquidation values. Fair values are estimates derived using present value or other valuation techniques and are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics, and other factors.
In addition, fair value estimates are based on market conditions and information about the financial instrument at a specific point in time. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Such items include mortgage servicing, core deposit intangibles and other customer relationships, premises and equipment, foreclosed real estate and income taxes. In addition, the tax ramifications relating to the realization of the unrealized gains and losses may have a significant effect on fair value estimates and have not been considered in the estimates.

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

Off-balance sheet: The fair value of interest rate swap contracts was estimated by discounting cash flows using prevailing market rates.

The fair value information of the Company's financial instruments required to be valued by SFAS 107 are as follows:

June 30,                               1997                1996
(dollars in thousands)                   Estimated           Estimated
                                 Carrying  fair     Carrying   fair
                                   value   value      value    value
Financial Assets
 Cash and due from banks        $  7,168 $  7,168   $  6,630 $  6,630
 Federal funds sold               17,460   17,460     10,960   10,960
 Securities available for sale    49,549   49,549     50,171   50,171
 Securities held to maturity      69,819   68,328     75,412   73,364
 Loans                           171,701  169,989    155,563  153,841
 Allowance for loan losses        (5,452)     -       (4,866)     -
 Deferred loan origination
  fees, net                         (108)     -         (139)     -
 Loans, net                      166,141  169,989    150,558  153,841
 Accrued interest receivable       2,024    2,024      1,874    1,874

Financial Liabilities
 Deposits
  Demand (non-interest bearing) $ 12,369 $ 12,369   $ 10,750 $ 10,750
  NOW accounts                    25,830   25,830     25,653   25,653
  Money market                    61,075   61,075     60,945   60,945
  Savings and other               40,614   40,614     40,531   40,531
  Certificates of deposit        135,504  136,392    121,388  121,414
   Total deposits                275,392  276,280    259,267  259,293
 Securities sold under
  repurchase agreements            5,000    5,000     14,776   14,776
 FHLB advances                     8,000    8,000        -        -
 Accrued interest payable             92       92        140      140

NOTE 14 - NEWMIL BANCORP, INC. (parent company only) FINANCIAL
INFORMATION

The unconsolidated balance sheets of NewMil Bancorp, Inc. at June 30, and its statements of income and cash flows for each of the years ended June 30, are presented as follows:

 Balance Sheets                                June 30,     June 30,
 (in thousands)                                1997         1996
 Assets
  Due from bank                                $   692      $   957
  Investment in New Milford Savings Bank        30,977       30,853
  Other assets                                      86           84
    Total Assets                               $31,755      $31,894
 Liabilities and Shareholders' Equity
  Liabilities                                  $    36      $     2
  Shareholders' equity                          31,719       31,892
    Total Liabilities and
    Shareholders' Equity                        $31,755      $31,894

 Statements of Income                          Years ended June 30,
 (in thousands)                             1997      1996     1995
 Interest income                           $  -      $   36   $  334
 Dividends from subsidiary                  2,919     3,743      -
 Expenses                                     166       172      178
 Income before taxes and
  undistributed net income
  of subsidiary                             2,753     3,607      156
 Income tax benefit                           -         (81)     -
 Income before equity in
  undistributed net income
  of subsidiary                             2,753     3,688      156
 Equity in undistributed
  (equity distributed in excess of)
  net income of subsidiary                   (151)   (1,446)   6,068
 Net income                                $2,602    $2,242   $6,224

Parent Company Only Financial Information continued:

 Statements of Cash Flows                      Years ended June 30,
 (in thousands)                             1997      1996     1995
 Net income                               $ 2,602   $ 2,242  $ 6,224
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Equity in undistributed (equity
    distributed in excess of)
    net income of subsidiary                  151     1,446   (6,068)
    Other                                      34       (89)     (22)
  Net cash provided by operating
  activities                                2,787     3,599      134
 Investing Activities:
  Net decrease in note receivable
    from subsidiary                           -       1,100      100
  Net cash provided by investing
    activities                                -       1,100      100
 Financing Activities:
  Cash dividends declared                    (918)     (744)    (269)
  Proceeds from Treasury Stock issued         -          40       27
  Treasury stock purchased                 (2,137)   (3,207)     -
  Proceeds from exercise of stock options       3        87      -
    Net cash used by financing activities  (3,052)   (3,824)    (242)
 (Decrease) increase in cash and
  cash equivalents                           (265)      875       (8)
 Cash and cash equivalents,
  beginning of year                           957        82       90
 Cash and cash equivalents, end of year   $   692   $   957 $     82

QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for 1997 and 1996 is as follows (in thousands except ratios and per share amounts):

                                      Year ended June 30, 1997
                               June 30,   Mar 31,   Dec 31,  Sept 30,
Statement of Income
Interest and dividend
  income                         $5,789    $5,788    $5,656    $5,621
Interest expense                  2,818     2,731     2,696     2,671
Net interest income               2,968     3,057     2,960     2,950
Provision for loan losses           100       100       100       100
Non-interest income:
  Securities gains (losses), net      1        -         (5)       (5)
  Gains on loans, net                52        55        48        26
Service fees and other              357       319       340       331
Non-interest expense              2,109     2,167     2,131     2,159
Income before income taxes        1,169     1,164     1,112     1,043
Income tax provision                492       489       467       438
Net income                          677       675       645       605

Financial Condition
Total assets                   $323,061  $317,013  $311,863  $306,171
Loans, net                      166,141   163,876   158,545   155,794
Allowance for loan losses         5,452     5,084     5,022     4,931
Securities                      119,368   122,766   117,254   119,064
Deposits                        275,392   268,916   263,854   258,179
Borrowings                       13,000    13,071    13,071    13,071
Shareholders' equity             31,719    31,593    32,739    32,172
Non-performing assets             3,585     4,131     5,084     5,683

Per Share Data
Earnings, fully diluted           $0.17      $0.16    $0.15     $0.14
Cash dividends                     0.06       0.06     0.06      0.05
Book value                         8.27       8.13     8.10      7.96
Market price: (a)
  High                           11.750      9.750    9.750     7.500
  Low                             8.875      8.750    7.000     6.750

Statistical Data
Net interest margin                3.87%      4.08%    3.99%     4.01%
Efficiency ratio                  62.43      63.16    63.75     65.38
Return on average assets           0.85       0.87     0.84      0.79
Return on average
  shareholders' equity             8.50       8.26     7.84      7.49
Weighted average equivalent
  shares outstanding,
  fully diluted                   4,100      4,196    4,271     4,208

Quarterly Financial Data (unaudited) continued:

                                      Year ended June 30, 1996
                               June 30,   Mar 31,   Dec 31,  Sept 30,
Statement of Income
Interest and dividend
  income                         $5,557    $5,315    $5,464    $5,501
Interest expense                  2,560     2,571     2,647     2,660
Net interest income               2,997     2,744     2,817     2,841
Provision for loan losses           100       100       100       100
Non-interest income
  Securities gains (losses), net    -          72       (55)       10
  Gains on loans, net                 5       -         -           5
Service fees and other              313       298       311       296
Non-interest expense              2,180     2,007     2,089     2,189
Income before income taxes        1,035     1,007       884       863
Income tax provision                430       394       365       358
Net income                          605       613       519       505

Financial Condition
Total assets                   $309,363  $291,578  $304,574  $303,259
Loans, net                      150,558   146,739   147,378   149,077
Allowance for loan losses         4,866     5,200     5,133     5,242
Securities                      125,583   110,455   118,989   124,827
Deposits                        259,267   257,241   256,552   250,287
Borrowings                       14,776       -      10,979    17,126
Shareholders' equity             31,892    32,459    34,381    33,209
Non-performing assets             6,480     8,403     8,093     8,322

Per Share Data
Earnings, fully diluted           $0.14      $0.14    $0.11     $0.11
Cash dividends                     0.05       0.05     0.05      0.02
Book value                         7.84       7.77     7.65      7.39
Market price: (a)
  High                            7.750      7.750    7.500     7.000
  Low                             6.500      6.375    6.000     5.750

Statistical Data
Net interest margin                4.21%      3.91%    3.97%     3.96%
Efficiency ratio                  65.76      64.45    67.98     69.45
Return on average assets           0.78       0.83     0.70      0.67
Return on average
  shareholders' equity             7.59       7.20     6.25      6.08
Weighted average equivalent
  shares outstanding,
  fully diluted                   4,257      4,488    4,601     4,586

NewMil Bancorp, Inc.'s Common Stock, par value $.50 per share ("Common Stock") trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: NMSB. As of September 4, 1997, there were 1,713 shareholders of record of the Company's Common Stock.

(a) The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosures between the Company and its independent accountants for which a Form 8-K was required to be filed during the two most recent fiscal years or for the period from June 30, 1997 to the date hereof.


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears on pages 6 through 7 of the Company's Proxy Statement dated September 22, 1997 for the 1997 Annual Meeting of Shareholders, under the captions "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.


Item 11.  EXECUTIVE COMPENSATION

The information required by this item appears on pages 8 and 9 of the Company's Proxy Statement dated September 22, 1997 for the 1997 Annual Meeting of Shareholders, under the caption "Executive Compensation". Such information is incorporated herein by reference and made a part hereof.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The information required by this item appears on pages 6 through 7 of the Company's Proxy Statement dated September 22, 1997 for the 1997 Annual Meeting of Shareholders, under the caption "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears on page 13 of the Company's Proxy Statement dated September 22, 1997 for the 1997 Annual Meeting of Shareholders, under the caption "Transactions with Management and Others". Such information is incorporated herein by reference and made a part hereof.

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

     10.8 Dividend reinvestment plan for NewMil Bancorp's shareholders (incorporated by reference to the Registrant's 1996 Form 10-K).

     10.9 Change in control agreements between New Milford Savings Bank and management (incorporated by reference to the Registrant's 1996 Form 10-K).

     10.10 The Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's 1995 Proxy Statement dated September 20, 1995, pages B-1 to B-4).

     10.11 The consulting agreement between New Milford Savings Bank and Anthony J. Nania.

     11.1      Statement regarding Computation of Net Income Per Common
               Share.

     18.3      Consent of Coopers & Lybrand.

     20.1 Proxy Statement dated September 22, 1997 for the Annual Meeting of Shareholders, of NewMil Bancorp, Inc.

     21.1      Subsidiaries of the Registrant.


(d)  Financial Statement Schedules

     No financial statement schedules are required to be filed as Exhibits pursuant to Item 14(d).

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     NEWMIL BANCORP, INC.

     /s/ Francis J. Wiatr
     Francis J. Wiatr
     Chairman of the Board, President
     and Chief Executive Officer
     September 20, 1997


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.

      /s/ Willis H. Barton, Jr.
      Willis H. Barton, Jr.
      Director
      September 20, 1997

      /s/ Herbert E. Bullock
      Herbert E. Bullock
      Director
      September 20, 1997

      /s/ Joseph Carlson II
      Joseph Carlson II
      Director
      September 20, 1997

      /s/ Laurie G. Gonthier
      Laurie G. Gonthier
      Director
      September 20, 1997

      /s/ Dr. John V. Haxo
      Dr. John V. Haxo
      Director
      September 20, 1997

      /s/ Betty F. Pacocha
      Betty F Pacocha
      Director and Secretary
      September 20, 1997

      /s/ Suzanne L. Powers
      Suzanne L. Powers
      Director
      September 20, 1997

      /s/ Francis J. Wiatr
      Francis J. Wiatr
      Chairman of the Board, President
      and Chief Executive Officer
      September 20, 1997

      /s/ Mary C. Williams
      Mary C. Williams
      Director
      September 20, 1997

      /s/ B. Ian McMahon
      B. Ian McMahon
      Chief Financial Officer
      September 20, 1997


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     NEWMIL BANCORP, INC.


     Francis J. Wiatr
     Chairman of the Board, President
     and Chief Executive Officer
     September 20, 1997

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.


   Willis H. Barton, Jr.
   Director
   September 20, 1997

   Herbert E. Bullock
   Director
   September 20, 1997

   Joseph Carlson II
   Director
   September 20, 1997

   Laurie G. Gonthier
   Director
   September 20, 1997

   Dr. John V. Haxo
   Director
   September 20, 1997


   Betty F. Pacocha
   Director and Secretary
   September 20, 1997

   Suzanne L. Powers
   Director
   September 20, 1997

   Francis J. Wiatr
   Chairman of the Board, President
   and Chief Executive Officer
   September 20, 1997

   Mary C. Williams
   Director
   September 20, 1997

   B. Ian McMahon
   Chief Financial Officer
   September 20, 1997