Form 10-Q
period 1997-09-30
NEWMIL BANCORP INC
filed 1997-11-13
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         For quarterly period ended
                             September 30, 1997

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

The number of shares of Common Stock outstanding as of September 30, 1997 is 3,835,090.


                     NEWMIL BANCORP, INC. and SUBSIDIARY

                              TABLE OF CONTENTS


                                                                         Page

                        PART I  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheets as of
          September 30, 1997 and June 30, 1997 . . . . . . . . . . . . . . .3

          Consolidated Statement of Income
          for the three month periods
          ended September 30, 1997 and 1996. . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
          for the three month periods ended
          September 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . .5

          Notes to Consolidated Financial Statements . . . . . . . . . . . .7

Item 2    Management's Discussion and Analysis
          of Financial Condition and Results
          of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . 12


                         PART II  OTHER INFORMATION

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . 22

Item 4    Submission of matters to a vote of
          security holders . . . . . . . . . . . . . . . . . . . . . . . . 22

Item 5    Other information. . . . . . . . . . . . . . . . . . . . . . . . 22

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 22

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                                September 30, June 30,
                                                    1997        1997
ASSETS
Cash and due from banks                          $  6,572    $  7,168
Federal funds sold                                 11,675      17,460
Securities:
 Available-for-sale at market                      53,991      49,549
 Held-to-maturity at amortized cost
  (market value: $66,687 and $68,328)              67,897      69,819
Loans (net of allowance for
 loan losses: $5,544 and $5,452)                  164,561     166,141
Other real estate owned
 (net of valuation reserve: $137)                     360         474
Bank premises and equipment, net                    6,176       6,042
Accrued income                                      2,123       2,024
Deferred tax asset, net                             3,380       3,456
Other assets                                          672         928

    Total Assets                                 $317,407    $323,061

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                   $ 12,500    $ 12,369
 NOW accounts                                      26,532      25,830
 Money market                                      61,686      61,075
 Savings and other                                 39,478      40,614
 Certificates of deposit                          138,132     135,504
    Total deposits                                278,328     275,392
Securities sold under agreement to repurchase         -         5,000
Federal Home Loan Bank advances                     4,000       8,000
Accrued interest and other liabilities              2,784       2,950
    Total Liabilities                             285,112     291,342

Commitments and contingencies                         -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,989,888 and 5,988,138 shares           2,995       2,994
 Paid-in capital                                   44,200      44,192
 Retained earnings                                  7,568       7,097
 Unrealized losses on securities
  available-for-sale, net                            (233)       (319)
 Unrealized losses on securities transferred
  to held-to-maturity, net                         (1,147)     (1,170)
 Treasury stock, at cost - 2,154,798
  and 2,153,798 shares                            (21,088)    (21,075)
    Total Shareholders' Equity                     32,295      31,719

    Total Liabilities and Shareholders' Equity   $317,407    $323,061

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)
                                       Three months ended
                                          September 30
                                      1997              1996
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans         $3,791            $3,547
 Interest on securities              1,838             1,879
 Dividend income                        25                25
 Interest on federal funds sold        238               170
  Total interest and dividend
    income                           5,892             5,621

INTEREST EXPENSE
 Deposits                            2,723             2,477
 Borrowed funds                        103               194
  Total interest expense             2,826             2,671

Net interest and dividend income     3,066             2,950

PROVISION FOR LOAN LOSSES              100               100
Net interest and dividend
 income after provision
  for loan losses                    2,966             2,850

NON-INTEREST INCOME
 Service charges on deposit accounts   269               234
 Securities losses, net                (23)               (5)
 Gains on mortgage loans, net           65                26
 Loan servicing fees                    26                29
 Other                                  76                68
  Total non-interest income            413               352

NON-INTEREST EXPENSE
 Salaries                            1,045               981
 Employee benefits                     316               257
 Occupancy                             217               212
 Equipment                             181               174
 Insurance                              26                19
 Professional, collection and
  OREO, net of (gains)                (119)               89
 Marketing                              60                31
 Shareholder relations                  24                 7
 Other                                 422               389
  Total non-interest expense         2,172             2,159

INCOME BEFORE INCOME TAXES           1,207             1,043
Provision for income taxes             506               438
NET INCOME                          $  701            $  605

Earnings per share - fully diluted   $0.17             $0.14
Dividends per share                  $0.06             $0.05

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                          Three months
                                                            ended
                                                        September 30,
                                                       1997      1996
Operating Activities
 Net income                                           $ 701     $ 605
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                           100       100
    Provision for depreciation and
     amortization                                       155       154
    Decrease in deferred income tax asset                 3       426
    Amortization and accretion of securities
     premiums and discounts, net                          5        26
    Securities losses, net                               23         5
    Realized gains on loan sales, net                   (65)      (26)
    Realized gains on sales of OREO, net               (151)      (76)
    Increase in accrued income                          (98)     (309)
    Decrease in accrued interest expense
     and other liabilities                             (170)     (619)
    Decrease (increase) in other assets, net            257    (1,091)
     Net cash provided (used) by
     operating activities                               760      (805)
Investing Activities
 Proceeds from sales of securities
  available-for-sale                                  1,126     6,534
 Proceeds from maturities and principal
  repayments of securities                            4,776     1,071
 Purchases of securities available-for-sale          (9,093)   (1,991)
 Principal collected on mortgage backed
  securities                                            824     1,005
 Loan repayments (advances), net                      1,544    (5,494)
 Proceeds from sale of OREO                             531     1,606
 Payments to improve OREO                              (266)     (103)
 Net purchases of Bank premises
  and equipment                                        (288)      (69)
     Net cash (used) provided by
     investing activities                              (846)    2,559

                                                         Three months
                                                             ended
                                                         September 30,
                                                       1997      1996
Financing Activities
 Net increase (decrease) in deposits                $ 2,939   $(1,142)
 Net repayments of repurchase agreements             (5,000)   (9,705)
 Net (repayments of) proceeds from FHLB advances     (4,000)    8,000
 Treasury stock purchase                                (13)     (200)
 Cash dividends paid                                   (230)     (203)
 Proceeds from exercise of stock options                  9       -
     Net cash used by financing activities           (6,295)   (3,250)
     Decrease in cash and cash
     equivalents                                     (6,381)   (1,496)
Cash and federal funds sold, beginning
 of year                                             24,628    17,590
Cash and federal funds sold, end of period          $18,247   $16,094

Cash paid during period
 Interest to depositors                             $ 2,721   $ 2,530
 Interest on borrowings                                 135       185
 Income taxes                                            68        20
Non-cash transfers
 From loans to OREO                                     -         185


                  NEWMIL BANCORP, INC. and SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. (the "Company") include those of the Company and its wholly-owned subsidiary, New Milford Savings Bank (the "Bank"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments ) necessary to present fairly the financial position of the Company and the statements of operations and cash flows for the interim periods presented.

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 1997.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 provides accounting and reporting standards for the calculation of earnings per share intended to simplify the computation by replacing presentation of primary earnings per share with the presentation of basic earnings per share. The Company will be required to adopt SFAS 128 in the quarter ending December 31, 1997. Had earnings per share for the three months ended September 30, 1997 been computed in accordance with SFAS 128 basic and diluted earnings per share would have been $0.18 and $0.17 respectively, and $0.15 and $0.14, respectively, for September 30, 1996.


NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) are as follows:

(dollars in thousands)          Estimated        Gross        Amort-
                                  fair        unrealized       ized
                                  value     gains    losses    cost
September 30, 1997
U.S. Treasury and Government
 Agencies
 Within 1 year                  $ 8,026      $ 38    $ -     $ 7,988
 After 1 within 5 years          29,947       140      -      29,807
 After 5 and within 10 years        981       -        19      1,000
Mortgage backed securities        6,149        82      10      6,077
Collateralized mortgage
 obligations                      7,341        -      620      7,961
  Total debt securities          52,444       260     649     52,833
Federal Home Loan Bank stock      1,547        -       -       1,547
 Total securities
  available-for-sale            $53,991      $260    $649    $54,380

June 30, 1997
U.S. Treasury and Government
 Agencies
 Within 1 year                  $ 6,013      $ 24    $ -     $ 5,989
 After 1 within 5 years          25,784        85       4     25,703
 After 5 and within 10 years        964       -        36      1,000
Mortgage backed securities        6,514        94      27      6,447
Collateralized mortgage
 obligations                      8,727        -      667      9,394
  Total debt securities          48,002       203     734     48,533
Federal Home Loan Bank stock      1,547        -       -       1,547
 Total securities
  available-for-sale            $49,549      $203    $734    $50,080

Securities classified held-to-maturity (carried at amortized cost) are as follows:
(dollars in thousands)                           Gross       Estimated
                                Amortized     unrealized       fair
                                 cost(a)    gains  losses      value
September 30, 1997
Mortgage backed securities      $ 8,154      $ 53  $  -      $ 8,207
Collateralized mortgage
 obligations                     59,743       324   1,587     58,480
 Total securities
  held-to-maturity              $67,897      $377  $1,587    $66,687

June 30, 1997
Mortgage backed securities      $ 8,615     $ -    $    9    $ 8,606
Collateralized mortgage
 obligations                     61,204       207   1,689     59,722
 Total securities
  held-to-maturity              $69,819     $ 207  $1,698    $68,328

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Securities with an amortized cost and market value of $1,000,000 and $981,000, respectively, were pledged as collateral against public funds at September 30, 1997.

Cash proceeds and realized gains and losses from sales of securities during the three month periods ended September 30 are as follows:

(dollars in thousands)                     Cash    Realized  Realized
                                         proceeds    gains    losses
Three months ended September 30, 1997
Available-for-sale
  Collateralized mortgage
   obligation                            $ 1,130        -         23
Total                                    $ 1,130      $ -       $ 23

Three months ended September 30, 1996
Available-for-sale
  Collateralized mortgage obligations    $ 6,532      $  3      $  8
Total                                    $ 6,532      $  3      $  8

NOTE 3 - LOANS

Major classifications of loans are as follows:

                                         September 30,  June 30,
     (in thousands)                         1997          1997
     Real estate mortgages:
      One-four family residential        $ 89,881      $ 90,885
      Five or more family residential       4,076         4,812
      Commercial                           32,032        31,850
      Land                                  8,132         8,334
     Commercial and industrial             10,476        12,424
     Home equity lines of credit           22,054        20,274
     Installment and other                  3,547         3,122
      Total loans, gross                  170,198       171,701
     Deferred loan origination fees, net      (93)         (108)
     Allowance for loan losses             (5,544)       (5,452)
      Total loans, net                   $164,561      $166,141

     Impaired loans
      With valuation allowance             $2,228        $2,136
      With no valuation allowance           4,022         3,369
      Total impaired loans                  6,250         5,505
      Valuation allowance                     879           861

Changes in the allowance for loan losses for the three month periods ended September 30, are as follows:

     (in thousands)                          1997          1996
     Balance, beginning of period          $5,452        $4,866
     Provision for losses                     100           100
     Charge-offs                               (9)          (36)
     Recoveries                                 1             1
     Balance, end of period                $5,544        $4,931

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

                                        September 30,    June 30,
     (in thousands)                         1997           1997
      Non-accrual loans                    $2,708        $2,054
      Accruing loans past due
        90 days or more                       986           783
      Accruing troubled debt
        restructured loans                    271           274
        Total non-performing loans          3,965         3,111
      Other real estate owned                 497           611
      Allowance for estimated losses         (137)         (137)
        Total OREO, net                       360           474
        Total non-performing assets        $4,325        $3,585

Other real estate owned (OREO) includes collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt, or loans where the Company has taken physical possession of the collateral.

Changes in the OREO valuation reserve for the three month periods ended September 30 are as follows:

     (in thousands)                               1997     1996
     Valuation reserve at beginning of period     $137     $474
     Charge-offs                                    -        -
     Provision                                      -        -
     Valuation reserve at end of period           $137     $474

NOTE 5 - INCOME TAXES

The components of the provision for income taxes for the three month periods ended September 30 are as follows:

                                Three months ended
                                   September 30,
                                    1997   1996
     (in thousands)
     Current provision
       Federal                     $ 410  $ 355
       State                         136    117
        Total                        546    472
     Deferred provision
       Federal                       -      -
       State                         (40)   (34)
        Total                        (40)   (34)
     Income tax provision          $ 506  $ 438


NOTE 6 - SHAREHOLDERS' EQUITY

Capital Requirements
The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios at September 30, 1997, were as follows:

                                         Company    Bank
     Leverage ratio                      10.35%    10.14%
     Tier I risk-based ratio             18.98%    19.13%
     Total risk-based ratio              20.26%    20.41%

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

Restrictions on Subsidiary's Dividends and Payments
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the three month period ended September 30, 1997 is $3,944,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

NewMil Bancorp, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of the Company and its subsidiary should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

BUSINESS

NewMil Bancorp, Inc. (the "Company"), a Delaware corporation, is a bank holding company for New Milford Savings Bank (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The principal business of the Company consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and conducts its business from fifteen offices in Litchfield, New Haven and Fairfield Counties. The Company and the Bank were formed in 1987 and 1858, respectively.

RESULTS OF OPERATIONS
For the three month periods ended September 30, 1997 and 1996

Overview
The Company earned net income of $701,000, or $0.17 per share, for the quarter ended September 30, 1997, the first quarter of the Company's fiscal year. This compares with net income of $605,000, or $0.14 per share, for the quarter ended September 30, 1996, an improvement of 15.9%. The increase in net income results from continued growth in net interest income, reflecting a stable net interest margin and growth in earning assets and increased non-interest income offset in part by a slight increase in operating expenses.

Earnings per share grew 21.4% as compared with the prior year period, reflecting both the 15.9% increase in net income and the effect of the Company's share repurchases.

Analysis of net interest and dividend income
Net interest and dividend income increased $116,000, or 3.9%, for the quarter ended September 30, 1997 as compared with the prior year period. This increase resulted from a $14.2 million, or 4.8% increase in average earning assets offset in part by a 4 basis point decrease in the net interest margin to 3.97% from 4.01%. The improvement in net interest margin was driven by loan growth and stable yields on earning assets.

The following table sets forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended September 30, 1997 and 1996.

Three months ended September 30, 1997     Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $170,376   $3,791      8.90%
Mortgage backed securities                 14,745      231      6.27
Other securities(b)                       123,733    1,870      6.05
 Total earning assets                     308,854    5,892      7.63
Other assets                                9,737
 Total assets                            $318,591

NOW accounts                              $26,834      101      1.51
Money market accounts                      62,443      477      3.06
Savings & other                            39,705      272      2.74
Certificates of deposit                   136,272    1,873      5.50
 Total interest-bearing deposits          265,254    2,723      4.11
Borrowings                                  7,217      103      5.71
 Total interest-bearing funds             272,471    2,826      4.15
Demand deposits                            11,754
Other liabilities                           2,014
Shareholders' equity                       32,352
 Total liabilities and
 shareholders' equity                    $318,591

Net interest income                                 $3,066
Spread on interest-bearing funds                                3.48
Net interest margin(c)                                          3.97

Three months ended September 30, 1996     Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $158,086   $3,547      8.98%
Mortgage backed securities                 18,343      294      6.41
Other securities(b)                       118,197    1,780      6.02
 Total earning assets                     294,626    5,621      7.63
Other assets                               13,032
 Total assets                            $307,658

NOW accounts                             $ 24,173       91      1.51
Money market accounts                      61,599      472      3.07
Savings & other                            39,580      262      2.65
Certificates of deposit                   123,485    1,652      5.35
 Total interest-bearing deposits          248,837    2,477      3.98
Borrowings                                 14,140      194      5.49
 Total interest-bearing funds             262,977    2,671      4.06
Demand deposits                            10,747
Other liabilities                           1,612
Shareholders' equity                       32,322
 Total liabilities and
 shareholders' equity                    $307,658

Net interest income                                 $2,950
Spread on interest-bearing funds                                3.57
Net interest margin(c)                                          4.01

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

Three months ended September 30,            1997 versus 1996
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
  Loans                              $ 276    $ (29)  $  (3)   $ 244
  Mortgage backed securities           (57)      (7)      1      (63)
  Other securities                      83        6       1       90
   Total                               302      (30)     (1)     271
Interest-bearing liabilities:
  Deposits                             163       77       6      246
  Borrowings                           (95)       8      (4)     (91)
   Total                                68       85       2      155
Net change to interest income        $ 234    $(115)  $  (3)   $ 116

Interest income
Total interest and dividend income increased $271,000, or 4.8%, for the quarter ended September 30, 1997 as compared with the same period a year ago. This increase is a result of an increase of $14.2 million, or 4.8%, in average earning assets with a flat yield of 7.63%.

Loan interest and fee income increased $244,000, or 6.9%, for the quarter ended September 30, 1997 as compared with the prior year period as a result of loan growth, offset by a slight decrease in average yield, down 8 basis points. Average loan balances increased $12.3 million, or 7.8%.

Investment and fed funds income increased $27,000, or 1.3%, for the quarter ended September 30, 1997 as compared with the prior year period as a result of a $1.9 million, or 1.4%, increase in average investments offset in part by a slightly lower yield on investments and fed funds which was down 1 basis point to 6.07%.

Interest expense
Interest expense for the quarter ended September 30, 1997 increased $155,000, or 5.8%, as compared to the same quarter of the prior year as a result of increased deposit volumes offset by reduced borrowing volume while the cost of funds increased to 4.15%, an increase of 9 basis points. Total average balances for deposits and borrowings increased by $9.5 million, or 3.6%, for the period.

Deposit expense increased $246,000, or 9.9%, as a result of deposit growth of $16.4 million, or 6.6%, coupled with an increase of 13 basis points in the average cost of interest bearing deposits. Deposit growth has been primarily in the certificate of deposit category, which increased $12.8 million, or 10.4%. Certificate of deposits have also seen the most significate movement in rates since 1996, with the average cost increasing to 5.50% from 5.35% a year ago. Non-maturity deposit rates (Savings Money Market and NOW) have remained relatively stable over the past year. Non-maturity deposit balances have also increased.

Interest expense on borrowings decreased by $91,000, or 46.9%, as a result of lower borrowings offset in part by higher borrowing rates. Average borrowings decreased $6.9 million, or 49.0%. The average cost of borrowings increased 22 basis points to 5.71% in 1997 from 5.49% in 1996. During the past year the Company has utilized deposit growth to repay higher cost borrowings. The Company's borrowings are generally for terms of one month and under.

Provision and Allowance for loan losses
The Company provided $100,000 for loan losses during the quarter ended September 30, 1997, unchanged from the prior year period provision. The following table details changes in the allowance for loan losses during the three month periods ended September 30:

                                           1997            1996
   (dollars in thousands)
   Balance, beginning of period            $5,452         $4,866
   Provision for losses                       100            100
   Charge-offs                                 (9)           (36)
   Recoveries                                   1              1
   Balance, end of period                  $5,544         $4,931
   Ratio of allowance for loan losses:
     to non-performing loans                139.81%        104.89%
     to total gross loans                     3.26           3.07

The increase in the reserve coverage to non-performing loans results from both a $1,358,000 decrease in non-performing loans and a $613,000 increase in the reserve since September 30, 1996. For a discussion of non-performing loans see "Asset Quality and Portfolio Risk". The increase in reserve coverage to total loans results from new loan originations, changes in loan mix and ongoing credit administration efforts, all of which contribute to improvements in the risk profile of the portfolio and the provision of $100,000 for the quarter ended September 30, 1997.

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at September 30, 1997, is adequate. Should the economic climate begin to deteriorate, borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the State of Connecticut, in March 1997. No additions to the allowance were requested as a result of this examination.

Non-interest income
The following table details the principal categories of non-interest income for the three month periods ended September 30.

 (in thousands)                    1997      1996        Change
 Service charges on
  deposit accounts                 $269      $234     $ 35    15.0%
 Securities losses, net             (23)       (5)     (18) (360.0)
 Gains on loans, net                 65        26       39   150.0
 Loan servicing                      26        29       (3)  (10.3)
 Other                               76        68        8    11.8
  Total non-interest income        $413      $352     $ 61    17.3

The increase in service charges on deposit accounts reflects increased transactions volume resulting from deposit growth and increased ATM/debit card activity. The Bank opened its fourteenth branch, in Southbury, Connecticut, in July 1997. Gain on loan sales result from increased activity in the secondary market. During the last year the Company has become more active in originating residential loans for the secondary market. For the three months ended September 1997 the Bank sold $3.5 million in loans as compared to $1.4 million during the same period a year ago. The decrease in Loan serving fees is a result of a decrease in the servicing portfolio as the loans currently being sold are sold with the servicing released.

Operating expenses
The following table details the principal categories of operating expenses for the three month periods ended September 30.

 (in thousands)                    1997      1996        Change
 Salaries                        $1,045    $  981     $ 64     6.5%
 Employee benefits                  316       257       59    23.0
 Occupancy                          217       212        5     2.4
 Equipment                          181       174        7     4.0
 Insurance                           26        19        7    36.8
 Professional, collections
  and OREO, net of (gains)         (119)       89     (208) (233.7)
 Postage and telecommunications      84        83        1     1.2
 Marketing                           60        31       29    93.6
 Other operating                    362       313       49    15.7
  Total operating expenses       $2,172    $2,159     $ 13     0.6

The increase in salaries expense for the quarter ended September 30, 1997 as compared with the prior year period was due primarily to increases in staffing, primarily in retail banking, as a result of additional locations and annual salary increases of approximately 4%. The increase in employee benefits expense is due to additional health, taxes and other benefits related to the increased staffing levels, and additional retirement benefit expense. The Bank opened branches in Southbury and Norwalk in July 1997 and October 1997. The Southbury branch is the Bank's second supermarket branch. Collection and OREO expense decreased $219,000, due primarily to reductions in non-performing assets over the past year coupled with gains on OREO sales in 1997. Professional services have increased as a result of increased legal expense for general corporate matters. The increase in marketing expense results from the promotion of new loan and deposit products and services, the opening of new branch offices and increased emphasis on new business development. Other operating expenses, which include shareholder relations, office supplies and other expenses, increased as a result of normal changes in operating activities.

Income taxes
Net income for the quarter included an income tax provision of $506,000, representing a 42% effective rate, as compared with a provision of $438,000 a year ago, representing a 42% effective rate.


ASSET QUALITY AND PORTFOLIO RISK

Loans
During the three month period ended September 30, 1997, net loans decreased by $1.6 million, or 1.0%.

Major classifications of loans are as follows:

                                         September 30,  June 30,
     (in thousands)                         1997          1997
     Real estate mortgages:
      One-four family residential        $ 89,881      $ 90,885
      Five or more family residential       4,076         4,812
      Commercial                           32,032        31,850
      Land                                  8,132         8,334
     Commercial and industrial             10,476        12,424
     Home equity lines of credit           22,054        20,274
     Installment and other                  3,547         3,122
      Total loans, gross                  170,198       171,701
     Deferred loan origination fees, net      (93)         (108)
     Allowance for loan losses             (5,544)       (5,452)
      Total loans, net                   $164,561      $166,141

During the year the Company has continued to develop relationships with new commercial customers. However, as a result of higher prepayments on commercial loans, including both mortgages and C & I loans, commercial loans decreased $1.7 million, or 2.7%, since June 30, 1997. The Company has also expanded its retail lending business development effort. Over the past year the Company has increased originations of both residential mortgage loans and home equity credit line. However, residential mortgage loans decreased $1.0 million, or 1.1%, since June 30, 1997, due in part to loan sales. Home equity lines of credit increased $1.8 million, or 8.8%, as a result of successful product promotion.

Non-performing assets
The following table details changes in non-performing assets during the three month periods ended September 30.

(in thousands)                              1997       1996
Balance, beginning of year                 $3,585    $6,480
Loans placed on non-accrual status            661       954
Change in accruing loans past
 due 90 or more days, net                     203       128
Change in loans restructured, net              (3)       (4)
Payments to improve OREO                      266       103
Loan payments                                  (6)     (143)
Loans returned to accrual status               -       (269)
Loan charge-offs                               (1)      (36)
Gross proceeds from OREO sales               (531)   (1,606)
Gains on OREO sales, net                      151        76
Provision to OREO valuation reserve           -         -
Balance, end of period                     $4,325    $5,683
Percent of total assets                     1.36%     1.86%

During the three months ended September 30, 1997 non-performing assets increased $740,000, or 20.6%, due principally to addition to non-accrual loans and capital improvements to OREO offset in part by OREO sales of $531,000. Additions to non-accrual loans generally represent loans which had previously been classified on the Company's internally monitored list and had been adequately reserved.

The following table details the composition of non-performing assets as of September 30, 1997.

Non-Performing Assets     Accruing                             Total
(dollars in thousands)      loans                              non-
                    Non-  past due  Restruc-                 perform-
                   accrual  90 or     tured            OREO     ing
                    loans more days loans (a)  OREO   reserve assets
September 30, 1997
Real estate:
 Residential       $  514    $973       -     $ 211   $  -    $1,698
 Commercial           780      13      271       36      -     1,100
 Land and land
 development        1,409      -        -       250      -     1,659
Collateral and
 installment loans      5      -        -       -        -         5
Valuation reserve     -        -        -       -      (137)    (137)
 Totals            $2,708    $986     $271    $ 497   $(137)  $4,325

(a) Includes accruing troubled debt restructurings.

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. The Company actively markets all OREO. The OREO valuation reserve at September 30, 1997 totaled $137,000, or 27.6% of OREO. There continues to be an oversupply of commercial and residential real estate in New England and any decline in the real estate market could adversely affect the market values of the Company's OREO which could require additional provisions to the valuation reserve and reductions in the carrying values of properties.


FINANCIAL CONDITION

Total assets decreased by $5.7 million, or 1.8%, to $317.4 million in the three month period from June 30, 1997 through September 30, 1997.
The decrease resulted from a decrease of $5.8 million in federal funds, of which $4.0 million was used to repay short term borrowings, and a $1.6 million decrease in net loans, offset in part by an increase of $2.5 million in securities.

Loans
Loans, net of the allowance for loan loss, decreased $1.6 million, or 1.0%, during the three month period ended September 30, 1997. The primary reason for this decrease was a lower level of loan advances coupled with higher prepayments. Loan originations and advances for the three month period totaled $15.7 million, while repayments were $13.6 million. Of the loans originated the Company sold $3.5 million in the secondary market during the three months ended September 30, 1997.

Securities
The securities portfolio consists primarily of U.S. Treasury and Agency obligations, collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"), and to a lesser extent, Federal Home Loan Bank stock. At September 30, 1997, 65.5% of the portfolio was invested in fixed rate securities, principally CMOs, US Treasury and Agency obligations and to a lesser extent MBSs. The fixed rate portfolio had a consensus weighted average duration and life of 1.6 years and 1.8 years, respectively. Fixed rate CMOs and MBSs are generally securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. At September 30, 1997 33.2% of the portfolio was invested in floating rate CMOs and MBSs which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate portfolio had a consensus weighted average duration and life of 0.01 years and 12.5 years, respectively. The floating rate securities are tied to several indices including the eleventh district cost of funds index ("EDCOFI"), one-month LIBOR and Treasury indices. The remaining 1.3% of the portfolio at September 30, 1997, was represented by Federal Home Loan Bank stock.

At September 30, 1997, securities totaling $67.9 million, or 55.7%, were classified as held-to-maturity and securities totaling $54.0 million, or 44.3%, were classified as available-for-sale.

All held-to-maturity securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at September 30, 1997 is an adjustment of $1,147,000, net of taxes, relating to securities transferred from available-for-sale to held-to-maturity, representing net unrealized holding losses at the time of transfer adjusted for subsequent principal amortization and net of taxes.

Substantially all of the Company's CMOs and MBSs investments were purchased in 1993 and early 1994. Subsequent movements in interest rates and market conditions have resulted in a net decline in fair market value. At September 30, 1997 net unrealized losses on both securities available-for-sale and held-to-maturity totaled $3.5 million. Fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings.


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

Operating activities for the three month period ended September 30, 1997 provided net cash of $760,000. Investing activities used net cash of $846,000, principally securities purchases offset by securities sales, principal repayments, net loan repayments and sales of real estate acquired. Financing activities used net cash of $6.3 million, principally as a result of the net decrease in borrowings, dividends paid and treasury stock purchases offset by a net increase in deposits. Funds provided by operating and financing activities were utilized to fund investing activities. Cash and cash equivalents decreased slightly to $16.9 million.

At September 30, 1997, the Company's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $180.2 million, to net deposits and short term unsecured liabilities, was 63.9%, well in excess of the Company's minimum guideline of 15%. At September 30, 1997, the Company had outstanding commitments to fund new loan originations of $4.9 million, construction mortgage commitments of $954,000 and unused lines of credit of $19.2 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

Shareholders' equity increased $576,000, to $32,295,000, while book value per share increased $0.15 to $8.42, during the three month period ended September 30, 1997. The increase, in equity, resulted from earnings of $701,000, or $0.17 per share, a decrease of $109,000 in the adjustment for net unrealized holding losses on securities, net of taxes, and option proceeds which were offset by treasury stock purchases of $13,000 and dividends paid of $230,000

In July 1996 the Company announced its intention to repurchase up to 10% of its outstanding common stock in the open market and unsolicited negotiated transactions, including block purchases. During the three month period ended September 30, 1997 the Company repurchased 1,000 shares of its outstanding common stock for total consideration of $13,000.

Shareholders' equity at September 30, 1997 included net unrealized holding losses, net of taxes, of $233,000 on securities available-for-sale, and an adjustment for unrealized holding losses, net of taxes, of $1.1 million on held-to-maturity securities which had previously been transferred from available-for-sale. Securities transferred from available-for-sale to held-to-maturity are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At September 30, 1997 the Company's leverage capital ratio was 10.35% and its tier I and total risk-based capital ratios were 18.98% and 20.26%, respectively. At September 30, 1997 the Bank's leverage capital ratio was 10.14% and its tier I and total risk-based capital ratios were 19.13% and 20.41%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company as of September 30, 1997 was $3,944,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting was held on October 24, 1997. The following matters were considered and voted on, as certified by the election officer at the annual meeting:

(1) Willis H. Barton, Jr., Herbert E. Bullock and Francis J. Wiatr were each elected to the office of Director for a three year term.
     Betty F. Pacocha was elected to the office of Director for a two year term. All nominees received at least 2,620,313 votes, or 88%.

(2) To amend the 1986 Stock Option and Incentive Plan for key officers and employees. The shares were voted as follows: 2,088,357 or 70% FOR.

(3) Coopers and Lybrand L.L.P., Certified Public Accountants, were approved as independent auditors for the fiscal year ending June 30, 1998. The shares were voted as follows: 2,713,355 or 92% FOR.


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


                         NEWMIL BANCORP, INC.



November 10, 1997        By    /s/ Francis J. Wiatr
                         Francis J. Wiatr,
                         Chairman, President and CEO



November 10, 1997        By    /s/ B. Ian McMahon
                         B. Ian McMahon,
                         Chief Financial Officer


                             Exhibit 11.1

                         NEWMIL BANCORP, INC.
              COMPUTATION OF NET INCOME PER COMMON SHARE
                (in thousands except per share amounts)

                                     Three months
                                         ended
                                     September 30,

                                      1997   1996
Net income
Net income - primary and
  fully diluted                       $701   $605

Weighted Average Common and Common
Equivalent Stock
Weighted average common stock
  outstanding                        3,835  4,058
Assumed conversion as of the
  beginning of each period or upon
  issuance during a period of stock
  options outstanding at the end
  of each period                       464    444
Assumed purchase of treasury stock
  during each period with proceeds
  from conversion of stock options
  outstanding at the end of each
  period                              (181)  (294)
Weighted average common and common
  equivalent stock outstanding
  - primary                          4,118  4,208

Weighted average common stock
  outstanding                        3,835  4,058
Assumed conversion as of the
  beginning of each period or upon
  issuance during a period of stock
  options outstanding at the end
  of each period                       465    455
Assumed purchase of treasury stock
  during each period with proceeds
  from conversion of stock options
  outstanding at the end of each
  period                              (166)  (305)
Weighted average common and common
  equivalent stock outstanding
  - fully diluted                    4,134  4,208

Earnings Per Common and Common
Equivalent Share
Primary                              $0.17  $0.14
Fully diluted                        $0.17  $0.14