Form 10-Q
period 1997-12-31
NEWMIL BANCORP INC
filed 1998-02-12
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        For quarterly period ended
                             December 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of December 31, 1997 is 3,879,241.


                    NEWMIL BANCORP, INC. and SUBSIDIARY

                             TABLE OF CONTENTS


                                                                       Page

                       PART I  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheets as of
          December 31, 1997 and June 30, 1997. . . . . . . . . . . . . . .3

          Consolidated Statement of Income
          for the three and six month periods
          ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . .4

          Consolidated Statements of Cash Flows
          for the six month periods ended
          December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . .5

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

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 28

Item 4    Submission of matters to a vote of
          security holders . . . . . . . . . . . . . . . . . . . . . . . 28

Item 5    Other information. . . . . . . . . . . . . . . . . . . . . . . 28

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 28

[CAPTION]
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)

                                                  December 31, June 30,
                                                      1997       1997
ASSETS
Cash and due from banks                           $  7,402     $  7,168
Federal funds sold                                   3,515       17,460
Securities:
 Available-for-sale at market                      108,180       49,549
 Held-to-maturity at amortized cost
  (market value: $57,982 and $68,328)               58,163       69,819
Loans (net of allowance for
 loan losses: $5,546 and $5,452)                   165,684      166,141
Other real estate owned
 (net of valuation reserve: $137)                      195          474
Bank premises and equipment, net                     6,203        6,042
Accrued income                                       2,302        2,024
Deferred tax asset, net                              3,202        3,456
Other assets                                           680          928

   Total Assets                                   $355,526     $323,061

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                    $ 13,028     $ 12,369
 NOW accounts                                       30,638       25,830
 Money market                                       61,584       61,075
 Savings and other                                  39,757       40,614
 Certificates of deposit                           140,509      135,504
   Total deposits                                  285,516      275,392
Securities sold under agreement to repurchase          -          5,000
Federal Home Loan Bank advances                     34,000        8,000
Accrued interest and other liabilities               2,867        2,950
   Total Liabilities                               322,383      291,342

Commitments and contingencies                          -            -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 6,040,839 and 5,988,138 shares            3,020        2,994
 Paid-in capital                                    44,448       44,192
 Retained earnings                                   7,966        7,097
 Unrealized losses on securities
  available-for-sale, net                               (7)        (319)
 Unrealized losses on securities transferred
  to held-to-maturity, net                          (1,104)      (1,170)
 Treasury stock, at cost - 2,161,598
  and 2,153,798 shares                             (21,180)     (21,075)
   Total Shareholders' Equity                       33,143       31,719

   Total Liabilities and Shareholders' Equity     $355,526     $323,061


CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)
[CAPTION]
                                    Three months ended  Six months ended
                                        December 31       December 31
                                       1997    1996      1997     1996

INTEREST AND DIVIDEND INCOME
 Interest and fees on loans          $3,791  $3,607    $7,582   $7,154
 Interest on securities               1,906   1,795     3,744    3,674
 Dividend income                         26      22        51       47
 Interest on federal funds sold         246     232       484      402
  Total interest and dividend
    income                            5,969   5,656    11,861   11,277

INTEREST EXPENSE
 Deposits                             2,754   2,518     5,477    4,995
 Borrowed funds                         111     178       214      372
  Total interest expense              2,865   2,696     5,691    5,367

Net interest and dividend income      3,104   2,960     6,170    5,910

PROVISION FOR LOAN LOSSES                50     100       150      200
Net interest and dividend
 income after provision
  for loan losses                     3,054   2,860     6,020    5,710

NON-INTEREST INCOME
 Service charges on deposit accounts    287     249       556      483
 Securities losses, net                (258)     (5)     (281)     (10)
 Gains on mortgage loans, net            82      48       147       74
 Loan servicing fees                     27      27        53       56
 Other                                   66      64       142      132
  Total non-interest income             204     383       617      735

NON-INTEREST EXPENSE
 Salaries                             1,047     930     2,092    1,911
 Employee benefits                      284     221       600      478
 Occupancy                              224     218       441      430
 Equipment                              181     174       362      348
 Insurance                               26      20        52       39
 Professional, collection and
  OREO, net of (gains)                 (286)     23      (405)     112
 Marketing                               65      66       125       97
 Shareholder relations                   43      45        67       52
 Other                                  458     434       880      823
  Total non-interest expense          2,042   2,131     4,214    4,290

INCOME BEFORE INCOME TAXES            1,216   1,112     2,423    2,155
Provision for income taxes              511     467     1,017      905
NET INCOME                           $  705  $  645    $1,406   $1,250

Earnings per share - diluted          $0.17   $0.15      $0.35   $0.30
Earnings per share - basic            $0.18   $0.16      $0.37   $0.31
Dividends per share                   $0.08   $0.06      $0.14   $0.11


CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
[CAPTION]
                                                      Six months ended
                                                          December 31,
                                                         1997      1996

Operating Activities
 Net income                                            $1,406    $1,250
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
   Provision for loan losses                              150       200
   Provision for depreciation and
     amortization                                         310       307
   Decrease in deferred income tax asset                    3       881
   Amortization and accretion of securities
     premiums and discounts, net                           10        42
   Securities losses, net                                 281        10
   Realized gains on loan sales, net                     (147)      (74)
   Realized gains on sales of OREO, net                  (291)     (154)
   (Increase) decrease in accrued income                 (276)       46
   Decrease in accrued interest expense
     and other liabilities                                (84)   (1,141)
   Decrease in other assets, net                          246        65
     Net cash provided by
     operating activities                               1,608     1,432
Investing Activities
 Proceeds from sales of securities
  available-for-sale                                    5,968    12,681
 Proceeds from sale of security
  held-to-maturity                                      7,225       -
 Proceeds from maturities and principal
  repayments of securities                              6,919     1,859
 Proceeds from sale of mortgage backed
  securities available-for-sale                         1,042       348
 Purchases of securities available-for-sale           (49,246)   (7,991)
 Purchases of mortgage backed securities
  available-for-sale                                  (20,133)      -
 Principal collected on mortgage backed
  securities                                            1,588     1,780
 Loan repayments (advances), net                          453    (8,338)
 Proceeds from sale of OREO                               988     1,838
 Payments to improve OREO                                (418)     (104)
 Net purchases of Bank premises
  and equipment                                          (470)     (144)
     Net cash (used) provided by
     investing activities                             (46,084)    1,929

Financing Activities
 Net increase in deposits                             $10,123   $ 4,500
 Net repayments of repurchase agreements               (5,000)   (9,705)
 Net proceeds from FHLB advances                       26,000     8,000
 Treasury stock purchases                                (105)     (200)
 Cash dividends paid                                     (536)     (446)
 Proceeds from exercise of stock options                  283         2
     Net cash used by financing activities             30,765     2,151
     (Decrease) increase in cash and cash
     equivalents                                      (13,711)    5,512
Cash and federal funds sold, beginning
 of year                                               24,628    17,590
Cash and federal funds sold, end of period            $10,917   $23,102

Cash paid during period
 Interest to depositors                               $ 5,476   $ 4,908
 Interest on borrowings                                   176       411
 Income taxes                                             990       405
Non-cash transfers
 From loans to OREO                                       -         225

                     NEWMIL BANCORP, INC. and SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. (the "Company") include those of the Company and its wholly-owned subsidiary, New Milford Savings Bank (the "Bank"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company and the statements of operations and cash flows for the interim periods presented.

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 1997.

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 provides accounting and reporting standards for the calculation of earnings per share intended to simplify the computation by replacing presentation of primary earnings per share with the presentation of basic earnings per share. The Company has adopted SFAS 128 in the quarter ended December 31, 1997.

NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) are as follows:
[CAPTION]
(dollars in thousands)           Estimated        Gross         Amort-
                                   fair        unrealized        ized
                                   value     gains    losses     cost

December 31, 1997
U.S. Treasury and Government
 Agencies
 Within 1 year                   $15,026      $ 43     $ -     $14,983
 After 1 within 5 years           63,008       186       -      62,822
 After 5 and within 10 years         988       -         12      1,000
Mortgage backed securities        24,826        21       33     24,838
Collateralized mortgage
 obligations                       2,632        -       217      2,849
  Total debt securities          106,480       250      262    106,492
Federal Home Loan Bank stock       1,700        -        -       1,700
 Total securities
  available-for-sale            $108,180      $250     $262   $108,192

June 30, 1997
U.S. Treasury and Government
 Agencies
 Within 1 year                   $ 6,013      $ 24     $ -     $ 5,989
 After 1 within 5 years           25,784        85        4     25,703
 After 5 and within 10 years         964       -         36      1,000
Mortgage backed securities         6,514        94       27      6,447
Collateralized mortgage
 obligations                       8,727        -       667      9,394
  Total debt securities           48,002       203      734     48,533
Federal Home Loan Bank stock       1,547        -        -       1,547
 Total securities
  available-for-sale             $49,549      $203     $734    $50,080

Securities classified held-to-maturity (carried at amortized cost) are as follows:
(dollars in thousands)                            Gross        Estimated
                                 Amortized     unrealized        fair
                                  cost(a)    gains  losses       value
December 31, 1997
Mortgage backed securities       $ 7,773      $ 84   $  -      $ 7,857
Collateralized mortgage
 obligations                      50,390       326      591     50,125
 Total securities
  held-to-maturity               $58,163      $410     $591    $57,982

June 30, 1997
Mortgage backed securities       $ 8,615     $ -     $    9    $ 8,606
Collateralized mortgage
 obligations                      61,204       207    1,689     59,722
 Total securities
  held-to-maturity               $69,819     $ 207   $1,698    $68,328

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Securities with an amortized cost and market value of $1,000,000 and $988,000, respectively, were pledged as collateral against public funds at December 31, 1997.

Cash proceeds and realized gains and losses from sales of securities during the six month periods ended December 31 are as follows:
[CAPTION]
(dollars in thousands)                      Cash     Realized  Realized
                                          proceeds     gains    losses

Six months ended December 31, 1997
Available-for-sale
 Mortgage backed securities               $ 1,042       $ 64     $  -
 Collateralized mortgage obligations        5,968         -        242
Held-to-maturity
 Collateralized mortgage obligation         7,225         -        103
  Total                                   $14,235       $ 64      $345

Six months ended December 31, 1996
Available-for-sale
 Mortgage backed securities               $   348       $ 17      $ -
 Collateralized mortgage obligations       12,681       $  3      $ 30
  Total                                   $13,029       $ 20      $ 30

In November 1997 the Company sold a collateralized mortgage obligation ("CMO") which was classified as held-to-maturity. In October 1997 the Company engaged a financial securities consultant to analyze this CMO. Based on this review the Company determined that it was highly probable that the Company would likely receive substantially less than the contractual interest on this CMO and that the CMO could experience a significant decline in market value. The Company concluded that these and other changes in circumstances surrounding this CMO were isolated, non-recurring, and highly unusual, and could not have been reasonably anticipated. The Company realized a loss on the sale of this security.

NOTE 3 - LOANS
[CAPTION]
Major classifications of loans are as follows:

                                           December 31,   June 30,
     (in thousands)                           1997          1997
     Real estate mortgages:
      One-four family residential         $ 87,341       $ 90,885
      Five or more family residential        5,829          4,812
      Commercial                            32,143         31,850
      Land                                   8,022          8,334
     Commercial and industrial              11,619         12,424
     Home equity lines of credit            22,908         20,274
     Installment and other                   3,428          3,122
      Total loans, gross                   171,290        171,701
     Deferred loan origination fees, net       (60)          (108)
     Allowance for loan losses              (5,546)        (5,452)
      Total loans, net                    $165,684       $166,141

     Impaired loans
      With valuation allowance              $5,246         $2,136
      With no valuation allowance            3,570          3,369
      Total impaired loans                   8,816          5,505
      Valuation allowance                    1,534            861

Changes in the allowance for loan losses for the six month periods ended
December 31, are as follows:

     (in thousands)                           1997           1996
     Balance, beginning of period           $5,452         $4,866
     Provision for losses                      150            200
     Charge-offs                               (57)           (46)
     Recoveries                                  1              2
     Balance, end of period                 $5,546         $5,022

NOTE 4 - NON-PERFORMING ASSETS
[CAPTION]
The components of non-performing assets were as follows:

                                         December 31,      June 30,
     (in thousands)                          1997            1997
      Non-accrual loans                     $2,585         $2,054
      Accruing loans past due
        90 days or more                        432            783
      Accruing troubled debt
        restructured loans                     -              274
        Total non-performing loans           3,017          3,111
      Other real estate owned                  332            611
      Allowance for estimated losses          (137)          (137)
        Total OREO, net                        195            474
        Total non-performing assets         $3,212         $3,585

Other real estate owned (OREO) includes collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt, or loans where the Company has taken physical possession of the collateral.

[CAPTION]

Changes in the OREO valuation reserve for the six month periods ended December 31 are as follows:

     (in thousands)                                 1997    1996
     Valuation reserve at beginning of period       $137    $474
     Charge-offs                                      -      (33)
     Provision                                        -       -
     Valuation reserve at end of period             $137    $441

NOTE 5 - INCOME TAXES

[CAPTION]

The components of the provision for income taxes for the six month periods ended December 31 are as follows:

                                 Three months ended    Six months ended
                                    December 31,         December 31,
                                     1997   1996          1997   1996
     (in thousands)
     Current provision
       Federal                      $ 413  $ 412         $ 824  $ 759
       State                          140    146           279    269
        Total                         553    558         1,103  1,028
     Deferred provision
       Federal                        -      -              -       -
       State                          (42)   (91)          (86)  (123)
        Total                         (42)   (91)          (86)  (123)
     Income tax provision           $ 511  $ 467        $1,017  $ 905


NOTE 6 - SHAREHOLDERS' EQUITY

Capital Requirements
The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios at December 31, 1997, were as follows:

                                           Company  Bank
     Leverage ratio                        10.35%   10.10%
     Tier I risk-based ratio               19.00%   19.05%
     Total risk-based ratio                20.27%   20.33%

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

Restrictions on Subsidiary's Dividends and Payments
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the six month period ended December 31, 1997 is $4,405,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

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

RESULTS OF OPERATIONS
For the three month periods ended December 31, 1997 and 1996

Overview
The Company earned net income of $705,000, or $0.17 per share (diluted), for the quarter ended December 31, 1997, the second quarter of the Company's fiscal year. This compares with net income of $645,000, or $0.15 per share (diluted), for the quarter ended December 31, 1996, an improvement of 9.3%. The increase in net income results from continued growth in net interest income, reflecting a stable net interest margin and growth in earning assets and a slight decrease on operating expenses offset in part by a decrease in non-interest income as a result of losses on security sales.

Earnings per share grew 13.3% as compared with the prior year period, reflecting both the 9.3% increase in net income and the effect of the Company's share repurchases.

Analysis of net interest and dividend income
Net interest and dividend income increased $144,000, or 4.9%, for the quarter ended December 31, 1997 as compared with the prior year period. This increase resulted from a $17.4 million, or 5.9% increase in average earning assets offset in part by a 4 basis point decrease in the net interest margin to 3.95% from 3.99%. The improvement in net interest income was driven by loan and investment growth and stable yields on earning assets.

[CAPTION]

The following table sets forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended December 31, 1997 and 1996.

Three months ended December 31, 1997       Average  Income/     Average
(dollars in thousands)                     balance  expense   yield/rate
Loans(a)                                  $170,605    $3,791      8.89%
Mortgage backed securities                  16,298       251      6.16
Other securities(b)                        127,045     1,927      6.07
 Total earning assets                      313,948     5,969      7.61
Other assets                                10,349
 Total assets                             $324,297

NOW accounts                               $28,358       102      1.44
Money market accounts                       61,812       477      3.09
Savings & other                             40,235       278      2.76
Certificates of deposit                    138,202     1,897      5.49
 Total interest-bearing deposits           268,607     2,754      4.10
Borrowings                                   7,587       111      5.85
 Total interest-bearing funds              276,194     2,865      4.15
Demand deposits                             13,060
Other liabilities                            2,082
Shareholders' equity                        32,961
 Total liabilities and
 shareholders' equity                     $324,297

Net interest income                                   $3,104
Spread on interest-bearing funds                                  3.46
Net interest margin(c)                                            3.95

Three months ended December 31, 1996       Average  Income/     Average
(dollars in thousands)                     balance  expense   yield/rate
Loans(a)                                  $161,653    $3,607      8.93%
Mortgage backed securities                  17,225       272      6.32
Other securities(b)                        117,707     1,777      6.04
 Total earning assets                      296,585     5,656      7.63
Other assets                                11,305
 Total assets                             $307,890

NOW accounts                              $ 24,088        90      1.50
Money market accounts                       61,168       466      3.05
Savings & other                             37,628       251      2.67
Certificates of deposit                    126,763     1,711      5.40
 Total interest-bearing deposits           249,647     2,518      4.03
Borrowings                                  12,810       178      5.56
 Total interest-bearing funds              262,457     2,696      4.11
Demand deposits                             11,131
Other liabilities                            1,392
Shareholders' equity                        32,910
 Total liabilities and
 shareholders' equity                     $307,890

Net interest income                                   $2,960
Spread on interest-bearing funds                                  3.52
Net interest margin(c)                                            3.99

(a)  Includes non-accrual loans.
(b)  Includes interest-bearing deposits in other banks and federal funds sold.

(c)  Net interest income divided by average interest-earning assets.

Three months ended December 31,               1997 versus 1996
(dollars in thousands)                    Change in interest due to
                                     Volume    Rate   Vol/rate    Net
Interest-earning assets:
 Loans                                $ 200    $ (15)   $  (1)   $ 184
 Mortgage backed securities             (15)      (6)      -       (21)
 Other securities                       141        8        1      150
  Total                                 326      (13)      -       313
Interest-bearing liabilities:
 Deposits                               191       42        3      236
 Borrowings                             (72)       9       (4)     (67)
  Total                                 119       51       (1)     169
Net change to interest income         $ 207    $ (64)   $   1    $ 144

Interest income
Total interest and dividend income increased $313,000, or 5.5%, for the quarter ended December 31, 1997 as compared with the same period a year ago. This increase is a result of an increase of $17.4 million, or 5.9%, in average earning assets offset by a decline in average yield of 2 basis points to 7.61%.

Loan interest and fee income increased $184,000, or 5.1%, for the quarter ended December 31, 1997 as compared with the prior year period as a result of loan growth offset by a decrease in average yield, down 4 basis points. Average loan balances increased $9.0 million, or 5.5%.

Interest and dividends on investments and federal funds sold increased $129,000, or 6.3%, for the quarter ended December 31, 1997 as compared with the prior year period as a result of a $8.4 million, or 6.2%, increase in average balances coupled by a slightly higher average yield, which was up
1 basis point to 6.08%.

Interest expense
Interest expense for the quarter ended December 31, 1997 increased $169,000, or 6.3%, as compared to the same quarter of the prior year as a result of increased deposit balances, offset by reduced average borrowings, while the cost of funds increased to 4.15%, an increase of 4 basis points. Total average balances for deposits and borrowings increased by $13.7 million, or 5.2%, for the period.

Deposit expense increased $236,000, or 9.4%, as a result of deposit growth of $19.0 million, or 7.6%, coupled with an increase of 7 basis points in the average cost of interest bearing deposits. Deposit growth has been primarily in the certificate of deposit category, which increased $11.4 million, or 9.0%. Certificate of deposits have also seen the most significate movement in rates since 1996, with the average cost increasing to 5.49% from 5.40% a year ago. Non-maturity deposit rates (Savings Money Market and NOW) have remained relatively stable over the past year. Non-maturity deposit balances have also increased by $7.5 million, or 6.1%.
The Company has opened two additional branch locations since December 1996.

Interest expense on borrowings decreased $67,000, or 37.6%, as a result of lower average borrowings, offset in part by a higher avverage rate. Average borrowings decreased $5.2 million, or 40.8%. The average cost of borrowings increased 29 basis points to 5.85% in 1997 from 5.56% in 1996. During the past year the Company has utilized deposit growth to repay higher cost borrowings. However, during the last part of the quarter the Company has borrowed funds to purchase securities. The Company's borrowings are generally for terms of one month and under.

Provision and Allowance for loan losses
The Company provided $50,000 for loan losses during the quarter ended December 31, 1997, compared to $100,000 for the prior year period provision. The following table details changes in the allowance for loan losses during the three month periods ended December 31:

                                            1997            1996
   (dollars in thousands)
   Balance, beginning of period             $5,544          $4,931
   Provision for losses                         50             100
   Charge-offs                                 (49)            (10)
   Recoveries                                    1               1
   Balance, end of period                   $5,546          $5,022
   Ratio of allowance for loan losses:
    to non-performing loans                  183.82%         119.15%
    to total gross loans                       3.24            3.07

The increase in the reserve coverage to non-performing loans results from both a $1,198,000 decrease in non-performing loans and a $524,000 increase in the reserve since December 31, 1996. For a discussion of non-performing loans see "Asset Quality and Portfolio Risk". The increase in reserve coverage to total loans results from changes in loan mix and ongoing credit administration efforts, all of which contribute to improvements in the risk profile of the portfolio, and the provision of $50,000 for the quarter ended December 31, 1997.

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at December 31, 1997, is adequate. Should the economic climate begin to deteriorate, borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the State of Connecticut, in March 1997. No additions to the allowance were requested as a result of this examination.

Non-interest income
[CAPTION]
The following table details the principal categories of non-interest income for the three month periods ended December 31.

 (in thousands)                     1997      1996         Change
 Service charges on
  deposit accounts                  $287      $249     $ 38     15.3%
 Securities losses, net             (258)       (5)    (253)(5,060.0)
 Gains on mortgage loans, net         82        48       34     70.8
 Loan servicing                       27        27      -        0.0
 Other                                66        64        2      3.1
  Total non-interest income         $204      $383    $(179)   (46.7)

The increase in service charges on deposit accounts reflects increased transactions volume resulting from deposit growth and increased ATM/debit card activity. The Bank opened its fourteenth and fifteenth branches, in Southbury and Norwalk, Connecticut, in July 1997 and October 1997, respectively. The Company sold securities totaling $13.1 million on which it realized net losses of $258,000. These were mostly CMOs whose market risks were determined to be unsuitable. The Company's origination and sale of residential mortgage loans to the secondary market has increased over the past year, increasing the Company's gains from mortgage loan sales.
For the three month period ended December 31, 1997 the Bank sold $5.2 million in loans as compared to $2.6 million during the same period a year ago. The decrease in loan serving fees results from portfolio run-off as the loans currently being sold are sold with the servicing released.

Operating expenses
[CAPTION]
The following table details the principal categories of operating expenses for the three month periods ended December 31.

 (in thousands)                     1997      1996         Change
 Salaries                         $1,047    $  930     $117     12.6%
 Employee benefits                   284       221       63     28.5
 Occupancy                           224       218        6      2.8
 Equipment                           181       174        7      4.0
 Insurance                            26        20        6     30.0
 Professional, collections
  and OREO, net of (gains)          (286)       23     (309) (1343.5)
 Postage and telecommunications       98        89        9     10.1
 Marketing                            65        66       (1)    (1.5)
 Other operating                     403       390       13      3.3
  Total operating expenses        $2,042    $2,131     $(89)    (4.2)

The increase in salaries expense for the quarter ended December 31, 1997 as compared with the prior year period was due primarily to increases in staffing, primarily in retail banking, as a result of additional locations, and annual salary increases of approximately 4%. The increase in employee benefits expense is due to additional health, taxes and other benefits related to the increased staffing levels, and additional retirement benefit expense. The Bank opened branches in Southbury and Norwalk in July 1997 and October 1997. The Southbury branch is the Bank's second supermarket branch. The Norwalk branch expands the Bank's branch network into lower Fairfield County. Professional, collection and OREO expense decreased $309,000, due primarily to gains on OREO sales in 1997 coupled with reduced legal fees for non-performing assets. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, result from normal operating activities.

Income taxes
Net income for the quarter included an income tax provision of $511,000, representing a 42% effective rate, as compared with a provision of $467,000 a year ago, representing a 42% effective rate.

For the six month periods ended December 31, 1997 and 1996

Overview
The Company earned net income of $1,406,000, or $0.35 per share (diluted), for the six month period ended December 31, 1997. This compares with net income of $1,250,000, or $0.30 per share (diluted), for the six month period ended December 31, 1996, an improvement of 12.5%. The increase in net income results from continued growth in net interest income, reflecting a stable net interest margin and growth in earning assets and a slight decrease in operating expenses offset in part by a decrease in non-interest income as a result of security losses.

Earnings per share grew 16.6% as compared with the prior year period, reflecting both the 12.5% increase in net income and the effect of the Company's share repurchases.

Analysis of net interest and dividend income
Net interest and dividend income increased $260,000, or 4.4%, for the six month period ended December 31, 1997 as compared with the prior year period. This increase resulted from a $15.8 million, or 5.3% increase in average earning assets offset in part by a 4 basis point decrease in the net interest margin to 3.96% from 4.00%. The improvement in net interest income was driven by loan and investment growth and stable yields on earning assets.

[CAPTION]
The following table sets forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the six month periods ended December 31, 1997 and 1996.

Six months ended December 31, 1997         Average  Income/     Average
(dollars in thousands)                     balance  expense   yield/rate
Loans(a)                                  $170,491    $7,582      8.89%
Mortgage backed securities                  16,001       468      5.85
Other securities(b)                        124,909     3,811      6.10
 Total earning assets                      311,401    11,861      7.62
Other assets                                10,043
 Total assets                             $321,444

NOW accounts                               $27,596       203      1.47
Money market accounts                       62,128       954      3.07
Savings & other                             39,970       550      2.75
Certificates of deposit                    137,237     3,770      5.49
 Total interest-bearing deposits           266,931     5,477      4.10
Borrowings                                   7,402       214      5.78
 Total interest-bearing funds              274,333     5,691      4.15
Demand deposits                             12,407
Other liabilities                            2,048
Shareholders' equity                        32,656
 Total liabilities and
 shareholders' equity                     $321,444

Net interest income                                   $6,170
Spread on interest-bearing funds                                  3.47
Net interest margin(c)                                            3.96

Six months ended December 31, 1996         Average  Income/     Average
(dollars in thousands)                     balance  expense   yield/rate
Loans(a)                                  $159,869    $7,154      8.95%
Mortgage backed securities                  17,784       566      6.37
Other securities(b)                        117,952     3,557      6.03
 Total earning assets                      295,605    11,277      7.63
Other assets                                12,169
 Total assets                             $307,774

NOW accounts                              $ 24,130       181      1.50
Money market accounts                       61,384       938      3.06
Savings & other                             38,604       513      2.66
Certificates of deposit                    125,124     3,363      5.38
 Total interest-bearing deposits           249,242     4,995      4.01
Borrowings                                  13,475       372      5.52
 Total interest-bearing funds              262,717     5,367      4.09
Demand deposits                             10,939
Other liabilities                            1,502
Shareholders' equity                        32,616
 Total liabilities and
 shareholders' equity                     $307,774

Net interest income                                   $5,910
Spread on interest-bearing funds                                  3.54
Net interest margin(c)                                            4.00

(a)  Includes non-accrual loans.
(b)  Includes interest-bearing deposits in other banks and federal funds sold.

(c)  Net interest income divided by average interest-earning assets.

Six months ended December 31,                 1997 versus 1996
(dollars in thousands)                    Change in interest due to
                                     Volume    Rate   Vol/rate    Net
Interest-earning assets:
 Loans                                $ 475    $ (44)   $  (3)   $ 428
 Mortgage backed securities             (57)     (46)       5      (98)
 Other securities                       210       42        2      254
  Total                                 628      (48)       4      584
Interest-bearing liabilities:
 Deposits                               355      119        8      482
 Borrowings                            (168)      18       (8)    (158)
  Total                                 187      137       -       324
Net change to interest income         $ 441    $(185)   $   4    $ 260

Interest income
Total interest and dividend income increased $584,000, or 5.2%, for the six month period ended December 31, 1997 as compared with the same period a year ago. This increase is a result of an increase of $15.8 million, or 5.3%, in average earning assets offset in part by a 1 basis point decline in average yield to 7.62%.

Loan interest and fee income increased $428,000, or 6.0%, for the six month period ended December 31, 1997 as compared with the prior year period as a result of loan growth, offset by a slight decrease in average yield, down
6 basis points.  Average loan balances increased $10.6 million, or 6.6%.

Investment and fed funds income increased $156,000, or 3.8%, for the six month period ended December 31, 1997 as compared with the prior year period as a result of a $5.2 million, or 3.8%, increase in average investments offset in part by a slightly lower average yield on investments and fed funds, down 1 basis point to 6.07%.

Interest expense
Interest expense for the six month period ended December 31, 1997 increased $324,000, or 6.0%, as compared to the same period of the prior year as a result of increased deposit balances, offset by reduced average borrowings, while the cost of funds increased to 4.15%, an increase of 6 basis points. Total average balances for deposits and borrowings increased by $11.6 million, or 4.4%, for the period.

Deposit expense increased $482,000, or 9.6%, as a result of deposit growth of $17.7 million, or 7.1%, coupled with an increase of 9 basis points in the average cost of interest bearing deposits. Deposit growth has been primarily in the certificate of deposit category, which increased $12.1 million, or 9.7%. Certificate of deposits average cost increasing to 5.49% from 5.38% a year ago. Non-maturity deposit rates (Savings Money Market and NOW) have remained relatively stable over the past year. Non-maturity deposit balances have increased by $5.6 million, or 4.5%.

Interest expense on borrowings decreased by $158,000, or 42.5%, as a result of lower borrowings offset in part by higher borrowing rates. Average borrowings decreased $6.1 million, or 45.1%. The average cost of borrowings increased 26 basis points to 5.78% in 1997 from 5.52% in 1996. During the past year the Company has utilized deposit growth to repay higher cost borrowings. The Company's borrowings are generally for terms of one month and under.

Provision and Allowance for loan losses
[CAPTION]
The Company provided $150,000 for loan losses during the six month period ended December 31, 1997, compared to $200,000 from the prior year period provision. The following table details changes in the allowance for loan losses during the six month periods ended December 31:

                                            1997            1996
   (dollars in thousands)
   Balance, beginning of period             $5,452          $4,866
   Provision for losses                        150             200
   Charge-offs                                 (58)            (46)
   Recoveries                                    2               2
   Balance, end of period                   $5,546          $5,022
   Ratio of allowance for loan losses:
    to non-performing loans                  183.82%         119.15%
    to total gross loans                       3.24            3.07

Fora a detailed discussion of the Bank's allowance for loan losses see "For the three month periods ended December 31, 1997 and 1996", above.

Non-interest income
[CAPTION]
The following table details the principal categories of non-interest income for the six month periods ended December 31.

 (in thousands)                     1997      1996         Change
 Service charges on
  deposit accounts                  $556      $483     $ 73     15.1%
 Securities losses, net             (281)      (10)    (271) (2710.0)
 Gains on mortgage loans, net        147        74       73     98.6
 Loan servicing                       53        56       (3)    (5.4)
 Other                               142       132       10      7.6
  Total non-interest income         $617      $735    $(118)   (16.1)

The increase in service charges on deposit accounts reflects increased transactions volume resulting from deposit growth and increased ATM/debit card activity. The increase in gain from mortgage loan sales results from increased activity in the secondary market. For the six month period ended December 1997 the Bank sold $9.2 million of loans as compared to $4.2 million during the same period a year ago. The securities losses resulted from sales of $14.2 million, mostly CMOs whose market risks were determined to be unsuitable. The decrease in loan serving fees results from portfolio run-off as the loans currently being sold are sold with the servicing released.

Operating expenses
[CAPTION]
The following table details the principal categories of operating expenses for the six month periods ended December 31.

 (in thousands)                     1997      1996         Change
 Salaries                         $2,092    $1,911     $181      9.5%
 Employee benefits                   600       478      122     25.5
 Occupancy                           441       430       11      2.6
 Equipment                           362       348       14      4.0
 Insurance                            52        39       13     33.3
 Professional, collections
  and OREO, net of (gains)          (405)      112     (517)  (461.6)
 Postage and telecommunications      182       173        9      5.2
 Marketing                           125        97       28     28.9
 Other operating                     765       702       63      9.0
  Total operating expenses        $4,214    $4,290     $(76)    (1.8)

The increase in salaries expense for the six month period ended December 31, 1997 as compared with the prior year period was due primarily to increases in staffing, primarily in retail banking, as a result of additional branch locations, and annual salary increases of approximately 4%. The increase in employee benefits expense is due to additional health, taxes and other benefits related to the increased staffing levels, and additional retirement benefit expense. Insurance expense increased primarily as a result of increase FDIC premium cost. Professional, collection and OREO expense decreased $517,000, due primarily to gains on OREO sales in 1997 and reduced legal fees on non-performing assets. The increase in marketing expense results from the promotion of new loan and deposit products and services, the opening of new branch offices and increased emphasis on new business development. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, result from normal operating activities.

Income taxes
Net income for the six month period included an income tax provision of $1,017,000, representing a 42% effective rate, as compared with a provision of $905,000 a year ago, representing a 42% effective rate.

ASSET QUALITY AND PORTFOLIO RISK

Loans
During the six month period ended December 31, 1997, net loans decreased by $457,000.
[CAPTION]
Major classifications of loans are as follows:

                                           December 31,   June 30,
     (in thousands)                           1997          1997
     Real estate mortgages:
      One-four family residential         $ 87,341       $ 90,885
      Five or more family residential        5,829          4,812
      Commercial                            32,143         31,850
      Land                                   8,022          8,334
     Commercial and industrial              11,619         12,424
     Home equity lines of credit            22,908         20,274
     Installment and other                   3,428          3,122
      Total loans, gross                   170,290        171,701
     Deferred loan origination fees, net       (60)          (108)
     Allowance for loan losses              (5,546)        (5,452)
      Total loans, net                    $165,684       $166,141

During the year the Company has continued to develop relationships with new commercial customers. However, as a result of higher prepayments, commercial loans, including both mortgages and C & I loans, have decreased $512,000, or 1.2%, since June 30, 1997. The Company has also expanded its retail lending business development effort. Over the past year the Company has increased originations of both residential mortgage loans and home equity credit lines. Many of residential mortgage loans are originated for sale to the secondary market. Since June 30, 1997 the residential mortgage loan portfolio has decreased $2.5 million, or 2.6%, as repayments have exceeded portfolio originations. Home equity lines of credit balances have increased $2.6 million, or 13.0%, as a result of successful product promotion.

Non-performing assets
[CAPTION]
The following table details changes in non-performing assets during the six month periods ended December 31.

(in thousands)                               1997       1996
Balance, beginning of year                  $3,585     $6,480
Loans placed on non-accrual status             926      1,457
Change in accruing loans past
 due 90 or more days, net                     (351)        75
Change in loans restructured, net             (274)        (6)
Payments to improve OREO                       419        104
Loan payments                                  (88)      (235)
Loans returned to accrual status              (267)    (1,061)
Loan charge-offs                               (41)       (46)
Gross proceeds from OREO sales                (988)    (1,838)
Gains on OREO sales, net                       291        154
Provision to OREO valuation reserve            -          -
Balance, end of period                      $3,212     $5,084
Percent of total assets                      1.36%      1.63%

During the twelve months ended December 31, 1997 non-performing assets decreased $1,872,000, or 36.8%, due principally to OREO sales of $988,000, offset in part by addition to non-accrual loans and capital improvements to OREO. Additions to non-accrual loans generally represent loans which had previously been classified on the Company's internally monitored list and had been adequately reserved.

[CAPTION]
The following table details the composition of non-performing assets as of December 31, 1997.

Non-Performing Assets      Accruing                              Total
(dollars in thousands)       loans                               non-
                    Non-   past due  Restruc-                  perform-
                   accrual   90 or     tured             OREO     ing
                    loans  more days loans (a)  OREO    reserve assets

December 31, 1997
Real estate:
 Residential       $  339    $397        -      $  58   $  -    $  794
 Commercial           836      35        -         36      -       907
 Land and land
 development        1,409      -         -        238      -     1,647
Collateral and
 installment loans      1      -         -        -        -         1
Valuation reserve     -        -         -        -      (137)    (137)
 Totals            $2,585    $432      $ -      $ 332   $(137)  $3,212

(a) Includes accruing troubled debt restructurings.

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. The Company actively markets all OREO. The OREO valuation reserve at December 31, 1997 totaled $137,000, or 41.3% of OREO. There continues to be an oversupply of commercial and residential real estate in New England and any decline in the real estate market could adversely affect the market values of the Company's OREO which could require additional provisions to the valuation reserve and reductions in the carrying values of properties.


FINANCIAL CONDITION

Total assets increased by $32.5 million, or 10.0%, to $355.5 million in the six month period from June 30, 1997 through December 31, 1997. The increase resulted from an increase of $47.0 million in securities offset in part by a decrease of $13.9 million in federal funds.

Loans
Loans, net of the allowance for loan loss, decreased $457,000, or 0.3%, during the six month period ended December 31, 1997. The primary reason for this decrease was a lower level of loan advances coupled with higher prepayments. Loan originations and advances for the six month period totaled $26.6 million, while repayments were $26.9 million. Of the loans originated the Company sold $7.8 million in the secondary market during the six months ended December 31, 1997.

Securities
Securities increased $47.0 million, or 39.4%, to $166.3 million during the six month period ended December 31, 1997. This resulted from the reinvestment of federal funds sold balances into securities and an increase in borrowings for the purpose of purchasing additional securities, both of which occured late in the Company's second fiscal quarter. Securities purchased included US Government Agency obligations and mortgage backed securities.

The securities portfolio consists primarily of U.S. Treasury and Agency obligations, collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"), and to a lesser extent, Federal Home Loan Bank stock. At December 31, 1997, 80.9% of the portfolio was invested in fixed rate securities, principally CMOs, US Treasury and Agency obligations and to a lesser extent MBSs. The fixed rate portfolio had a consensus weighted average duration and life of 1.1 years and 1.3 years, respectively. Fixed rate CMOs and MBSs are generally securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. At December 31, 1997 18.1% of the portfolio was invested in floating rate CMOs and MBSs which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate portfolio had a consensus weighted average duration and life of 0.2 years and 12.7 years, respectively. The floating rate securities are tied to several indices, including the eleventh district cost of funds index ("EDCOFI"), and several Treasury indices. The remaining 1.0% of the portfolio at December 31, 1997, was represented by Federal Home Loan Bank stock.

At December 31, 1997, securities totaling $58.2 million, or 35.0%, were classified as held-to-maturity and securities totaling $108.2 million, or 65.0%, were classified as available-for-sale.

All held-to-maturity securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at December 31, 1997 is an adjustment of $1,104,000, net of taxes, relating to securities transferred from available-for-sale to held-to-maturity, representing net unrealized holding losses at the time of transfer adjusted for subsequent principal amortization and net of taxes.

Substantially all of the Company's CMOs were purchased in 1993 and early 1994, and subsequent movements in interest rates and market conditions have resulted in a net decline in fair market value of certain classes of CMOs. At December 31, 1997 net unrealized losses on total securities, including available-for-sale and held-to-maturity, totaled $1.9 million.
Fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings.


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

Operating activities for the six month period ended December 31, 1997 provided net cash of $1.6 million. Investing activities used net cash of $46.1 millon, principally securities purchases, offset by securities sales, principal repayments, net loan repayments and sales of OREO. Financing activities provided net cash of $30.8 million, principally from net increases in borrowings and deposits, and from stock options exercised, offset, in part, by dividends paid and treasury stock purchases. Funds provided by operating and financing activities were utilized to fund investing activities. Cash and cash equivalents decreased to $10.9 million.

At December 31, 1997, the Company's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $182.9 million, to net deposits and short term unsecured liabilities, was 60.9%, well in excess of the Company's minimum guideline of 15%. At December 31, 1997, the Company had outstanding commitments to fund new loan originations of $10.8 million, construction mortgage commitments of $1.2 million and unused lines of credit of $19.2 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

Shareholders' equity increased $1,424,000, to $33,143,000, while book value per share increased $0.25 to $8.52, during the six month period ended December 31, 1997. The increase in equity resulted from earnings of $1,406,000, or $0.35 per share (diluted), a decrease of $378,000 in the adjustment for net unrealized holding losses on securities, net of taxes, and stock option proceeds of $283,000, offset by treasury stock purchases of $105,000 and dividends paid of $536,000.

In July 1996 the Company announced its intention to repurchase up to 10% of its outstanding common stock in the open market and unsolicited negotiated transactions, including block purchases. During the six month period ended December 31, 1997 the Company repurchased 7,800 shares of its outstanding common stock for total consideration of $105,000.

Shareholders' equity at December 31, 1997 included net unrealized holding losses, net of taxes, of $7,000 on securities available-for-sale, and an adjustment for unrealized holding losses, net of taxes, of $1.1 million on held-to-maturity securities which had previously been transferred from available-for-sale. Securities transferred from available-for-sale to held-to-maturity are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At December 31, 1997 the Company's leverage capital ratio was 10.35% and its tier I and total risk-based capital ratios were 19.00% and 20.27%, respectively. At December 31, 1997 the Bank's leverage capital ratio was 10.10% and its tier I and total risk-based capital ratios were 19.05% and 20.33%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company as of December 31, 1997 was $4,405,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

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


                          NEWMIL BANCORP, INC.



February 6, 1998          By    /s/ Francis J. Wiatr
                          Francis J. Wiatr,
                          Chairman, President and CEO



February 6, 1998          By    /s/ B. Ian McMahon
                          B. Ian McMahon,
                          Chief Financial Officer

[CAPTION]
                                 Exhibit 11.1

                             NEWMIL BANCORP, INC.
                  COMPUTATION OF NET INCOME PER COMMON SHARE
                    (in thousands except per share amounts)

                                      Three months   Six months
                                          ended         ended
                                      December 31,  December 31,

                                      1997    1996     1997   1996
Net income
Net income - basic and diluted         $705   $645   $1,406 $1,250

Weighted Average Common and Common
Equivalent Stock
Weighted average common stock
  outstanding                         3,848  4,042    3,842  4,050

Weighted average common stock
  outstanding                         3,848  4,042    3,842  4,050
Assumed conversion as of the
  beginning of each period or upon
  issuance during a period of stock
  options outstanding at the end
  of each period                        415    454      414    454
Assumed purchase of treasury stock
  during each period with proceeds
  from conversion of stock options
  outstanding at the end of each
  period                               (202)  (284)    (205)  (305)
Weighted average common and common
  equivalent stock outstanding
  - diluted                           4,061  4,212    4,051  4,199

Earnings Per Common and Common
Equivalent Share
Basic                                 $0.18  $0.16  $0.37    $0.31
Diluted                               $0.17  $0.15  $0.35    $0.30