Form 10-Q
period 1998-03-31
NEWMIL BANCORP INC
filed 1998-05-15
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      For quarterly period ended
                            MARCH 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of March 31, 1998 is 3,839,041.



                 NEWMIL BANCORP, INC. AND SUBSIDIARY

                          TABLE OF CONTENTS

                                                                  Page

                    PART I  FINANCIAL INFORMATION

Item 1 Financial Statements:

   Consolidated Balance Sheets as of
   March 31, 1998 and June 30, 1997. . . . . . . . . . . . . . . . . 3

   Consolidated Statement of Income
   for the three and nine month periods
   ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . 4

   Consolidated Statements of Cash Flows
   for the nine month periods ended
   March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . 5

   Notes to Consolidated Financial Statements. . . . . . . . . . . . 7

Item 2 Management's Discussion and Analysis
   of Financial Condition and Results
   of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .13


                      PART II  OTHER INFORMATION

Item 1 Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .28

Item 4 Submission of matters to a vote of
   security holders. . . . . . . . . . . . . . . . . . . . . . . . .28

Item 5 Other information . . . . . . . . . . . . . . . . . . . . . .28

Item 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . .28
[CAPTION]

                 NEWMIL BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                       (dollars in thousands)
                           (unaudited)

                                             March 31,        June 30,
                                                    1998        1997
ASSETS
Cash and due from banks                          $  5,560    $  7,168
Federal funds sold                                    800      17,460
Securities:
 Available-for-sale at market                     126,515      49,549
 Held-to-maturity at amortized cost
  (market value: $54,821 and $68,328)              55,012      69,819
Loans (net of allowance for
 loan losses: $4,998 and $5,452)                  169,206     166,141
Other real estate owned
 (net of valuation reserve: $82 and $137)             296         474
Bank premises and equipment, net                    6,328       6,042
Accrued income                                      2,552       2,024
Deferred tax asset, net                             3,247       3,456
Other assets                                          760         928

   TOTAL ASSETS                                  $370,276    $323,061

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                   $ 13,518    $ 12,369
 NOW accounts                                      30,720      25,830
 Money market                                      63,228      61,075
 Savings and other                                 41,681      40,614
 Certificates of deposit                          140,188     135,504
   Total deposits                                 289,335     275,392
Securities sold under agreement to repurchase         -         5,000
Federal Home Loan Bank advances                    44,500       8,000
Accrued interest and other liabilities              3,452       2,950
   TOTAL LIABILITIES                              337,287     291,342

Commitments and contingencies                         -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 6,040,839 and 5,988,138 shares           3,020       2,994
 Paid-in capital                                   44,448      44,192
 Retained earnings                                  8,408       7,097
 Unrealized losses on securities
  available-for-sale, net                            (139)       (319)
 Unrealized losses on securities transferred
  to held-to-maturity, net                         (1,040)     (1,170)
 Treasury stock, at cost - 2,201,798
  and 2,153,798 shares                            (21,708)    (21,075)
   TOTAL SHAREHOLDERS' EQUITY                      32,989      31,719

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $370,276    $323,061

[CAPTION]
                 NEWMIL BANCORP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENT OF INCOME
                 (in thousands except per share amounts)
                               (unaudited)

                                   Three months ended Nine months ended
                                         March 31        March 31
                                      1998    1997      1998    1997
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans         $3,756  $3,741   $11,338 $10,895
 Interest on securities              2,439   1,897     6,183   5,571
 Dividend income                        31      25        82      72
 Interest on federal funds sold        126     125       610      527
  Total interest and dividend
   income                            6,352   5,788    18,213  17,065

INTEREST EXPENSE
 Deposits                            2,689   2,564     8,166   7,559
 Borrowed funds                        505     167       719     539
  Total interest expense             3,194   2,731     8,885   8,098

Net interest and dividend income     3,158   3,057     9,328   8,967

PROVISION FOR LOAN LOSSES               50     100       200     300
Net interest and dividend
 income after provision
  for loan losses                    3,108   2,957     9,128   8,667

NON-INTEREST INCOME
 Service charges on deposit accounts   270     233       826     716

 Securities gains (losses), net         10      -       (271)    (10)
 Gains on mortgage loans, net           89      55       236     129

 Loan servicing fees                    25      27        78      83

 Other                                  66      59       208     191
  Total non-interest income            460     374     1,077   1,109

NON-INTEREST EXPENSE
 Salaries                              979     930     3,071   2,841
 Employee benefits                     325     326       925     804
 Occupancy                             232     207       673     637
 Equipment                             183     166       545     514
 Insurance                              26      25        78      64
 Professional, collection and
  OREO, net of (gains)                  27      75      (378)    187
 Marketing                              49      49       174     146
 Shareholder relations                   9      10        76      62
 Other                                 445     379     1,325   1,202
  Total non-interest expense         2,275   2,167     6,489   6,457

INCOME BEFORE INCOME TAXES           1,293   1,164     3,716   3,319
Provision for income taxes             543     489     1,560   1,394
NET INCOME                          $  750  $  675    $2,156  $1,925

Earnings per share - basic           $0.19   $0.17     $0.56   $0.48
Earnings per share - diluted         $0.18   $0.16     $0.53   $0.46
Dividends per share                  $0.08   $0.06     $0.22   $0.17

[CAPTION]
                 NEWMIL BANCORP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands)                  Nine
                                                    months ended
                                                       March 31,
                                                     1998     1997

OPERATING ACTIVITIES
 Net income                                          $2,156    $1,925
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
   Provision for loan losses                            200       300
   Reverse provision for losses
    on real estate sold                                 (55)       -
   Provision for depreciation and
    amortization                                        464       435
   Decrease in deferred income tax asset                130       116
   Amortization and accretion of securities
    premiums and discounts, net                          66        50
   Securities losses, net                               271        10
   Realized gains on loan sales, net                   (236)     (129)
   Realized gains on sales of OREO, net                (341)     (286)
   Increase in accrued income                          (526)     (516)
   Increase in accrued interest expense
    and other liabilities                               508        58
   Decrease in other assets, net                         40       659
    Net cash provided by
    operating activities                              2,677     2,622
INVESTING ACTIVITIES
 Proceeds from sales of securities
  available-for-sale                                 35,878    12,681
 Proceeds from sale of security
  held-to-maturity                                    7,325       -
 Proceeds from maturities and principal
  repayments of securities                           33,417     2,701
 Proceeds from sale of mortgage backed
  securities available-for-sale                       1,042       348
 Purchases of securities available-for-sale         (50,071)  (15,460)
 Purchases of mortgage backed securities
  available-for-sale                                (93,403)      -
 Principal collected on mortgage backed
  securities                                           3,832    2,625
 Loan advances, net                                  (3,207)  (13,880)
 Proceeds from sale of OREO                           1,249     2,392
 Payments to improve OREO                              (498)     (141)
 Net purchases of Bank premises
  and equipment                                          (750)   (185)
    Net cash used by
    investing activities                            (65,186)   (8,919)

FINANCING ACTIVITIES
 Net increase in deposits                           $13,936   $ 9,595
 Net repayments of repurchase agreements             (5,000)   (9,705)
 Net proceeds from FHLB advances                     36,500     8,000
 Treasury stock purchases                              (633)   (1,623)
 Cash dividends paid                                   (845)     (687)
 Proceeds from exercise of stock options                283         3
    Net cash used by financing activities            44,241     5,583
    Decrease in cash and cash
    equivalents                                     (18,268)     (714)
Cash and federal funds sold, beginning
 of year                                             24,628    17,590
Cash and federal funds sold, end of period          $ 6,360   $16,876

CASH PAID DURING PERIOD
 Interest to depositors                             $ 8,172   $ 7,613
 Interest on borrowings                                 576       532
 Income taxes                                           990       755
NON-CASH TRANSFERS
 From loans to OREO                                     177       392


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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 1997.

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

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS 132 revises employers' disclosure about pension and other postretirement benefits. It does not change the measurement or recognition of those plans. SFAS 132 is effective for years beginning after December 15, 1997. The adoption of SFAS 132 is only expected to impact the presentation of financial information.

NOTE 2 - SECURITIES

[CAPTION]
Securities classified available-for-sale (carried at fair value) are as follows:

(dollars in thousands)          Estimated        Gross        Amort-
                                  fair        unrealized       ized
                                  value     gains    losses    cost

MARCH 31, 1998
U.S. Treasury and Government
 Agencies
 Within 1 year                  $18,298      $ 73    $ -     $18,225
 After 1 within 5 years           6,051        54      -       5,997
 After 5 and within 10 years        988       -        12      1,000

Mortgage backed securities       96,088       163     332     96,257
Collateralized mortgage
 obligations                      2,565        14     192      2,743
  Total debt securities         123,990       304     536    124,222
Federal Home Loan Bank stock      2,525        -       -       2,525
 Total securities
  available-for-sale           $126,515      $304    $536   $126,747

JUNE 30, 1997
U.S. Treasury and Government
 Agencies
 Within 1 year                  $ 6,013      $ 24    $ -     $ 5,989
 After 1 within 5 years          25,784        85       4     25,703
 After 5 and within 10 years        964       -        36      1,000
Mortgage backed securities        6,514        94      27      6,447
Collateralized mortgage
 obligations                      8,727        -      667      9,394
  Total debt securities          48,002       203     734     48,533
Federal Home Loan Bank stock      1,547        -       -       1,547
 Total securities
  available-for-sale            $49,549      $203    $734    $50,080

Securities classified held-to-maturity (carried at amortized cost) are as follows:
(dollars in thousands)                           Gross       Estimated
                                Amortized     unrealized       fair

                                 cost(a)    gains  losses      value

MARCH 31, 1998
Mortgage backed securities      $ 7,319      $ 95  $  -      $ 7,414
Collateralized mortgage
 obligations                     47,693       292     578     47,407
 Total securities
  held-to-maturity              $55,012      $387    $578    $54,821

JUNE 30, 1997
Mortgage backed securities      $ 8,615     $ -    $    9    $ 8,606
Collateralized mortgage
 obligations                     61,204       207   1,689     59,722
 Total securities
  held-to-maturity              $69,819     $ 207  $1,698    $68,328

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Securities with an amortized cost and market value of $1,000,000 and $988,000, respectively, were pledged as collateral against public funds at March 31, 1998.

Cash proceeds and realized gains and losses from sales of securities during the nine month periods ended March 31 are as follows:

(dollars in thousands)                     Cash    Realized  Realized
                                         proceeds    gains    losses
NINE MONTHS ENDED MARCH 31, 1998
Available-for-sale
  US Treasury Agency obligations         $30,010       $ 10    $  -
  Mortgage backed securities               1,042         64       -
  Collateralized mortgage obligations      5,868         -       242
Held-to-maturity
  Collateralized mortgage obligation       7,325         -       103
   Total                                 $44,245       $ 74     $345

NINE MONTHS ENDED MARCH 31, 1997
Available-for-sale
  Mortgage backed securities             $   348       $ 17     $ -
  Collateralized mortgage obligations     12,681       $  3     $ 30
   Total                                 $13,029       $ 20     $ 30

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


NOTE 3 - LOANS
[CAPTION]
Major classifications of loans are as follows:

                                         March 31,      June 30,
 (in thousands)                             1998          1997
 Real estate mortgages:
     One-four family residential         $ 88,612      $ 90,885
     Five or more family residential        5,960         4,812
     Commercial                            28,909        31,850
     Land                                  10,937         8,334
 Commercial and industrial                 13,253        12,424
 Home equity lines of credit               23,307        20,274
 Installment and other                      3,279         3,122
     Total loans, gross                   174,257       171,701
 Deferred loan origination fees, net          (53)         (108)
 Allowance for loan losses                 (4,998)       (5,452)
     Total loans, net                    $169,206      $166,141

 Impaired loans
     With valuation allowance              $4,481        $2,136
     With no valuation allowance            1,740         3,369
     Total impaired loans                   6,221         5,505
     Valuation allowance                    1,342           861

Changes in the allowance for loan losses for the nine month periods ended
March 31, are
as follows:

 (in thousands)                              1998          1997
 Balance, beginning of period              $5,452        $4,866
 Provision for losses                         200           300
 Charge-offs                                 (658)          (85)
 Recoveries                                     4             3
 Balance, end of period                    $4,998        $5,084

NOTE 4 - NON-PERFORMING ASSETS
[CAPTION]
The components of non-performing assets were as follows:

                                         March 31,      June 30,
 (in thousands)                             1998           1997
 Non-accrual loans                         $1,448        $2,054
 Accruing loans past due
      90 days or more                         577           783
 Accruing troubled debt
      restructured loans                      -             274
      Total non-performing loans            2,025         3,111
 Other real estate owned                      378           611
 Allowance for estimated losses               (82)         (137)
      Total OREO, net                         296           474
      Total non-performing assets          $2,321        $3,585

Other real estate owned (OREO) includes collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt, or loans where the Company has taken physical possession of the collateral.


Changes in the OREO valuation reserve for the nine month periods ended March 31 are as follows:

     (in thousands)                               1998     1997
     Valuation reserve at beginning of period     $137    $474
     Charge-offs                                    -      (33)
     Reverse provision for losses on
      real estate sold                             (55)     -
     Valuation reserve at end of period           $ 82    $441

NOTE 5 - INCOME TAXES
[CAPTION]
The components of the provision for income taxes for the three and nine month periods ended March 31 are as follows:

                                Three months ended   Nine months ended
                                     March 31,           March 31,
                                    1998   1997         1998   1997
     (in thousands)
     Current provision
      Federal                      $ 440  $ 396       $1,263 $1,128
      State                          149    134          427     382
       Total                         589    530        1,690   1,510
     Deferred provision
      Federal                        -      -             -       -
      State                          (46)   (41)        (130)  (116)
       Total                         (46)   (41)        (130)  (116)
     Income tax provision          $ 543  $ 489       $1,560 $1,394


NOTE 6 - SHAREHOLDERS' EQUITY

Capital Requirements
he Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). The Company's and the Bank's regulatory capital ratios at March 31, 1998, were as follows:

                                           Company    Bank
   Leverage ratio                            9.45%    9.37%
   Tier I risk-based ratio                  19.46%   19.86%
   Total risk-based ratio                   20.73%   21.13%

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

Restrictions on Subsidiary's Dividends and Payments
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company for the nine month period ended March 31, 1998 is $1,861,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

NEWMIL BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of the Company and its subsidiary should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

BUSINESS

NewMil Bancorp, Inc. (the "Company"), a Delaware corporation, is a bank holding company for New Milford Savings Bank (the "Bank"), a Connecticut-hartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The principal business of the Company consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and conducts its business from fifteen offices in Litchfield, New Haven and Fairfield Counties. The Company and the Bank were formed in 1987 and 1858, respectively.

RESULTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

Overview
The Company earned net income of $750,000, or $0.18 per share (diluted), for the quarter ended March 31, 1998, the third quarter of the Company's fiscal year. This compares with net income of $675,000, or $0.16 per share (diluted), for the quarter ended March 31, 1997, an improvement, in net income, of 11.1%. The increase in net income results from growth in net interest income, reflecting growth in earning assets and an increase in non-interest income offset, in part, by an increase in non-interest expense.

Earnings per share grew 12.5% as compared with the prior year period, reflecting both the 11.1% increase in net income and the effect of the Company's Treasury stock purchases.

Analysis of net interest and dividend income
Net interest and dividend income increased $101,000, or 3.3%, for the quarter ended March 31, 1998 as compared with the prior year period. This increase resulted from a $43.8 million, or 14.6% increase in average earning assets offset in part by a 41 basis point decrease in the net interest margin to 3.67% from 4.08%. The improvement in net interest income was driven by loan and investment growth offset by lower yields on earning assets.

The following table sets forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended March 31, 1998 and 1997.

THREE MONTHS ENDED MARCH 31, 1998         Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $170,928   $3,756      8.79%
Mortgage backed securities                 38,796      574      5.92
Other securities(b)                       134,012    2,022      6.04
 Total earning assets                     343,736    6,352      7.39
Other assets                               11,238
 Total assets                            $354,974

NOW accounts                              $28,906       87      1.20
Money market accounts                      62,725      476      3.04
Savings & other                            40,453      267      2.64
Certificates of deposit                   139,688    1,859      5.32
 Total interest-bearing deposits          271,772    2,689      3.96
Borrowings                                 35,528      505      5.69
 Total interest-bearing funds             307,300    3,194      4.16
Demand deposits                            12,552
Other liabilities                           1,721
Shareholders' equity                       33,401
 Total liabilities and
 shareholders' equity                    $354,974

Net interest income                                 $3,158
Spread on interest-bearing funds                                3.23
Net interest margin(c)                                          3.67

THREE MONTHS ENDED MARCH 31, 1997         Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $166,130   $3,741      9.01%
Mortgage backed securities                 16,278      256      6.29
Other securities(b)                       117,540    1,791      6.10
 Total earning assets                     299,948    5,788      7.72
Other assets                               10,863
 Total assets                            $310,811

NOW accounts                             $ 23,903       87      1.46
Money market accounts                      61,335      459      2.99
Savings & other                            37,103      243      2.62
Certificates of deposit                   131,907    1,775      5.38
 Total interest-bearing deposits          254,248    2,564      4.03
Borrowings                                 12,449      167      5.37
 Total interest-bearing funds             266,697    2,731      4.10
Demand deposits                            10,106
Other liabilities                           1,310
Shareholders' equity                       32,698
 Total liabilities and
 shareholders' equity                    $310,811

Net interest income                                 $3,057
Spread on interest-bearing funds                                3.62
Net interest margin(c)                                          4.08

(a)  Includes non-accrual loans.
(b)  Includes interest-bearing deposits in other banks and federal funds sold.

(c)  Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume and rate for the three month periods ended March 31, 1998 and 1997.

Three months ended March 31,                1998 versus 1997
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
 Loans                               $ 108    $ (90)  $  (3)   $  15
 Mortgage backed securities            354      (15)    (21)     318
 Other securities                      251      (18)     (2)     231
  Total                                713     (123)    (26)     564
Interest-bearing liabilities:

 Deposits                              176      (48)     (3)     125
 Borrowings                            310       10      18      338
  Total                                486      (38)     15      463
Net change to interest income        $ 227    $ (85)  $ (41)   $ 101

Interest income
Total interest and dividend income increased $564,000, or 9.7%, for the quarter ended March 31, 1998 as compared with the same period a year ago. This increase is a result of an increase of $43.8 million, or 14.6%, in average earning assets offset by a decline in average yield of 33 basis points to 7.39%.

Loan interest and fee income increased $15,000, or 0.4%, for the quarter ended March 31, 1998 as compared with the prior year period as a result of loan growth offset by a decrease in average yield. The average yield is down 22 basis points to 8.79% for March 31, 1998. Average loan balances increased $4.8 million, or 2.9% in March 31, 1998 as compared to the prior year.

Interest and dividends on investments and federal funds sold increased $549,000, or 26.8%, for the quarter ended March 31, 1998 as compared with the prior year period as a result of a $39.0 million, or 29.1%, increase in average balances offset by a lower average yield, which was down 11 basis point to 6.01%.

Interest expense
Interest expense for the quarter ended March 31, 1998 increased $463,000, or 17.0%, as compared to the same quarter of the prior year as a result of increased deposit balances and borrowings, coupled with the cost of funds increasing to 4.16%, an increase of 6 basis points. Total average balances for deposits and borrowings increased by $40.6 million, or 15.2%, for the period.

Deposit expense increased $125,000, or 4.9%, as a result of deposit growth of $17.5 million, or 6.9%, offset, in part, by a decrease of 7 basis points in the average cost of interest bearing deposits. Deposit growth has been primarily in the certificate of deposit and NOW account categories, which increased $7.8 million, or 5.9% and $5.0 million, or 20.9%, respectively. Certificate of
Deposit rates have declined slightly to 5.32% from 5.38% a year ago.   Non-
maturity deposit rates (Savings Money Market and NOW) have remained relatively stable over the past year. Money market and Savings deposit balances have also increased by $4.7 million, or 4.8%. The Company has opened two additional branch locations since March 1997.

Interest expense on borrowings increased $338,000, or 202.4%, as a result of increased average borrowings coupled with a higher average cost of funds. Average borrowings increased $23.1 million, or 185.4%. The average cost of borrowings increased 32 basis points to 5.69% in 1998 from 5.37% in 1997. During the quarter ended March 31, 1998 the Company has borrowed funds to purchase securities. The Company's borrowings are for terms of five years and under.

Provision and Allowance for loan losses
The Company provided $50,000 for loan losses during the quarter ended March 31, 1998, compared to $100,000 for the prior year period provision. The following table details changes in the allowance for loan losses during the three month periods ended March 31:

                                            1998          1997
 (dollars in thousands)
 Balance, beginning of period              $5,546         $5,022
 Provision for losses                          50            100
 Charge-offs                                 (600)           (39)

 Recoveries                                     2              1
 Balance, end of period                    $4,998         $5,084
 Ratio of allowance for loan losses:
   to non-performing loans                  246.81%        146.09%
   to total gross loans                       2.87           3.01

The increase in the reserve coverage to non-performing loans results from both a $1,455,000 decrease in non-performing loans and an $86,000 decrease in the reserve since March 31, 1997. For a discussion of non-performing loans see "Asset Quality and Portfolio Risk". The increase in reserve coverage to total loans results from changes in loan mix and ongoing credit administration efforts, all of which contribute to improvements in the risk profile of the portfolio, and the provision of $50,000 for the quarter ended March 31, 1998.

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at March 31, 1998, is adequate. Should the economic climate begin to deteriorate, borrowers may experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies could require the Company to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the State of Connecticut, in March 1997. No additions to the allowance were requested as a result of this examination.

Non-interest income
The following table details the principal categories of non-interest income for the three month periods ended March 31.

  (in thousands)                   1998      1997         Change
  Service charges on
   deposit accounts                $270      $233     $ 37    15.9%
  Securities gains, net              10        -        10    100.0
  Gains on mortgage loans, net       89        55       34    61.8
  Loan servicing                     25        27       (2)   (7.4)
  Other                              66        59        7    11.8
   Total non-interest income       $460      $374    $  86    23.0

The increase in service charges on deposit accounts reflects increased transactions volume resulting from deposit growth and increased ATM/debit card activity. The Bank opened its fourteenth and fifteenth branches, in Southbury and Norwalk, Connecticut, in July 1997 and October 1997, respectively. The Company's origination and sale of residential mortgage loans to the secondary market has increased over the past year, increasing the Company's gains from mortgage loan sales. For the three month period ended March 31, 1998 the Bank sold $4.8 million in loans as compared to $3.1 million during the same period a year ago. The decrease in loan serving fees results from portfolio run-off as the loans currently being sold are sold with the servicing released.

Operating expenses
The following table details the principal categories of operating expenses for the three month periods ended March 31.

  (in thousands)                   1998      1997         Change
  Salaries                       $  979    $  930     $ 49     5.3%
  Employee benefits                 325       326       (1)   (0.3)
  Occupancy                         232       207       25    12.1
  Equipment                         183       166       17    10.2
  Insurance                          26        25        1     4.0
  Professional, collections
   and OREO, net of (gains)          27        75      (48)  (64.0)
  Postage and telecommunications     98        87       11    12.6
  Marketing                          49        49       -      0.0
  Other operating                   356       302       54    17.9
   Total operating expenses      $2,275    $2,167     $108     5.0

The increase in salaries expense for the quarter ended March 31, 1998 as compared with the prior year period was due primarily to increases in staffing, primarily in retail banking, as a result of additional locations, and annual salary increases of approximately 4.5%. The increase in Occupancy and Equipment expense is primarily a result of increased banking locations. The Bank opened branches in Southbury and Norwalk in July 1997 and October 1997. The Southbury branch is the Bank's second supermarket branch. The Norwalk branch expands the Bank's branch network into lower Fairfield County. Professional, collection and OREO expense decreased $48,000, due primarily to gains on OREO sales and the reversal of prior OREO provision in 1998. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, result from normal operating activities, growth in retail locations and deposit growth.

Income taxes
Net income for the quarter included an income tax provision of $543,000, representing a 42% effective rate, as compared with a provision of $489,000 a year ago, representing a 42% effective rate.

FOR THE NINE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997

Overview
The Company earned net income of $2,156,000, or $0.53 per share (diluted), for the nine month period ended March 31, 1998. This compares with net income of $1,925,000, or $0.46 per share (diluted), for the nine month period ended March 31, 1997, an improvement of 12.0%. The increase in net income results from continued growth in net interest income, reflecting a growth in earning assets offset in part by a slight increase in operating expenses and by a slight decrease in non-interest income as a result of security losses.

Earnings per share grew 15.2% as compared with the prior year period, reflecting both the 12.0% increase in net income and the effect of the Company's Treasury stock purchases.

Analysis of net interest and dividend income
Net interest and dividend income increased $361,000, or 4.0%, for the nine month period ended March 31, 1998 as compared with the prior year period. This increase resulted from a $24.5 million, or 8.3% increase in average earning assets offset in part by a 16 basis point decrease in the net interest margin to 3.87% from 4.03%. The improvement in net interest income was driven by loan and investment growth offset in part by slightly lower yields on earning assets.

The following table sets forth the components of the Company's net interest income and yields on average interest-earning assets and interest-bearing funds for the nine month periods ended March 31, 1998 and 1997.

NINE MONTHS ENDED MARCH 31, 1998          Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $170,634  $11,338      8.86%
Mortgage backed securities                 22,865    1,042      6.08
Other securities(b)                       128,041    5,833      6.07
 Total earning assets                     321,540   18,213      7.55
Other assets                               10,917
 Total assets                            $332,457

NOW accounts                              $28,026      290      1.38
Money market accounts                      62,324    1,430      3.06
Savings & other                            40,128      817      2.72
Certificates of deposit                   138,042    5,629      5.44
 Total interest-bearing deposits          268,520    8,166      4.06
Borrowings                                 16,641      719      5.76
 Total interest-bearing funds             285,161    8,885      4.15
Demand deposits                            12,455
Other liabilities                           1,940
Shareholders' equity                       32,901
 Total liabilities and
 shareholders' equity                    $332,457

Net interest income                                 $9,328
Spread on interest-bearing funds                                3.40
Net interest margin(c)                                          3.87

NINE MONTHS ENDED MARCH 31, 1997          Average  Income/    Average
(dollars in thousands)                    balance  expense  yield/rate
Loans(a)                                 $161,926  $10,895      8.97%
Mortgage backed securities                 17,289      822      6.34
Other securities(b)                       117,817    5,348      6.05
 Total earning assets                     297,032   17,065      7.66
Other assets                               11,740
 Total assets                            $308,772

NOW accounts                             $ 24,056      268      1.49
Money market accounts                      61,367    1,397      3.04
Savings & other                            38,111      756      2.65
Certificates of deposit                   127,352    5,138      5.38
 Total interest-bearing deposits          250,886    7,559      4.02
Borrowings                                 13,138      539      5.47
 Total interest-bearing funds             264,024    8,098      4.09
Demand deposits                            10,666
Other liabilities                           1,439
Shareholders' equity                       32,643
 Total liabilities and
 shareholders' equity                    $308,772

Net interest income                                 $8,967
Spread on interest-bearing funds                                3.57
Net interest margin(c)                                          4.03

(a)  Includes non-accrual loans.
(b)  Includes interest-bearing deposits in other banks and federal funds sold.

(c)  Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate for the nine month periods ended March 31, 1998 and 1997.
[CAPTION]

Nine months ended March 31,                 1998 versus 1997
(dollars in thousands)                  Change in interest due to
                                    Volume    Rate   Vol/rate    Net
Interest-earning assets:
 Loans                               $ 586   $ (136)  $  (7)   $ 443
 Mortgage backed securities            265      (34)    (11)     220
 Other securities                      464       20       1      485
  Total                              1,315     (150)    (17)   1,148
Interest-bearing liabilities:

 Deposits                              531       71       5      607
 Borrowings                            144       29       7      180
  Total                                675      100      12      787
Net change to interest income        $ 640    $(250)  $ (29)   $ 361

Interest income
Total interest and dividend income increased $1,148,000, or 6.7%, for the nine monthn period ended March 31, 1998 as compared with the same period a year ago. This increase is a result of an increase of $24.5 million, or 8.3%, in average earning assets offset in part by an 11 basis point decline in average yield to 7.55%.

Loan interest and fee income increased $443,000, or 4.1%, for the nine month period ended March 31, 1998 as compared with the prior year period as a result of loan growth, offset by a slight decrease in average yield, down 11 basis points. Average loan balances increased $8.7 million, or 5.4%.

Investment and fed funds income increased $705,000, or 11.4%, for the nine month period ended March 31, 1998 as compared with the prior year period as a result of a $15.8 million, or 11.7%, increase in average investments offset in part by a slightly lower average yield on investments and fed funds, down 2 basis point to 6.07%.

Interest expense
Interest expense for the nine month period ended March 31, 1998 increased $787,000, or 9.7%, as compared to the same period of the prior year as a result of increased deposit and borrowings balances together with an increased in the cost of funds to 4.15%, up 6 basis points. Total average balances for deposits and borrowings increased by $21.1 million, or 8.0%, since March 31, 1997.

Deposit expense increased $607,000, or 8.0%, as a result of deposit growth of $17.6 million, or 7.0%, coupled with an increase of 4 basis points in the average cost of interest bearing deposits. Deposit growth has been primarily in the certificate of deposit category, which increased $10.7 million, or 8.4%. Certificate of deposits average cost increasing to 5.44% from 5.38% a year ago. Non-maturity deposit rates (Savings Money Market and NOW) have increased by $6.9 million, or 5.6%, while rates on these deposits have been relatively stable over the past year.

Interest expense on borrowings increased by $180,000, or 33.4%, as a result of higher average borrowings coupled with higher borrowing rates. Average borrowings increased $3.5 million, or 26.7%. The average cost of borrowings increased 29 basis points to 5.76% in 1998 from 5.47% in 1997. The Company's borrowings are generally for terms of five years and under.

Provision and Allowance for loan losses
The Company provided $200,000 for loan losses during the nine month period ended March 31, 1998, compared to $300,000 from the prior year period provision. The following table details changes in the allowance for loan losses during the nine month periods ended March 31:

                                             1998          1997
 (dollars in thousands)
 Balance, beginning of period              $5,452         $4,866
 Provision for losses                         200            300
 Charge-offs                                 (658)           (85)

 Recoveries                                     4              3
 Balance, end of period                    $4,998         $5,084
 Ratio of allowance for loan losses:
   to non-performing loans                  246.81%        146.09%
   to total gross loans                       2.87           3.01

For a detailed discussion of the Bank's allowance for loan losses see "For the three month periods ended March 31, 1998 and 1997", above.

Non-interest income
The following table details the principal categories of non-interest income for the nine month periods ended March 31.

  (in thousands)                   1998      1997         Change
  Service charges on
   deposit accounts                $826      $716     $110    15.4%
  Securities losses, net           (271)      (10)    (261)(2610.0)
  Gains on mortgage loans, net      236       129      107    82.9
  Loan servicing                     78        83       (5)   (6.0)
  Other                             208       191       17     8.9
   Total non-interest income     $1,077    $1,109    $ (32)   (2.9)

The increase in service charges on deposit accounts reflects increased transactions volume resulting from deposit growth and increased ATM/debit card activity. The increase in gain from mortgage loan sales results from increased activity in the secondary market. For the nine month period ended March 1998 the Bank sold $12.6 million of loans as compared to $7.3 million during the same period a year ago. The securities losses resulted primarily from the sale of $13.2 million of CMOs whose market risks were determined to be unsuitable. The decrease in loan serving fees results from portfolio run-off as the loans currently being sold are sold with the servicing released.


Operating expenses
The following table details the principal categories of operating expenses for the nine month periods ended March 31.

  (in thousands)                   1998      1997         Change
  Salaries                       $3,071    $2,841     $230     8.1%
  Employee benefits                 925       804      121    15.1
  Occupancy                         673       637       36     5.7
  Equipment                         545       514       31     6.0
  Insurance                          78        64       14    21.9
  Professional, collections
   and OREO, net of (gains)        (378)      187     (565) (302.1)
  Postage and telecommunications    280       260       20     7.7
  Marketing                         174       146       28    19.2
  Other operating                 1,121     1,004      117    11.7
   Total operating expenses      $6,489    $6,457     $ 32     0.5

The increase in salaries expense for the nine month period ended March 31, 1998 as compared with the prior year period was due primarily to increases in staffing, primarily in retail banking, as a result of additional branch locations, and annual salary increases of approximately 4.5%. The increase in employee benefits expense is due to additional health, taxes and other benefits related to the increased staffing levels, and additional retirement benefit expense. The increase in Occupancy and Equipment cost are related primarily to new retail locations, opened since March 1997.
Insurance expense increased primarily as a result of increase FDIC premium cost. Professional, collection and OREO expense decreased $565,000, due primarily to gains on OREO sales in 1998 and reduced legal fees on non-performing assets. The increase in marketing expense results from the promotion of new loan and deposit products and services, the opening of new branch offices and increased emphasis on new business development. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, result from normal operating activities, growth in retail locations and deposit growth.

Income taxes
Net income for the nine month period included an income tax provision of $1,560,000, representing a 42% effective rate, as compared with a provision of $1,394,000 a year ago, representing a 42% effective rate.

ASSET QUALITY AND PORTFOLIO RISK

Loans
During the nine month period ended March 31, 1998, net loans increased by $3,065,000.

Major classifications of loans are as follows:

 March 31,                                 June 30,
 (in thousands)                             1998          1997
 Real estate mortgages:
     One-four family residential         $ 88,612      $ 90,885
     Five or more family residential        5,960         4,812
     Commercial                            28,909        31,850
     Land                                  10,937         8,334
 Commercial and industrial                 13,253        12,424
 Home equity lines of credit               23,307        20,274
 Installment and other                      3,279         3,122
     Total loans, gross                   174,257       171,701
 Deferred loan origination fees, net          (53)         (108)
 Allowance for loan losses                 (4,998)       (5,452)
     Total loans, net                    $169,206      $166,141

During the year the Company has continued to develop relationships with new commercial customers. Commercial loans, including mortgages on land and multi-family property have increased $810,000, or 1.8% since June 30, 1997. C & I loans, have increased $829,000, or 6.7%, since June 30, 1997. The Company has also expanded its retail lending business development effort. Over the past year the Company has increased originations of both residential mortgage loans
and home equity credit lines.   Many of residential mortgage loans are
originated for sale to the secondary market. Since June 30, 1997 the residential mortgage loan portfolio has decreased $2.3 million, or 2.5%, as repayments have exceeded portfolio originations. Home equity lines of credit balances have increased $3.0 million, or 15.0%, as a result of successful product promotions.

Non-performing assets
The following table details changes in non-performing assets during the nine month periods ended March 31.

(in thousands)                               1998      1997
Balance, beginning of year                 $3,585    $6,480
Loans placed on non-accrual status          1,167     1,489
Change in accruing loans past
  due 90 or more days, net                   (206)      (73)
Change in loans restructured, net            (274)       (4)
Payments to improve OREO                      498       141
Loan payments                                (675)     (548)
Loans returned to accrual status             (341)   (1,167)
Loan charge-offs                             (580)      (81)
Gross proceeds from OREO sales             (1,249)   (2,392)
Gains on OREO sales, net                      341       286
Reverse provision for real estate acquired
  valuation reserve                            55       -
Balance, end of period                     $2,321    $4,131
Percent of total assets                      0.63%     1.30%

During the twelve months ended March 31, 1998 non-performing assets decreased $1,810,000, or 43.8%, due principally to OREO sales of $1,249,000, offset in part by addition to non-accrual loans and capital improvements to OREO. Additions to non-accrual loans generally represent loans which had previously been classified on the Company's internally monitored list and had been adequately reserved.

The following table details the composition of non-performing assets as of March 31,
1998.
[CAPTION]
Non-Performing Assets      Accruing                            Total
(dollars in thousands)       loans                              non-
                    Non-   past due  Restruc-                 perform-
                   accrual   90 or     tured            OREO     ing
                    loans  more days loans (a)  OREO   reserve assets
MARCH 31, 1998

Real estate:
 Residential       $  175    $542       -     $  82   $  -    $  799
 Commercial           107      35       -        36      -       178
 Land and land
 development        1,161      -        -       260      -     1,421
Collateral and
 installment loans      5      -        -       -        -         5
Valuation reserve     -        -        -       -       (82)     (82)
 Totals            $1,448    $577     $ -     $ 378    $(82)  $2,321

(a) Includes accruing troubled debt restructurings.

The Company pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, the Company generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. The Company actively markets all OREO. The OREO valuation reserve at March 31, 1998 totaled $82,000, or 21.7% of OREO.
A decline in the real estate market could adversely affect the market values of the Company's OREO which could require additional provisions to the valuation reserve and reductions in the carrying values of properties.


FINANCIAL CONDITION

Total assets increased by $47.2 million, or 14.6%, to $370.3 million in the nine month period from June 30, 1997 through March 31, 1998. The increase resulted from an increase of $62.2 million in securities and $3.1 million in net loans offset in part by a decrease of $16.7 million in federal funds.

Loans
Loans, net of the allowance for loan loss, increased $3.1 million, or 1.8%, during the nine month period ended March 31, 1998. Loan originations and advances for the nine month period totaled $56.5 million, while repayments were $40.4 million. Of the loans originated the Company sold $12.9 million in the secondary market during the nine months ended March 31, 1998.


Securities
Securities increased $62.2 million, or 52.1%, to $181.5 million during the nine month period ended March 31, 1998. This resulted from the reinvestment of federal funds sold balances into securities and an increase in borrowings for the purpose of purchasing additional securities, both of which occurred in the Company's third fiscal quarter. Securities purchased included Government agency mortgage backed securities.

The securities portfolio consists primarily of U.S. Treasury and Agency obligations, collateralized mortgage obligations ("CMOs") and mortgage-backed securities ("MBSs"), and to a lesser extent, Federal Home Loan Bank stock. At March 31, 1998, 80.2% of the portfolio was invested in fixed rate securities, principally MBS, CMOs, US Treasury and Agency obligations. The fixed rate portfolio had a consensus weighted average duration and life of 2.6 years and
2.7 years, respectively. Fixed rate CMOs and MBSs are generally securities with relatively stable cash flows. The Company actively monitors the prepayment of its CMOs and MBSs. At March 31, 1998 18.4% of the portfolio was invested in floating rate CMOs and MBSs which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate portfolio had a consensus weighted average duration and life of 0.2 years and 11.6 years, respectively. The floating rate securities are tied to several indices, including the eleventh district cost of funds index ("EDCOFI"), and several Treasury indices. The remaining 1.4% of the portfolio at March 31, 1998, was represented by Federal Home Loan Bank stock.

At March 31, 1998, securities totaling $55.0 million, or 30.3%, were classified as held-to-maturity and securities totaling $126.5 million, or 69.7%, were classified as available-for-sale.

All held-to-maturity securities are part of the Company's core portfolio which the Company has the ability and positive intent to hold to maturity. Included in shareholders' equity at March 31, 1998 is an adjustment of $1,040,000, net of taxes, relating to securities transferred from available-for-sale to held-to-maturity, representing net unrealized holding losses at the time of transfer adjusted for subsequent principal amortization and net of taxes.

Substantially all of the Company's CMOs were purchased in 1993 and early 1994, and subsequent movements in interest rates and market conditions have resulted in a net decline in fair market value of certain classes of CMOs. At March 31, 1998 net unrealized losses on total securities, including available-for-sale and held-to-maturity, totaled $2.2 million. Fluctuations in fair market value caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings.


LIQUIDITY AND INTEREST RATE RISK

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

Operating activities for the nine month period ended March 31, 1998 provided net cash of $2.7 million. Investing activities used net cash of $65.2 millon, principally securities purchases, net loan advances and payments to improve real estate acquired, offset in part, by securities sales, principal repayments and sales of OREO. Financing activities provided net cash of $44.2 million, principally from net increases in borrowings and deposits, and from stock options exercised, offset, in part, by dividends paid and treasury stock purchases. Funds provided by operating and financing activities were utilized to fund investing activities. Cash and cash equivalents decreased to $18.3 million.

At March 31, 1998, the Company's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $174.7 million, to net deposits and short term unsecured liabilities, was 57.3%, well in excess of the Company's minimum guideline of 15%. At March 31, 1998, the Company had outstanding commitments to fund new loan originations of $11.6 million, construction mortgage commitments of $1.2 million and unused lines of credit of $19.4 million. These commitments will be met in the normal course of business. The Company believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

The Company manages interest rate risk through an ALCO Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long term interest rate positions or exposure. Simulation analysis measures the amount of short term earnings at risk under both rising and falling rate scenarios. The Company's interest rate risk has not significantly changed from the prior year.


CAPITAL RESOURCES

Shareholders' equity increased $1,270,000, to $32,989,000, while book value per share increased $0.32 to $8.59, during the nine month period ended March 31, 1998. The increase in equity resulted from earnings of $2,156,000, or $0.53 per share (diluted), a decrease of $310,000 in the adjustment for net unrealized holding losses on securities, net of taxes, and stock option proceeds of $283,000, offset by treasury stock purchases of $633,000 and dividends paid of $845,000.

In July 1996 the Company announced its intention to repurchase up to 10% of its outstanding common stock in the open market and unsolicited negotiated transactions, including block purchases. During the nine month period ended March 31, 1998 the Company repurchased 48,000 shares of its outstanding common stock for total consideration of $633,000.

Shareholders' equity at March 31, 1998 included net unrealized holding losses, net of taxes, of $139,000 on securities available-for-sale, and an adjustment for unrealized holding losses, net of taxes, of $1.0 million on held-to-maturity securities which had previously been transferred from available-for-sale. Securities transferred from available-for-sale to held-to-maturity are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

The Company and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 1998 the Company's leverage capital ratio was 9.45% and its tier I and total risk-based capital ratios were 19.46% and 20.73%, respectively. At March 31, 1998 the Bank's leverage capital ratio was 9.37% and its tier I and total risk-based capital ratios were 19.86% and 21.13%, respectively. The Company and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
The Company's ability to pay dividends is dependent on the Bank's ability to pay dividends to the Company. There are certain restrictions on the payment of dividends and other payments by the Bank to the Company. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to the Company as of March 31, 1998 was $1,861,000. In some instances, further restrictions on dividends may be imposed on the Company by the Federal Reserve Bank.

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


           NEWMIL BANCORP, INC.



May 11, 1998    By    /s/ Francis J. Wiatr
                      Francis J. Wiatr,
                      Chairman, President and CEO



May 11, 1998    By    /s/ B. Ian McMahon
                      B. Ian McMahon,
                      Chief Financial Officer