Form 10-K
period 1998-06-30
NEWMIL BANCORP INC
filed 1998-09-29
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock, as of August 27, 1998, is $29,184,257. The number of shares of Common Stock outstanding as of August 27, 1998, is 3,830,114.

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------

Portions of the registrant's definitive Proxy Statement dated September 14, 1998 for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).


TABLE OF CONTENTS


PART I

Item 1.  BUSINESS
Item 2.  PROPERTIES
Item 3.  LEGAL PROCEEDINGS
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
Item 6.  SELECTED FINANCIAL DATA
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11.  EXECUTIVE COMPENSATION
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



PART I

Item 1.    BUSINESS

General
-------

NewMil Bancorp, Inc., ("NewMil"), a Delaware corporation formed in 1987, is the registered bank holding company for New Milford Savings Bank ("the Bank"), a wholly-owned subsidiary. NewMil's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is NewMil's only subsidiary and its primary investment. NewMil's net income is presently derived from the business of the Bank. Future establishment or acquisition of subsidiaries by NewMil is possible. Nevertheless, it is expected that the Bank will account for most of NewMil's net income in the foreseeable future.

The Bank, which was organized in 1858, is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank offers both consumer and commercial deposit accounts, including checking accounts, interest bearing "NOW" accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts. The Bank offers 24-Hour banking through automated teller machines in ten branches.

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

NewMil's results of operations are significantly affected by general economic and competitive conditions, the real estate market, changes in interest rates, government policies and actions of regulatory authorities. Similar to all of New England, Connecticut experienced a severe recession in 1989 and the early 1990's. Although some economic stabilization has occurred, Connecticut as a whole continues to be negatively affected by corporate downsizing, defense reductions, and corporate consolidations. Real estate values, particularly commercial real estate values, declined substantially and have not recovered completely. During the past five fiscal years NewMil has worked to reduce non-performing assets, resulting from these conditions, and has improved the credit quality of its loan portfolio. However, should the general economic recovery stall, or reverse, NewMil's operations could be negatively impacted by adverse economic conditions.

Market Area and Competition
---------------------------

The Bank conducts its business through 15 offices located in Litchfield, Fairfield and New Haven Counties. The Bank's service area, which has a population of approximately 300,000, enjoys a balance of manufacturing, trade, and service employment and is home to a number of Fortune 500 companies. Although the Bank's primary market area is Litchfield and northern Fairfield counties, the Bank has depositors and borrowers that live outside of these areas.

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

Congress passed legislation in 1994 providing for a phase-in of full interstate branching. Connecticut law has since 1990 provided for full interstate banking and has recently adopted legislation allowing interstate branching, subject to certain limitations. Although a number of out of state institutions have begun operations in Connecticut in recent years, the impact of expected further competition under the new interstate banking laws cannot be determined at this time. NewMil may consider expansion within or outside of New England provided appropriate opportunities and conditions exist.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest
----------------------------------------------------------------------

Rates and Interest Differential
-------------------------------

For tables and discussion of the average balances, interest rates and interest differential of NewMil for the years 1998, 1997 and 1996, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 13 through 15. For tables and discussion of an analysis of the effect on net interest income of volume and rate changes on NewMil for 1998 over 1997 and 1997 over 1996, see "Management's Discussion and Analysis of Financial condition and Results of Operations - Results of Operations" on pages 15 through 16. In this analysis, the change due to volume was calculated as the change in average balance multiplied by the prior year's weighted average rate, the change in rate was calculated as the change in average rate multiplied by the prior year's average balance, and the change in rate/volume was calculated as the change in average rate multiplied by the change in average balance. Principal amounts of non-accruing loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on non-accruing loans is included in income only to the extent that cash payments have been received.

Securities
----------

For information concerning NewMil's securities portfolio activities see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Results of Operations" on pages 13 and 16, "Financial Condition" on pages 30 through 32 and "Note 2 -Securities" on pages 49 through 51.

Lending Activities
------------------

The Bank offers a broad range of mortgage and consumer loans to the residents of its service area including residential mortgages, home equity credit lines and loans, installment loans and collateral loans. The Bank also offers a broad range of mortgage and commercial loans to the companies and small businesses of its service area including lines of credit, term loans, Small Business Administration ("SBA") loans, commercial real estate mortgages, and construction and development mortgages.

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

The Bank's initial rates on adjustable rate mortgage loans are offered at levels which are intended to be competitive within the Bank's service area and which are frequently at a discount from fully indexed contractual rates. The Bank charges origination fees ranging from no fee to several percent, depending on the initial rate and type of loan.

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

For further information on the composition and quality of the loan portfolio see "Management's Discussion and Analysis of Financial
Condition and Results of Operations" under the caption and "Financial Condition - Loans" on pages 25 through 31.

For information on the reduction in interest income associated with non-accrual loans as of June 30, 1998 see "Note 4 - Non-Performing Assets" on page 53. For discussion of the Bank's policy for placing loans on non-accrual status refer to "Note 1 - Summary of Significant Accounting Policies - Loans" on pages 46 and 47. For information concerning loan portfolio composition and concentrations see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Financial Condition" on pages 25 through 29.

Summary of Loan Loss Experience
-------------------------------

For a discussion of the factors considered by management in determining the provision for loan losses, see "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" under the caption "Results of Operations - Provision and Allowance for Loan Losses" on page 17.

Deposits
--------

For a table on the average balances and rates on deposits, see
"Management's Discussion and Analysis of Financial Condition and
Results of Operations - Results of Operations" on pages 13 through 15.

Certificate of deposits with balances of $100,000 and greater amounted to $16,477,000 and $12,898,000 at June 30, 1998 and 1997,
respectively. The Bank generally attracts deposits from its market area and uses those deposits to fund lending and investment activities. The Bank has no brokered deposits.

Return on Equity and Assets
---------------------------

For selected statistical information required by this item see
"Selected Financial Data" on pages 11 and 12.

Short-term Borrowings
---------------------

For the information required by this item see "Note 6 - Short Term Borrowed Funds" on page 54.

Supervision and Regulation
--------------------------

Federal Bank Holding Company Regulation: NewMil is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the types of companies which NewMil may acquire or organize and the activities in which it or they may engage. In general, NewMil and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, NewMil must obtain the prior approval of the Board of Governors of the Federal Reserve System to acquire control of any bank; to acquire, with certain exceptions, more than 5 percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company. As a result of such laws and regulation, NewMil is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amount of loans it may make to any one borrower.

Federal Reserve System: NewMil is required by the Board of Governors of the Federal Reserve System to maintain cash reserves against its deposits. After exhausting all other sources of funds, NewMil may request to borrow from the Federal Reserve. Bank holding companies registered with the FRB are, among other things, restricted from making direct investments in real estate. Both NewMil and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors' funds.

The Federal Reserve System also regulates the national supply of bank credit in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect the interest rates charged on loans or paid for time and savings deposits.

Fluctuations in interest rates, which may result from government fiscal policies and the monetary policies of the Federal Reserve System, have a strong impact on the income to be derived from loans and investments, as well as cost of deposits. While NewMil and its subsidiary strive to anticipate changes and adjust their strategies for such changes, the level of earnings can be materially affected by economic circumstances beyond their control.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the FRB and the FDIC. For information on these capital requirements and NewMil and the Bank's capital ratios see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" on pages 34 and 35 and Note 9 to the Financial Statements - Shareholders Equity under Capital Requirements.

Connecticut Banking Law and FDIC Regulation: The Bank is a state chartered savings bank organized under the Banking Law of the State of Connecticut. Deposits are insured by the FDIC and FDIC insurance premiums are assessed on the Bank's deposit base on a semi-annual basis at variable rates dependent upon the Bank's capital rating and other safety and soundness considerations. The Bank is subject to regulation, examination and supervision by the Connecticut Banking Department and the FDIC. Both the Connecticut Banking Department and the FDIC issue regulations and require the filing of reports describing the activities and financial condition of the banks under their jurisdiction. Each agency conducts periodic examinations to test safety, soundness and compliance with various regulatory requirements and generally supervises the operations of such banks.

Employees
---------

The Bank had 130 full-time and 20 part-time employees at June 30, 1998. Management considers the Bank's relationship with its employees to be good. The Bank's employees are not represented by any collective bargaining groups.

Subsidiaries
------------

The Bank is NewMil's only subsidiary and accounts for 100% of NewMil's income for the current fiscal year. At June 30, 1998, the Bank had two wholly-owned subsidiaries, Asset Recovery Management Company and New Mil Asset Company, both formed to hold and develop certain foreclosed real estate.


Item 2.    PROPERTIES

The Bank conducts its business at its main office, located at 19 Main Street, New Milford, Connecticut, and through 15 branches located in Litchfield, Fairfield and New Haven Counties. On July 18, 1997 and October 3, 1997 the bank opened its fourteenth and fifteenth branches in Southbury and Norwalk, Connecticut, respectively. The Bank owns its main office and seven of its branches.

The following table sets forth certain information regarding the Bank's branch offices, as of June 30, 1998.




                                                 Owned       Lease
                                      Date         or      expiration
Branch office    Location            opened      Leased       date
-------------    --------            ------      ------    -----------
                                                   (a)
Kent             50 North Main St.    1960        Owned        ----
                 Kent, CT
New Fairfield    Routes 37 & 39
                 New Fairfield, CT    1969        Leased       1999
Brookfield       Route 7
                 Brookfield, CT       1964        Leased       2000
Sherman          Routes 37 & 39
                 Sherman, CT          1976        Leased       2000
Bridgewater (b)  Routes 57 & 133
                 Bridgewater, CT      1981        Owned        ----
New Milford (c)  19 Main Street
                 New Milford, CT      1902        Owned        ----
Boardman Terrace 53 Main Street
                 New Milford, CT      1977        Owned        ----
New Preston (d)  Routes 202 & 45
                 New Preston, CT      1979        Owned        ----
Morris           Route 109 & 63
                 Morris, CT           1981        Owned        ----
Sharon           Route 41
                 Sharon, CT           1971        Leased       2002
Canaan           Main St. &
                  Granite Avenue
                 Canaan, CT           1982        Owned        ----
Lanesville       291 Danbury Road
                 New Milford, CT      1989        Owned        ----
Winsted          Stop & Shop
                  Supermarket Rte 44
                 Winsted, CT          1996        Leased       1999
Southbury        Grand Union
                  Supermarket
                 775 Main Street
                  South
                 Southbury, CT        1997        Leased       2003
Norwalk          187 Main Street
                 Norwalk, CT          1997        Leased       2004


(a) The information concerning the Bank's lease payments see Note 12 on pages 61 and 62.
(b) The Bank owns an additional building on this site which is leased at an annual rent of $5,000.
(c)  Main Office.
(d) The Bank owns an additional building on this site which is leased at an annual rent of $14,800.


Item 3.    LEGAL PROCEEDINGS

There are no material legal proceedings pending against NewMil or the Bank or any of their properties, other than ordinary routine litigation incidental to the Company's business.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1998, no matter was submitted to a vote of the shareholders of NewMil.




PART II


Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

For the information required by this item see "Quarterly Financial Data (unaudited)" on pages 66 and 67. For a discussion of NewMil's dividend policy and restrictions on dividends see "Management
Discussion and Analysis of Financial Condition and Results of
Operations" under the caption "Dividend Restrictions" on page 35.


Item 6.    SELECTED FINANCIAL DATA

The following table sets forth NewMil's consolidated financial and other data at the dates and for the periods indicated. This data has been derived from NewMil's audited consolidated financial statements.


SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except ratios and per share amounts)

                               At or for the years ended June 30,
                        1998      1997      1996      1995      1994
                        ----      ----      ----      ----      ----
Statement of Income
Interest and
  dividend income     $ 24,655  $ 22,851  $ 21,837  $ 20,283  $ 17,450
Interest expense        12,196    10,916    10,438     9,602     8,473
Net interest income     12,459    11,935    11,399    10,681     8,977
Provision for loan
  losses                   250       400       400       400       208
Non-interest income:
  Securities (losses)
    gains, net            (271)       (9)       27       226       404
  Gain on sale of
    non-performing loan    778         -         -         -         -
  Gains on sales of
    loans, net             480       181        10        28        99
  Service fees and other 1,518     1,347     1,218     1,167     1,033
Non-interest expense     9,561     8,566     8,465     9,352     8,694
Income before
  income taxes           5,153     4,488     3,789     2,350     1,611
Income tax expense
  (benefit)              2,164     1,886     1,547    (3,874)     (720)
Net income               2,989     2,602     2,242     6,224     2,331


Financial Condition
Total assets          $367,569  $323,061  $309,363  $308,671  $315,159
Loans, net             162,849   166,141   150,558   150,442   141,775
Allowance for loan
  losses                 5,004     5,452     4,866     5,372     5,246
Securities             162,267   119,368   125,583   127,194   153,746
Deposits               293,877   275,392   259,267   252,420   236,182
Borrowings              37,500    13,000    14,776    20,499    51,850
Shareholders' equity    33,409    31,719    31,892    32,721    25,094
Non-performing assets    1,684     3,585     6,480     8,885    13,685


Per Share Data
Earnings, diluted        $0.74     $0.63     $0.50     $1.37     $0.52
Earnings, basic           0.78      0.65      0.51      1.39      0.52
Cash dividends            0.30      0.23      0.17      0.06         -

Book value                8.71      8.27      7.84      7.29      5.59


Statistical Data
Net interest margin       3.78%     3.98%     4.01%     3.70%     3.10%
Efficiency ratio         63.89     63.67     66.90     77.28     82.70
Effective tax rate       42.00     42.02     40.83   (164.85)   (44.69)

Return on average assets  0.88      0.84      0.75      2.08      0.76
Return on average
  shareholders' equity    9.04      8.02      6.71     23.75      8.16



                               At or for the years ended June 30,
                         1998     1997      1996      1995      1994
                         ----     ----      ----      ----      ----
Statistical Data
 - continued
Dividend payout ratio    38.57%   35.28%    33.18%    4.32%      -  %
Allowance for loan
  losses to total loans   2.98     3.18      3.13     3.45      3.57
Non-performing assets
  to total assets         0.46     1.11      2.09     2.88      4.34
Tier 1 leverage capital   9.28    10.25     10.39    10.58      8.94
Total risk-based capital 21.26    19.85     20.98    21.36     21.90
Average shareholders'
  equity to average
  assets                  9.69    10.44     11.22     8.74      9.30

Weighted average equivalent
  shares outstanding,
  diluted                4,066    4,143     4,487    4,554     4,524
Shares outstanding
  at June 30 (excluding
  Treasury stock)        3,834    3,834     4,070    4,491     4,486



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for New Milford Savings Bank (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. NewMil's principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities, and conducts its business from fifteen offices in Litchfield, Fairfield and New Haven Counties. NewMil and the Bank were formed in 1987 and 1858, respectively.


OVERVIEW

NewMil earned net income of $2,989,000, or $.74 per share, for the year ended June 30, 1998, compared with net income of $2,602,000, or $0.63 per share, for fiscal year 1997. Net income grew 14.9% in 1998, reflecting significantly improved core earnings, driven by higher net interest income and non-interest income, and partly offset by increased operating expenses. Earnings per share increased 17.5%, reflecting both the growth in net income and share repurchase activity.

Over the past five years NewMil has achieved a steady improvement in core earnings. This is attributed to a continuing strategy which includes refining both the mix and the quality of NewMil's earning assets, controlling operating expenses, and reducing non-performing assets. With a loan to deposit ratio of only 55% at June 30, 1998, NewMil has ample capacity to grow its loan portfolio.

The following discussion and analysis of NewMil's consolidated results of operations should be read in conjunction with the Consolidated
Financial Statements and footnotes.


RESULTS OF OPERATIONS

Comparison Between 1998 and 1997

Analysis of Net Interest and Dividend Income
--------------------------------------------

Net interest income increased $524,000, or 4.4%, to $12,459,000 in 1998. This resulted from growth of $30.5 million, or 10.2%, in average earning assets, driven by an increase in average investments of $23.9 million, or 17.6%, and an increase in average loans of $6.6 million, or 4.0%. The net interest margin declined 20 basis points, to 3.78% from 3.98%, as a result of the modest securities leverage. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for each of the past three years.


Year ended June 30, 1998        Average   Income/        Average
(dollars in thousands)          balance   expense      yield/rate
                                -------   -------      ----------
Loans (a)                      $170,287    $15,005        8.81%
Mortgage backed securities       42,014      2,532        6.03
Other securities (b)            117,690      7,118        6.05
                                -------    -------
 Total earning assets           329,991     24,655        7.47
Other assets                     11,024    -------
                                -------
 Total assets                  $341,015
                               ========

NOW accounts                   $ 29,008        389        1.34
Money market accounts            62,687      1,921        3.06
Savings & other                  40,933      1,116        2.73
Certificates of deposit         138,202      7,477        5.41
                               --------     ------
 Total interest-bearing
   deposits                     270,830     10,903        4.03
Borrowings                       22,208      1,293        5.82
                               --------     ------
 Total interest-bearing funds   293,038     12,196        4.16
                                            ------
Demand deposits                  12,884
Other liabilities                 2,037
Shareholders' equity             33,056
                               --------
 Total liabilities and
 shareholders' equity          $341,015
                               ========
Net interest income                        $12,459
                                           =======
Spread on interest-bearing funds                          3.31
Net interest margin (c)                                   3.78


Year ended June 30, 1997        Average    Income/       Average
(dollars in thousands)          balance    expense      yield/rate
                                -------    -------      ----------
Loans (a)                      $163,715    $14,601        8.92%
Mortgage backed securities       16,856      1,065        6.32
Other securities (b)            118,948      7,185        6.04
                               --------     ------
 Total earning assets           299,519     22,851        7.63
                                            ------
Other assets                     11,409
                               --------
 Total assets                  $310,928
                               ========

NOW accounts                   $ 24,414        363        1.49
Money market accounts            61,258      1,857        3.03
Savings & other                  38,458      1,026        2.67
Certificates of deposit         129,010      6,953        5.39
                               --------     ------
 Total interest-bearing
   deposits                     253,140     10,199        4.03
Borrowings                       13,059        717        5.49
                               --------     ------
 Total interest-bearing funds   266,199     10,916        4.10
                                            ------
Demand deposits                  10,826
Other liabilities                 1,452
Shareholders' equity             32,451
                               --------
 Total liabilities and
 shareholders' equity          $310,928
                               ========

Net interest income                        $11,935
                                           =======
Spread on interest-bearing funds                          3.53
Net interest margin (c)                                   3.98


Year ended June 30, 1996      Average   Income/      Average
(dollars in thousands)        balance   expense     yield/rate
                              -------   -------     ----------
Loans (a)                    $153,024   $13,919       9.10%
Mortgage backed securities     21,752     1,323       6.08
Other securities (b)          109,165     6,595       6.04
                             --------   -------
 Total earning assets         283,941    21,837       7.69
                                        -------
Other assets                   13,756
                             --------
 Total assets                $297,697
                             ========

NOW accounts                 $ 23,032       343       1.49
Money market accounts          61,011     1,852       3.04
Savings & other                39,676     1,041       2.62
Certificates of deposit       122,118     6,744       5.52
                              -------     -----
 Total interest-bearing
   deposits                   245,837     9,980       4.06
Borrowings                      7,973       458       5.74
                              -------    ------
 Total interest-bearing funds 253,810    10,438       4.11
                                         ------
Demand deposits                 8,964
Other liabilities               1,515
Shareholders' equity           33,408
                              -------
 Total liabilities and
 shareholders' equity        $297,697
                             ========
Net interest income                     $11,399
                                        =======
Spread on interest-bearing funds                      3.58
Net interest margin (c)                               4.01


(a) Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c) Net interest income divided by average interest-earning assets.



Years ended June 30,                   1998 versus 1997
(dollars in thousands)            Change in interest due to
                             Volume     Rate   Vol/rate      Net
                             ------     ----   --------      ---
Interest-earning assets:
  Loans                      $  586   $ (175)   $  (7)     $  404
  Mortgage backed securities  1,590      (49)     (74)      1,467
  Other securities              (76)       9       -          (67)
                             ------   ------    ------     ------
   Total                      2,100     (215)     (81)      1,804
                             ------   ------    ------     ------

Interest-bearing liabilities:

  Deposits                      713       (8)      (1)        704
  Borrowings                    502       43       31         576
                              -----    -----    -----       -----
   Total                      1,215       35       30       1,280
                              -----    -----    -----       -----
Net change to interest income $ 885   $ (250)   $(111)     $  524
                              =====   ======    =====      ======




Years ended June 30,                     1997 versus 1996
(dollars in thousands)              Change in interest due to

                                Volume     Rate   Vol/rate    Net
                                ------     ----   --------    ---
Interest-earning assets:
  Loans                         $  972   $ (271)   $ (19)   $ 682
  Mortgage backed securities      (297)      51      (12)    (258)
  Other securities                 591       (1)     -        590
                                ------   ------    ------   -----
   Total                         1,266     (221)     (31)   1,014
                                ------   ------    ------   -----
Interest-bearing liabilities:

   Deposits                        296      (75)     (2)       219
   Borrowings                      292      (20)    (13)       259
                                ------   ------   ------    ------
    Total                          588      (95)    (15)       478
                                ------   ------   ------    ------
Net change to interest income   $  678   $ (126)  $ (16)    $  536
                                ======   ======   ======    ======


Net interest and dividend income represents the difference between interest and dividends earned on loans and securities and interest paid on deposits and borrowings. The level of net interest income is a function of volume, rates and mix of both earning assets and interest-bearing liabilities. Net interest income can be adversely affected by changes in interest rate levels as determined by NewMil's "gap" position, measured by the differences between the volume of assets and liabilities that are subject to repricing within different future time periods.

Interest Income
---------------

Total interest and dividend income increased $1,804,000, or 7.9%, to $24.7 million in 1998. Loan income increased $404,000, or 2.8%, as a result of higher loan volume offset by slightly lower average yield. Average loans increased $6.6 million, or 4.0%, to $170.3 million in 1998 as compared with 1997. The decrease in average loan yield, down 11 basis points, was mostly due to lower yields on loans originated during 1998. Investment income increased $1,400,000, or 17.0%, in 1998 as a result of higher average volume, offset in part by a slightly lower average yield. Average securities increased $23.9 million, or 17.6%, while average federal funds balances remained fairly constant. Increases in U.S. Treasury notes and U.S. Government Agency bonds of $16.5 million, or 61.1%, and mortgaged backed securities of $25.2 million, or 149.3% were partly offset by a decline of $18.0 million, or 23.4% in other bonds and notes, principally collateralized mortgage obligations. The decrease in average investment yield, down 3 basis points, resulted from changes in portfolio mix and lower market yields on securities purchased.

Interest Expense
----------------

Interest expense increased $1,280,000, or 11.7%, to $12.2 million in 1998 primarily as a result of deposit growth and higher average borrowings. Deposit expense increased $704,000, or 6.9%, as a result of a $17.7 million, or 7.0%, increase in average interest-bearing deposits. The average cost of interest-bearing deposits remained unchanged at 4.03%. Deposit growth occurred in all deposit categories, but was concentrated in certificates of deposits, which increased $9.2 million, and NOW accounts, which increased $4.6 million. Borrowings expense increased $576,000, primarily as a result of additional borrowings in 1998, including term advances at higher rates, to fund securities purchases. Borrowings at June 30, 1998 consisted of one to five year term advances with fixed rates ranging from 5.68% to 6.02%. Borrowings at June 30, 1997 had terms of 30 days or less.


Provision and Allowance for Loan Losses
---------------------------------------

NewMil provided $250,000 for loan losses in 1998, down from $400,000 in 1997. Changes in the allowance for loan losses during each of the past three years are as follows:


  Years ended June 30,
  (dollars in thousands)          1998       1997     1996
                                  ----       ----     ----
  Balance, beginning of year     $5,452     $4,866   $5,372
  Provision for losses              250        400      400
  Charge-offs                      (706)      (124)    (919)
  Recoveries                          8        310       13
                                 ------     ------   ------
  Balance, end of year           $5,004     $5,452   $4,866
                                 ======     ======   ======
  Ratio of allowance for loan losses:
   to non-performing loans       360.26%     175.3%   114.3%
   to total gross loans            3.0         3.2      3.1
  Loan loss provision to
     average loans                 0.1         0.2      0.3
  Net charge-offs (recoveries)
   to average loans                0.4        (0.1)     0.6


NewMil has achieved a steady reduction in non-performing loans in each of the past three years. This improvement in loan quality, together with limited loan portfolio growth, allowed NewMil to lower its loan provision in 1998. During 1998 non-performing loans decreased $1.7 million, or 55.4%, to $1.4 million at June 30, 1998, or 0.8% of gross loans. As a result, the reserve coverage to non-performing loans increased to 360.3%. Past due performing loans (accruing loans 30-89 days past due) increased slightly during 1998, and at June 30, 1998 were 1.8% of gross loans. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Asset Quality and Portfolio Risk".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at June 30, 1998, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the State of Connecticut, Department of Banking, in March 1997 and no additions to the allowance were requested as a result of this examination.


Non-Interest Income
-------------------

Non-interest income increased $986,000 or 64.9%, to $2,505,000 in 1998. Much of this increase is attributable to a $778,000 gain on the sale of a non-performing loan in 1998. The principal categories of non-interest income are as follows:


Years ended June 30,
  (in thousands)                   1998      1997         Change
                                   ----      ----         ------
 Service charges on
  deposit accounts                $1,122    $  975     $147     15.1%
 Gains on sales of
  loans, net                         480       181      299    165.2
 Loan servicing                      101       111      (10)    (9.0)
 Securities (losses)
  gains, net                        (271)       (9)    (262) 2,911.1
 Gain on sale of
  non-performing loan                778         -      778    100.0
 Other                               295       261       34     13.0
                                  ------    ------     ----   ------
  Total non-interest income       $2,505    $1,519     $986     64.9%
                                  ======    ======     ====   ======



The increase in service charges on deposit accounts in 1998 reflects increased transaction volume, resulting from growth in demand deposit and NOW accounts, fees from the Generations Gold Family Club introduced in 1998, and increased debit card transactions volume. The increase in gains from sales of residential mortgage loans resulted from loan sales of $25.8 million in 1998 compared with $9.6 million in 1997. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold service-released. The decrease in loan servicing fees in 1998 resulted from a decrease in the mortgage servicing portfolio, which at June 30, 1998 totaled $24.8 million, down from $28.8 million at June 30, 1997. The net securities losses in 1998 and 1997 were realized on securities sales of $44.2 million and $23.3 million, respectively. Net securities losses include a loss of $103,000 from the sale of a collateralized mortgage obligation ("CMO") which was classified as held-to-maturity. In October 1997 NewMil engaged a financial securities consultant to analyze this CMO. Based on this review NewMil determined that it was highly probable that NewMil would likely receive substantially less than the contractual interest on this CMO and that the CMO could experience a significant decline in market value. NewMil concluded that these and other changes in circumstances surrounding this CMO were isolated, non-recurring, and highly unusual, and could not have been reasonably anticipated. In May 1998 NewMil realized a gain of $778,000 from the sale of its largest remaining non-performing loan. The gain resulted from the sale of the loan to a buyer whose intended use of the property added significant value which was not anticipated.

Operating Expenses
------------------

Operating expenses increased $995,000, or 11.6%, in 1998. In 1998 NewMil opened two branch offices, in Southbury and Norwalk, Connecticut, which opened in July and October 1997, respectively. These offices added approximately $422,000 to operating expenses, principally compensation, occupancy and equipment expense. Other increases in 1998 include the write-off of obsolete equipment and a prepaid maintenance contract as the Bank prepares to convert its legacy computer system to a client server, relational database system in November 1998. These increases were offset in part by a significant reduction in professional, collection and OREO expense. The principal categories of operating expenses are as follows:


Years ended June 30,
  (in thousands)                1998      1997        Change
                                ----      ----        ------
  Salaries                    $4,216    $3,909    $307     7.9%
  Employee benefits            1,183     1,076     107     9.9
  Occupancy                    1,018       840     178    21.2
  Equipment                      922       683     239    35.0
  Professional, collection
   and OREO expense              (44)      132    (176) (133.3)
  Insurance                       92        78      14    17.9
  Postage and telecommunications 424       348      76    21.8
  Marketing                      235       209      26    12.4
  Service bureau                 221       198      23    11.6
  Other operating              1,294     1,093     201    18.4
                              ------    ------    ----   -----
   Total operating expenses   $9,561    $8,566    $995    11.6%
                              ======    ======    ====    ====

The increase in salaries in 1998 was due primarily to increase in staffing levels at the new branches and annual salary increases. Employee benefits expense increased as a result of additional health, taxes and other benefits related to the increased staffing levels and increased medical claims from the Bank's self insured plan. These increases were partly offset by net income related to the Bank's pension plan. The increase in occupancy expense is primarily related to the two additional branches. Equipment expense for 1998 included $213,000 to write-off obsolete computer equipment and prepaid maintenance related to the Bank's legacy computer system as the Bank prepares to convert to a new client server system. Professional, collection and OREO expense included expenditures related to audit, accounting, legal, appraisal, property tax, insurance, other workout related expenses, together with gains and losses on OREO sales and the provision for OREO losses. The decrease in 1998 resulted from a decrease in professional fees and a negative provision to the OREO reserve, offset in part by an increase in collection expenses and a decrease in OREO gains. The increase in insurance expense resulted from both increased FDIC insurance premiums related to deposit growth and increase in premiums relating to the new branches. All other operating expenses, including marketing, shareholder relations, office expense and other, increased $326,000 or 17.6% in 1998. This increase is attributed principally to increased lending activity, the additional branch locations, various deposit and loan marketing promotions and other changes in operating activities.

Income Taxes
------------

Net income for 1998 included an income tax provision of $2,164,000, an effective tax rate of 42%, as compared with an income tax provision of $1,886,000, with a similar effective tax rate of 42%, for 1997. For further information on income taxes see Note 7 of Notes to Consolidated Financial Statements.

Comparison between 1997 and 1996

Overview
--------

NewMil earned net income of $2,602,000 or $0.61 per share, for the year ended June 30, 1997, compared with net income of $2,242,000, or $0.50 per share, for fiscal year 1996. Net income grew 16.1% in 1997, reflecting significantly improved core earnings, driven by higher net interest income and non-interest income, and relatively stable operating expenses. Earnings per share increased 22.0%, reflecting both the growth in net income and share repurchase activity.

Analysis of Net Interest Income
-------------------------------

Net interest income grew $536,000, or 4.7%, to $11,935,000 in 1997.
This resulted from growth of $15.6 million, or 5.5%, in average earning assets, driven by loan growth, up $10.7 million, or 7.0%. The net interest margin decreased slightly by 3 basis points, to 3.98% from 4.01%, as a result of a slight decrease in yield on earning assets.

Interest Income
---------------

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

Interest Expense
----------------

Interest expense increased $478,000, or 4.6%, to $10.9 million in 1997 primarily as a result of deposit growth and higher average borrowings, offset in part by slightly lower cost of funds which decreased 1 basis point. Deposit expense increased $219,000, or 2.2%, as a result of an increase of $7.3 million, or 3.0%, in average interest-bearing deposits offset by a 3 basis point decrease in the average cost of interest-bearing deposits (to 4.03% from 4.06%). Deposit growth was concentrated in certificates of deposit, NOW and demand deposit accounts, while savings accounts declined slightly. Interest expense on borrowings increased $259,000 as a result of an increase in average borrowings, up $5.1 million, or 63.8%, offset by a lower cost of borrowings, down 25 basis points to 5.49% in 1997 from 5.74% in 1996. NewMil's borrowings are short term and rates generally follow the one-month LIBOR index, which declined during the year.

Non-Interest Income
-------------------

Non-interest income increased $264,000, or 21.0%, to $1,519,000 in 1997. The principal categories of non-interest income are as follows:


Years ended June 30,
  (in thousands)              1997      1006        Change
                              ----      ----        ------
 Service charges on
  deposit accounts          $  975    $  830    $145       17.5%
 Gains on sales of
  loans, net                   181        10     171    1,710.0
 Loan servicing                111       123     (12)      (9.8)
 Securities (losses)
  gains, net                    (9)       27     (36)    (133.3)
 Other                         261       265      (4)      (1.5)
                            ------    ------    ----     ------
  Total non-interest income $1,519    $1,255    $264       21.0%
                            ======    ======    ====     ======


The increase in service charges on deposit accounts in 1997 reflects increased transaction volume, resulting from growth in demand deposit and NOW accounts and increased debit card transactions volume. In late 1996 NewMil restructured its residential mortgage lending department with the objective of increasing fee income from pre-arranged service-released lending activities. Gains on loans resulted from residential mortgage loan sales in 1997 and 1996 of $10.6 million and $882,000, respectively. The decrease in loan servicing fees in 1997 resulted from a decrease in the mortgage servicing portfolio, which at June 30, 1997 totaled $28.8 million, down from $31.2 million at June 30, 1996. The net securities losses and gains in 1997 and 1996 were realized on sales of available-for-sale securities of $23.3 million and $21.6 million, respectively. Other fee income, principally safe deposit box fees and other miscellaneous income, decreased slightly in 1997 as compared with 1996.

Operating Expenses
------------------

Operating expenses increased $101,000, or 1.2%, in 1997 primarily as a result of additional salaries and benefits associated with increased staffing in lending and retail banking, and higher pension and health benefits costs. These increases were offset in part by a significant reduction in professional, collection and OREO expense. The principal categories of operating expenses are as follows:


Years ended June 30,
  (in thousands)               1997      1996         Change
                               ----      ----         ------
  Salaries                   $3,909    $3,422   $ 487      14.2%
  Employee benefits           1,076       854     222      26.0
  Occupancy                     840       773      67       8.7
  Equipment                     683       584      99      17.0
  Professional, collection
   and OREO expense             132       940    (808)    (86.0)
  Insurance                      78       123     (45)    (36.6)
  Postage & telecommunications  348       284      64      22.5
  Marketing                     209       234     (25)    (10.7)
  Service bureau                198       157      41      26.1
  Other operating             1,093     1,094      (1)     (0.1)
                             ------    ------   -----     -----
   Total operating expenses  $8,566    $8,465   $ 101       1.2%
                             ======    ======   =====     =====


The increase in salaries in 1997 was due primarily to changes in staffing levels in lending and retail banking, and annual salary increases. In late 1996 NewMil restructured the residential mortgage lending department and opened a supermarket branch office in Winsted, Connecticut. Employee benefits expense increased as a result of additional health, taxes and other benefits related to the increased staffing levels, and additional pension expense. The increase in occupancy expense is related to the addition of the Winsted branch office. Equipment expense increased in 1997 primarily as a result of increased maintenance expense for computer systems. Professional, collection and OREO expense includes expenditures related to audit, accounting, legal, appraisal, property tax, insurance, other workout related expenses, together with gains and losses on OREO sales and the provision for OREO losses. The decrease in 1997 resulted from a decrease in collections and OREO expense, OREO gains and a negative provision to the OREO reserve, offset in part by increased professional fees. The decrease in insurance expense resulted from decreased insurance premiums on NewMil's Directors and Officers policy and the Blanket Bond policy as a result of NewMil's strong financial position, offset by an increase in FDIC insurance premiums. All other operating expenses, including marketing, shareholder relations, office expense and other, increased $79,000 or 4.5% in 1997. This increase is attributed principally to increased lending activity, the additional branch location, various deposit and loan marketing promotions and other changes in operating activities.

Income Taxes
------------

Net income for 1997 included an income tax provision of $1,886,000, an effective tax rate of 42%, as compared with an income tax provision of $1,547,000, an effective tax rate of 41%, for 1996.


FINANCIAL CONDITION

During 1998 total assets grew $44.5 million, or 13.8%, to $367.6 million at June 30, 1998. This resulted from deposit growth of $18.5 million, or 6.7%, to $293.9 million and an increase in borrowings of $29.5 million to $37.5 million. These additional funds were invested in securities, which grew $42.9 million, or 35.9%, to $162.3 million, while net loans declined by $3.3 million to $162.8 million at June 30, 1998. Non-performing assets decreased $1.9 million, or 53.0%, to $1.7 million, and represented only 0.46% of assets at June 30, 1998. Book value per share increased 5.3% to $8.71 at June 30, 1998, after cash dividends of $0.74, representing a 38.6% payout ratio. At June 30, 1998 tier 1 leverage and total risk-based capital ratios were 9.28% and 21.26%, respectively, and NewMil was "well capitalized" as defined by the Federal Reserve Board.

Securities
----------

During 1998 securities grew $42.9 million, or 35.9%, to $162.3 million at June 30, 1998. This increase was funded with additional borrowings of $24.5 million and deposit growth. Investments in mortgage backed securities increased $79.5 million while U.S. Treasury and Government Agency notes and collateralized mortgage obligations decreased $13.4 million and $24.1 million, respectively. Included in mortgage backed securities at June 30, 1998 are $47.9 million of securities which have been partially funded with $37.5 million of borrowings under a leverage strategy. The principal categories of securities are as follows (including both available-for-sale and held-to-maturity):



June 30, (in thousands)             1998                 1997
                                    ----                 ----
U.S. Treasury notes          $ 18,330    11.3%    $ 24,297   20.3%
U.S. Government Agency notes      993      .6        8,463    7.1
Mortgage backed securities     94,602    58.3       15,130   12.7
Collateralized mortgage
  obligations                  45,817    28.2       69,931   58.6
Federal Home Loan Bank stock    2,525     1.6        1,547    1.3
                             --------   -----     --------  -----
  Total securities           $162,267   100.0     $119,368  100.0
                             ========   =====     ========  =====


At June 30, 1998, 78.8% of the portfolio consisted of fixed rate securities, principally mortgage backed securities ("MBSs") and to a lesser extent, U.S. Treasury and Government Agency notes, and collateralized mortgage obligations ("CMOs"). At June 30, 1998 total fixed rate securities had a projected weighted average duration and life of 2.6 years and 3.0 years, respectively, based on median projected prepayment speeds at current interest rates. At June 30, 1998, 19.6% of the portfolio consisted of floating rate CMOs and MBSs, which generally reprice monthly based on spreads to various indices, subject to life-time caps and floors. Total floating rate securities had a projected weighted average duration and life of 0.1 years and
11.7 years, respectively, based on median projected prepayment speeds at current interest rates. Floating rate securities are tied primarily to the Eleventh District Cost of Funds index, and to other Treasury indices. All floating rate securities are match funded with core deposits. The remaining 1.6% of the portfolio was represented by Federal Home Loan Bank stock.

At June 30, 1998, securities totaling $112.1 million, or 69.1%, were classified as available-for-sale and securities totaling $50.2 million, or 30.9%, were classified as held-to-maturity. Included in shareholders' equity at June 30, 1998 is an adjustment of $955,000, net of taxes, relating to securities transferred in a prior year from available-for-sale to held-to-maturity, representing net unrealized losses at the time of transfer adjusted for subsequent principal amortization, net of taxes.

All of the CMOs were purchased in 1993 and early 1994, and subsequent movements in interest rates and market conditions have resulted in a net decline in the fair market value of certain classes of floating rate CMOs. At June 30, 1998 net unrealized losses for all available-for-sale and held-to-maturity securities, being the difference between current fair market value and amortized cost, totaled $2.0 million. Fluctuations in fair market values caused by movements in interest rates and market conditions will not necessarily adversely impact future earnings.

The composition, maturity distribution and weighted average yields of securities available-for-sale at June 30 were as follows:


(dollars in thousands)                    Carrying   Market
                                            Value    Value     Yield
                                            -----    -----     -----
June 30, 1998(a)
U.S. Treasury and Government
  U.S. Treasury Obligation
    Within 1 year                        $ 18,330  $ 18,330     6.32%
  Agency Obligations
    After 5 but within 10 years               993       993     6.17
Mortgage backed securities                 87,796    87,796     6.55
Collateralized mortgage obligations         2,447     2,447     4.45
Federal Home Loan Bank Stock                2,525     2,525     6.00
                                         --------  --------
  Total Securities Available-for-sale    $112,091  $112,091     6.45
                                         ========  ========

June 30, 1997(a)
U.S. Treasury and Government
  U.S. Treasury Obligation
    Within 1 year                         $ 6,013  $ 6,013     6.06%
    After 1 but within 5 years             18,285   18,285     6.13
  Agency Obligations
    After 1 but within 5 years              7,499    7,499     6.26

    After 5 but within 10 years               964      964     6.17
Mortgage backed securities                  6,514    6,514     6.75
Collateralized mortgage obligations         8,727    8,727     5.89
Federal Home Loan Bank Stock                1,547    1,547     6.21
                                          -------  -------
  Total Securities Available-for-sale     $49,549  $49,549     6.31
                                          =======  =======


(dollars in thousands)                    Carrying   Market
                                            Value    Value     Yield
                                            -----    -----     -----
June 30, 1996(a)
U.S. Treasury and Government
  U.S. Treasury Obligation
    After 1 but within 5 years            $16,201  $16,201     6.21%
  Agency Obligations
    After 1 but within 5 years              1,739    1,739     6.58

    After 5 but within 10 years               938      938     6.15

Mortgage backed securities                  7,771    7,771     7.01
Collateralized mortgage obligations        21,975   21,975     5.36
Federal Home Loan Bank Stock                1,547    1,547     6.00
                                          -------  -------
  Total Securities Available-for-sale     $50,171  $50,171     5.96
                                          =======  =======


The composition, maturity distribution and weighted average yields of securities held-to-maturity at June 30 were as follows:


(dollars in thousands)                    Carrying   Market
                                            Value    Value     Yield
                                            -----    -----     -----
June 30, 1998
Mortgage backed securities                $ 6,806  $ 6,905     6.59%
Collateralized mortgage obligations        43,370   43,006     6.08
                                          -------  -------
  Total Securities Held-to-maturity       $50,176  $49,911     6.14
                                          =======  =======
June 30, 1997
Mortgage backed securities                $ 8,615  $ 8,606     6.49%
Collateralized mortgage obligations        61,204   59,722     5.97
                                          -------  -------
  Total Securities Held-to-maturity       $69,819  $68,328     6.03
                                          =======  =======
June 30, 1996(a)
Mortgage backed securities                $10,981  $10,758     6.32%
Collateralized mortgage obligations        64,431   62,606     6.24
                                          -------  -------
  Total Securities Held-to-maturity       $75,412  $73,364     6.25
                                          =======  =======


(a) In 1996 securities with a fair value of $39,507,000 were transferred from held-to-maturity to available-for-sale in conformity with the Special Report issued by the Financial Accounting Standards Board, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities".

Loans
-----

During 1998 net loans declined by $3.3 million to $162.8 million at June 30, 1998. Loan originations and advances for portfolio totaled $58.3 million for 1998, up 1.2% compared with $57.6 million in 1997. Loan repayments totaled $61.6 million, up from $41.3 million in 1997. The increase in loan repayments was due primarily to refinancings of residential mortgage loans and, to a lesser extent, related home equity lines of credit. Residential mortgage loans originated for sale increased by $16.2 million to $25.8 million, compared with $9.6 million in 1997.

The principal categories of the loan portfolio are as follows:


June 30, (in thousands)                   1998               1997
                                          ----               ----
Real estate mortgages
  One-four family residential     $ 85,274    50.8%  $ 90,885    52.9%
  Five or more family residential    5,500     3.3      4,812    02.8
  Commercial                        34,878    20.8     31,850    18.6
  Land and land development          3,571     2.1      8,334     4.9
Commercial and industrial           14,357     8.6     12,424     7.2
Home equity lines of credit         21,208    12.6     20,274    11.8
Installment and other                3,118     1.8      3,122     1.8
                                  --------           --------
  Total loans, gross              $167,906   100.0   $171,701   100.0
                                  ========           ========

The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short- and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works extensively with several government-assisted lending programs. The Residential Mortgage Department, in addition to traditional portfolio lending, has a secondary market distribution capability, which provides the flexibility to sell a variety of mortgage products on a service-released basis. The department has recently established a number of correspondent lending relationships and has begun purchasing adjustable residential mortgage loans originated within the State of Connecticut for its own portfolio. The department offers one of the most comprehensive residential mortgage product lines of any institution in northwest Connecticut. The department also offers home equity loans and lines of credit and has run several successful promotions over the past few years.

The following table sets forth information on the composition of NewMil's loan portfolio by loan type as of June 30 for the past five years (in thousands):


                          1998      1997      1996      1995     1994
                          ----      ----      ----      ----     ----
Real Estate Mortgages:
 Residential
   1-4 family           $ 85,274  $ 90,885  $ 89,159  $ 98,766  $ 95,176
   5-more family           5,500     4,812     3,262     3,171     3,199
 Commercial               34,878    31,850    30,408    29,068    23,801
 Land                      3,571     8,334     9,472    12,067    15,403
 Home equity credit       21,208    20,274    14,474     7,785     7,367
                        --------   -------   -------   -------   -------
   Total mortgage
    loans                150,431   156,155   146,775   150,857   144,946
Commercial and
 industrial               14,357    12,424     6,130     3,201       708
Installment                1,161     1,140       502       284       256
Collateral and other       1,957     1,982     2,156     1,903     1,497
                         -------   -------   -------   -------   -------
 Total loans, gross      167,906   171,701   155,563   156,245   147,407
Deferred loan orig-
 ination fees, net           (53)     (108)     (139)     (431)     (386)
Allowance for loan
 losses                   (5,004)   (5,452)   (4,866)   (5,372)   (5,246)
                        --------  --------  --------  --------  --------
   Total loans, net     $162,849  $166,141  $150,558  $150,442  $141,775
                        ========  ========  ========  ========  ========


The following tables reflect NewMil's loan portfolio maturity distribution as of June 30, 1998 (in thousands); non-accrual loans have been presented in the after 5 years category:

                                         Within    After
                                Within     1-5       5
                                1 year    years    years     Total
                                ------    -----    -----     -----
Real Estate Mortgages:
   Residential
     1-4 family               $ 14,478 $ 35,811   $34,985  $ 85,274
     5-more family                 949    2,834     1,717     5,500
   Commercial                    8,752   16,209     9,917    34,878
   Land                          1,816    1,449       306     3,571
Home equity credit lines         3,159    6,559    11,490    21,208
Commercial and industrial        3,159    8,033     3,165    14,357
Installment                        545      551        65     1,161
Collateral and other             1,957      -         -       1,957
                               -------  -------   -------  --------
   Total loans, gross          $34,815  $71,446   $61,645  $167,906
                               =======  =======   =======  ========


The following table shows as of June 30, 1998 the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates (in thousands):


                                   Fixed      Adjustable
                                 interest      interest
                                   rates         rates
                                   -----         -----
Real Estate Mortgages:
 1-4 family residential          $13,893      $ 56,903
 5-more family residential           129         4,422
 Commercial                          360        25,766
 Land                                  3         1,752
Home equity credit lines             -          18,049
Commercial and industrial          2,200         8,998
Installment                          616           -
Collateral and other                 -             -
                                 -------      --------
  Total loans, gross             $17,201      $115,890
                                 =======      ========




The following table sets forth changes in the allowance for loan losses and other selected statistics for the five fiscal years ended June 30 (dollars in thousands):


                                 1998    1997     1996    1995    1994
                                 ----    ----     ----    ----    ----
Balance at beginning of
 period                        $5,452  $4,866   $5,372  $5,246  $5,331
Provision for loan losses         250     400      400     400     208
Charge-offs:
 Real estate mortgages            633      90      884     294     294

 Commercial and industrial         -       23       30     -       -
 Consumer loans                    73      11        5       1      14
                               ------  ------   ------  ------  ------
   Total charge-offs              706     124      919     295     308
                               ------  ------   ------  ------  ------
Recoveries:
 Real estate mortgages              4     308       10      20       4
 Commercial and industrial        -       -        -       -       -
 Consumer loans                     4       2        3       1      11
                               ------  ------   ------  ------  ------
   Total recoveries                 8     310       13      21      15
Net (recoveries)               ------  ------   ------  ------  ------
 charge-offs                      698    (186)     906     274     293
                               ------  ------   ------  ------  ------
Balance at end of period       $5,004  $5,452   $4,866  $5,372  $5,246
Ratio of net (recoveries)      ======  ======   ======  ======  ======
    charge-offs to average
    loans outstanding            0.41%  (0.11%)   0.59%   0.19%   0.21%


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


                                    1998                1997
                                    ----                ----
(dollars in thousands)       Allowance Loans(a)  Allowance Loans(a)
                             --------- --------  --------- --------
Real Estate Mortgages
   1-4 family residential    $  978    50.79%    $1,131    52.94%
   5-more family residential    694     3.27        906     2.80
   Commercial                 2,026    20.77      1,669    18.55
   Land                         440     2.13        683     4.85
   Home equity credit lines     212    12.63        205    11.81
                             ------              ------
    Total mortgage loans      4,350    89.59      4,594    90.95
Commercial and industrial       188     8.55        184     7.24
Installment                      24     0.69         34     0.66
Collateral                        0     1.17          0     1.15
Unallocated                     442     -           640     -
                             ------              ------
   Total allowance           $5,004   100.00     $5,452   100.00
                             ======              ======



dollars in thousands)                  1996
                                       ----
                                    Allowance                Loans(a)
                                    ---------                --------
Real Estate Mortgages
   1-4 family residential              $1,258                  57.31%
   5-more family residential              290                   2.10
   Commercial                           1,942                  19.55
   Land                                   512                   6.09
   Home equity credit lines               147                   9.30
                                       ------
    Total mortgage loans                4,149                  94.35
Commercial and industrial                 139                   3.94
Installment                                12                   0.32
Other                                       0                   1.39
Unallocated                               566                   -
                                       ------
   Total allowance                     $4,866                 100.00
                                       ======


(a) Percent of loans in each category to total loans.


Non-performing assets
---------------------

The following table sets forth non-performing assets as of June 30, for the last five years (in thousands):


                                 1998    1997    1996    1995     1994
                                 ----    ----    ----    ----     ----
Non-accruing loans             $  761  $2,054  $3,809  $7,175  $ 8,325
Accruing loans past due
 90 days or more                  628     783     166      34      379
Accruing restructured
 loans                             -      274     281     -        -
                               ------  ------  ------  ------   ------
  Total non-performing loans    1,389   3,111   4,256   7,209    8,704
OREO, net                         295     474   2,224   1,676    4,981
                               ------  ------  ------  ------   ------
  Total non-performing assets  $1,684  $3,585  $6,480  $8,885  $13,685
                               ======  ======  ======  ======  =======



During 1998 non-performing assets decreased $1.9 million, or 53.0%, to $1.7 million at June 30, 1998, or 0.46% of total assets. This significant decrease was due primarily to sales of non-performing loans and OREO and reflects NewMil's rigorous ongoing credit management process. The following table summarizes changes in non-performing assets during the periods presented.


Years ended June 30, (in thousands)              1998     1997
                                                 ----     ----
Balance, beginning of year                    $ 3,585   $ 6,480
Loans placed on non-accrual status              1,360     1,649
Non-accrual loan payments                        (366)   (1,407)
Loans returned to accrual status                 (408)   (1,334)
Proceeds from non-accrual loan sales           (1,835)       -
Gain on non-accrual loan sale                     778        -
Non-accrual loan charge-offs                     (620)     (117)
Change in accruing loans past
  due 90 or more days, net                       (155)      616
Change in accruing loans
  restructured, net                              (274)       (7)
Payments to improve OREO                          498       150
Decrease in OREO valuation reserve                 55       300
Gross proceeds from OREO sales                 (1,293)   (3,312)
Gains on OREO sales, net                          359       567
                                              -------   -------
  Balance, end of year                        $ 1,684   $ 3,585
                                              =======   =======
Percent of total assets                         0.46%     1.11%



The following table details the composition of non-performing assets as of the periods presented.


Non-Performing                 Accruing             Other     Total
Assets (dollars       Non-     loans past  Restruc-  real     non-
in thousands)        accrual   due 90 or    tured   estate  performing
                      loans    more days   loans     owned    assets
                      -----    ---------   -----     -----    ------
June 30, 1998
Real estate:
 Residential         $  189       $593       $ -     $ 106    $  888
 Commercial             157         35         -        36       228
 Land and land
 development            414         -          -       235       649
 Installment and
 Other                    1         -          -        -          1
Valuation reserve       -           -          -       (82)      (82)
                     ------       ----       ----    -----    ------
 Totals              $  761       $628       $ -     $ 295    $1,684
                     ======       ====       ====    =====    ======

June 30, 1997
Real estate:
 Residential         $  492       $466       $ -     $ 251    $1,209
 Commercial             285        317        274       36       912
 Land and land
 development          1,270         -          -       324     1,594
 Installment and
 Other                    7         -          -        -          7
Valuation reserve       -           -          -      (137)     (137)
                     ------       ----       ----    -----    ------
 Totals              $2,054       $783       $274    $ 474    $3,585
                     ======       ====       ====    =====    ======




Had non-accrual loans as of June 30, 1998 and 1997, been current in accordance with their original terms, gross interest income of $77,000 and $228,000 would have been recorded in net income for 1998 and 1997, respectively. The amount of interest on these loans that was included in income was $58,000 and $44,000 in 1998 and 1997, respectively. Accruing loans past due 90 days or more at June 30, 1998 consist of five residential mortgage loans and one SBA guaranteed commercial loan, all of which are in the process of collection and where the collection of accrued interest is probable. NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO and in 1998 sold $1.3 million of OREO from which net gains of $359,000 were realized. During 1998 NewMil recorded a $55,000 negative provision against the OREO valuation reserve and at June 30, 1998 the reserve was $82,000, or 21.8% of OREO.

In addition to non-performing assets, at June 30, 1998 NewMil had $7,740,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes the reserves for these loans are adequate.

Deposits and borrowings
-----------------------

Deposits increased $18.5 million, or 6.7%, during 1998 to $293.9 million, aided by the opening of two new branch offices. In July 1997 NewMil opened an in-store supermarket branch in Southbury, Connecticut, and in October 1997 opened a branch office in Norwalk, Connecticut. The Company has 15 branch offices located in Fairfield, Litchfield and New Haven Counties. All deposit categories grew during 1998. Savings, money market and NOW accounts grew $13.1 million, or 10.3%, certificates of deposit grew $3.2 million, or 2.4%, and demand deposits grew $2.2 million, or 17.4%.

The following table shows the scheduled maturities of certificates of deposit with balances in excess of $100,000 as of June 30, 1998 (in thousands):

                         Less    Within    Within    Over
                        than 3    3 - 6    6 - 12     one
                        months   months    months    year    Total
                        ------   ------    ------    ----    -----
Certificates of deposit
 over $100,000          $5,801   $2,769    $4,062   $3,845   $16,477
                        ======   ======    ======   ======   =======

Borrowings increased $24.5 million in 1998 to $37.5 million. Borrowings at June 30, 1998 consisted of Federal Home Loan Bank advances with terms ranging from one to five years and fixed rates ranging from 5.68% to 6.02%. The borrowings were used to match certain securities purchases. Borrowings at June 30, 1997 had terms of 30 days or less.


LIQUIDITY

NewMil manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The primary sources of liquidity are principal payments and maturities of securities and loans, short term borrowings through repurchase agreements and Federal Home Loan Bank advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities.

Operating activities in 1998 provided net cash flows of $3.6 million, up from $3.3 million in 1997. During 1998 investing activities used net cash of $39.2 million, principally for net security purchases. Financing activities provided net cash of $41.4 million, principally from increased deposits and borrowings, offset in part by dividends paid to shareholders and treasury stock purchases. Funds provided by operating and financing activities were utilized to fund investing activities and to increase cash and cash equivalents by $5.8 million.

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

At June 30, 1998, NewMil's liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $193.7 million, to net deposits and short term unsecured liabilities, was 62.4%, well in excess of NewMil's minimum guideline of 15%.

At June 30, 1998, NewMil had outstanding commitments to fund new loan originations of $7.3 million, construction mortgage commitments of $1.5 million and unused lines of credit of $19.3 million. NewMil has committed to the conversion of its legacy computer system to a client server, relational database system in November 1998. The cost of the new hardware and software, which includes the replacement of all teller terminals is approximately $1,400,000, of which $489,000 has been expended through June 30, 1998. This cost will be capitalized and depreciated over the fixed assets useful lives. The annual operating expense of the new system is estimated to be approximately the same as that of the present system. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


ASSET/LIABILITY MANAGEMENT AND MARKET RISK

NewMil manages interest rate risk with the objective of maintaining a high and stable net interest margin under changing interest rate environments. Interest rate risk is measured using gap analysis, to identify short- medium- and long-term interest rate risk positions, and simulation analysis, to measure the amount of short-term earnings at risk under rising and falling interest rate scenarios. NewMil seeks to manage interest rate risk within limits approved by the Board of Directors.

The following table sets forth NewMil's interest rate sensitivity position, or gap position, at June 30, 1998, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to repricing in future time periods. For the purposes of this analysis, money market deposits have been presented in the within 1 month category and savings and NOW deposits have been presented in the 2-to-3 months category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the repricing periods presented due to differences in their repricing elasticity relative to changes in the general level of interest rates.


June 30, 1998                Within    Within             Non-
(in thousands)     Within 6   7-12      1-5     After  interest-
                    months   months    years   5 years  bearing   Total
                    ------   ------    -----   -------  -------   -----
ASSETS
Securities        $ 55,127   $24,334  $55,719  $29,095 $(2,008) $162,267
Federal funds sold  25,134       -        -        -      -       25,134
Loans               85,009    30,443   39,356    9,503   3,595   167,906
Other assets           -         -        -        -    12,262    12,262
                   -------   -------  -------  ------- -------  --------
 Total assets      165,270    54,777   95,075   38,598  13,849  $367,569
                   -------   -------  -------  ------- -------  ========
SOURCE OF FUNDS
Deposits
 Demand (non
 interest-bearing)     -         -        -        -    14,520    14,520
 NOW accounts       30,202       -        -        -       -      30,202
 Money market       65,257       -        -        -       -      65,257
 Savings and other  45,180       -        -        -       -      45,180
 Certificates of
 deposit            67,555    36,830   34,298       35     -     138,718
Securities sold
 under repurchase
 agreements            -         -        -        -       -         -
Federal Home Loan
 Bank advances         -      12,500   25,000      -       -      37,500
Other liabilities      -         -        -        -     2,783     2,783
Stockholders'
 equity                -         -        -        -    33,409    33,409
 Total sources     -------    ------   ------   ------  ------  --------
 of funds          208,194    49,330   59,298       35  50,712  $367,569
Cumulative         -------    ------   ------   ------  ------  ========
 interest-rate
 sensitivity
 gap              $(42,924) $(37,477) $(1,700) $36,863 $  -
                  ========  ========  =======  ======= =======
Percent of
 total assets       (11.7)%   (10.2)%   (0.5)%   10.0%    -  %


NewMil maintains a relatively balanced position for managing interest rate risk and, at June 30, 1998, its one year cumulative gap was - $37.5 million, or 10.2% of assets. A liability sensitive gap implies that NewMil's net interest margin could be adversely affected by a sudden increase in interest rates.

NewMil simulates earnings at risk over a twelve month horizon by ramping interest rates +/-100 basis points from the current rate environment. NewMil's asset/liability management responds to changes in interest rates and market conditions. The simulation analysis incorporates numerous assumptions about balance sheet changes, including growth and product mix, product pricing and the behavior of interest rates. NewMil's policy is to ensure that the change in net income over the twelve month horizon within the +/-100 basis point band will not exceed +/-15%. The following table indicates that the estimated percentage change in net income over the next twelve month forecast horizon is within the +/-15% tolerance limit.

                Change                 % Change in
                in Rate                 Net Income
                +100 bp                      9.0%
                -100 bp                     -9.0%

Due to the numerous assumptions in the simulation analysis, actual results will differ from estimated results. Factors other than changes in interest rates could also impact net income. A significant factor in determining NewMil's ability to maintain its net interest margin in a changing interest rate environment is its ability to manage its core deposit rates. Essentially all of NewMil's deposit base is composed of local retail deposit accounts which tend to be somewhat less sensitive to moderate interest fluctuations than other funding sources and, therefore, provide a reasonably stable and cost-effective source of funds. The entry of new competitors into NewMil's market area may pressure NewMil to change its loan and deposit pricing which may negatively affect NewMil's net interest margin. NewMil structures its loan and securities portfolios to provide for portfolio repricing consistent with its interest rate risk objectives.


CAPITAL RESOURCES

During 1998 shareholders' equity increased $1,690,000, or 5.3%, to $33.4 million, while book value per share increased 5.3% to $8.71 at June 30, 1998. The increase in shareholders' equity resulted from earnings of $2,989,000 ($0.74 per share), a $284,000 decrease in the adjustment to shareholders equity for net unrealized holding losses on securities, net of taxes, $285,000 from the exercise of stock options, and $50,000 from the reissuance of treasury stock, offset by treasury stock purchases of $765,000 and cash dividends of $1,153,000 ($0.30 per share, a 39% payout ratio).

In July 1996 NewMil announced its intention to repurchase up to 10% of its outstanding common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of the repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes. During 1998 NewMil repurchased 58,000 shares, or 1.4%, of its outstanding shares of common stock. As of June 30, 1998 NewMil had repurchased 294,300 shares of its outstanding common stock, representing 72.0% of the planned repurchases, for a total consideration of $2,902,400.

Shareholders' equity at June 30, 1998 included an adjustment, net of taxes, for unrealized holding losses of $955,000 on securities transferred from available-for-sale to held-to-maturity and net unrealized holding losses of $250,000 on securities available-for-sale.
NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At June 30, 1998 NewMil's leverage capital ratio was 9.28% and its tier I and total risk-based capital ratios were 19.99% and 21.26%, respectively. At June 30, 1998 the Bank's leverage capital ratio was 9.24% and its tier I and total risk-based capital ratios were 20.48% and 21.75%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividend Restrictions
---------------------

NewMil's ability to pay dividends to its shareholders is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends by the Bank to NewMil. Under Connecticut law a bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at June 30, 1998 is $1,030,000. In some instances, further restrictions on dividends may be imposed on NewMil by the FRB.

In October 1994 NewMil resumed dividend payments with the payment of a $0.02 quarterly cash dividend, following a four year lapse. In
October 1995, 1996 and 1997 NewMil increased its quarterly cash dividend to $0.05, $0.06 and $0.08, respectively. For 1998 total dividends of $0.30 per share were paid.

NewMil believes that the payment of cash dividends to its shareholders is appropriate, provided that such payment considers NewMil's capital needs, asset quality, and overall financial condition and does not adversely affect the financial stability of NewMil or the Bank. The continued payment of cash dividends by NewMil will be dependent on NewMil's future core earnings, financial condition and capital needs, regulatory restrictions, and other factors deemed relevant by the Board of Directors of NewMil.


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The adoption of SFAS 131 is only expected to impact the presentation of financial information.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosure about Pensions and Other Post-retirement Benefits". SFAS 132 revises employers' disclosure about pension and other post-retirement benefits. It does not change the measurement or recognition of those plans. SFAS 132 is effective for years beginning after December 15, 1997. The adoption of SFAS 132 is only expected to impact the presentation of financial information.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 1999 (July 1, 1999 for NewMil). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on NewMil's results of operations or its financial position.


YEAR 2000

Because many operating systems have been programmed to use a two-digit number to represent the year (e.g., "99" for "1999"), all systems must be analyzed, and necessary software and hardware changes made, to ensure that they will function correctly when the date changes to January 1, 2000.

During 1998, NewMil developed and implemented a Year 2000 Plan to ensure that its operating systems, and those of its outside vendors and suppliers, will function correctly in the year 2000 and beyond. NewMil expects to be compliant with its Year 2000 Plan by March 31, 1999. As part of this plan NewMil has committed to the conversion of its legacy computer system to a client server, relational database system in November 1998. This system has been certified Year 2000 compliant by the supplying vendor and NewMil will be verifying compliance within the time frame of its Year 2000 Plan. The annual operating expense of the new system is estimated to be approximately the same as that of the present system. Based on current information, management believes that specific costs related to NewMil's year 2000 systems issues will not have a material impact on the operations, cash flows or financial condition of NewMil.


IMPACT OF INFLATION AND CHANGING PRICES

NewMil's financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular real estate. Sharp decreases in real estate prices have, in past years, resulted in significant loan losses and losses on real estate acquired. Inflation, or disinflation, could significantly affect NewMil's earnings in future periods.

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                           NEWMIL BANCORP, INC.
                  REPORT OF PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and
 Shareholders of NewMil Bancorp, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of NewMil Bancorp, Inc. and its subsidiary at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



 /s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
July 17, 1998


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                                     June 30,
                                                  1998      1997
                                                  ----      ----
ASSETS
Cash and due from banks                         $  5,342  $  7,168
Federal funds sold                                25,134    17,460
Securities
   Available-for-sale at market                  112,091    49,549
   Held-to-maturity at amortized
    cost (fair value: $49,911 and $68,328)        50,176    69,819
Loans (net of allowance for loan losses:
    $5,004 and $5,452)                           162,849   166,141
Other real estate owned (net of valuation
    reserve: $82 and $137)                           295       474
Bank premises and equipment, net                   6,124     6,042
Accrued interest income                            2,259     2,014
Deferred tax asset, net                            2,503     3,456
Other assets                                         796       938
                                                --------  --------
     Total Assets                               $367,569  $323,061
                                                ========  ========

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
   Demand (non-interest bearing)                $ 14,520  $ 12,369
   NOW accounts                                   30,202    25,830
   Money market                                   65,257    61,075
   Savings and other                              45,180    40,614
   Certificates of deposit                       138,718   135,504
                                                --------  --------
     Total deposits                              293,877   275,392
Securities sold under repurchase agreements          -       5,000
Federal Home Loan Bank advances                   37,500     8,000
Accrued interest and other liabilities             2,783     2,950
                                                --------  --------
     Total Liabilities                           334,160   291,342
                                                --------  --------
Commitments and contingencies                        -        -
                                                --------  --------
Shareholders' Equity
   Common stock - $.50 per share par value
    Shares authorized: 20,000,000
    Shares issued: 5,990,138 and 5,988,138         2,995     2,994
   Paid-in capital                                43,881    44,192
   Retained earnings                               8,933     7,097
   Net unrealized holding losses on
    securities available-for-sale, net of taxes     (250)     (319)
   Net unrealized holding losses on
    securities transferred to held-to-
    maturity, net of taxes                          (955)   (1,170)
   Treasury stock, at cost: 2,155,824 and
    2,153,798 shares                             (21,195)  (21,075)
                                                --------  --------
     Total Shareholders' Equity                   33,409    31,719
                                                --------  --------
     Total Liabilities and Shareholders' Equity $367,569  $323,061
                                                ========  ========

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

                                                Years ended June 30,
                                             1998      1997     1996
                                             ----      ----     ----
Interest and dividend income
 Interest and fees on loans               $15,005   $14,601  $13,919
 Interest and dividends on securities       8,886     7,531    7,655
 Interest on federal funds sold               764       719      263
                                          -------   -------  -------
  Total interest and dividend income       24,655    22,851   21,837
                                          -------   -------  -------
Interest expense
 Deposits                                  10,903    10,199    9,980
 Borrowed funds                             1,293       717      458
                                          -------   -------  -------
  Total interest expense                   12,196    10,916   10,438
                                          -------   -------  -------
Net interest and dividend income           12,459    11,935   11,399
Provision for loan losses                     250       400      400
Net interest and dividend income          -------   -------  -------
 after provision for loan losses           12,209    11,535   10,999
                                          -------   -------  -------
Non-interest income
 Service charges on deposit accounts        1,122       975      830
 Gain on sale of non-performing loan          778        -        -
 Gains on sales of mortgage loans, net        480       181       10
 Loan servicing fees                          101       111      123
 Securities (losses) gains, net              (271)       (9)      27
 Other                                        295       261      265
                                           ------    ------   ------
  Total non-interest income                 2,505     1,519    1,255
                                           ------    ------   ------
Non-interest expense
 Salaries                                   4,216     3,909    3,422
 Employee benefits                          1,183     1,076      854
 Occupancy                                  1,018       840      773
 Equipment                                    922       683      584
 Professional, collections
  and OREO                                    (44)      132      940
 Marketing                                    235       209      234
 Insurance                                     92        78      123
 Other                                      1,939     1,639    1,535
                                          -------    ------   ------
  Total non-interest expense                9,561     8,566    8,465
                                          -------    ------   ------
Income before income taxes                  5,153     4,488    3,789
Income tax provision                        2,164     1,886    1,547
                                          -------    ------   ------
Net income                                $ 2,989   $ 2,602  $ 2,242
                                          =======   =======  =======

Diluted earnings per share                  $0.74     $0.63    $0.50
                                            =====     =====    =====

Basic earnings per share                    $0.78     $0.65    $0.51
                                            =====     =====    =====

Dividends per share                         $0.30     $0.23    $0.17
                                            =====     =====    =====



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                                          Retained
                                                          earnings
                      Common       Stock      Paid-in    accumulated
                      Shares       Amount     capital     deficit)
                      ------       ------     -------     --------
Balances at
 June 30, 1995        5,965,888    $2,983     $44,145       $ 3,915
Net income for
 year                     -          -           -            2,242
Proceeds from
 exercise of
 stock options           21,500        11          76          -
Cash dividends
 paid                     -          -           -             (744)
Acquisition
 of treasury
 stock                    -          -           -             -
Proceeds from
 issuance of
 Treasury Stock           -          -             (32)        -
   Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes             -          -            -            -
                     ---------    -------     --------     --------
Balances at
 June 30, 1996       5,987,388      2,994       44,189        5,413
Net income for
 year                    -           -            -           2,602
Proceeds from
 exercise of
 stock options             750       -               3         -
Cash dividends
 paid                    -           -             -           (918)
Acquisition
 of treasury
 stock                   -           -             -           -
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes            -           -             -           -
Balances at          ---------    -------      --------    --------
 June 30, 1997       5,988,138      2,994        44,192       7,097



                                        Net unrealized
                                        gains (losses)      Total
                          Treasury      on securities    shareholders'
                           stock         net of taxes       equity
                           -----        -------------      --------
Balances at
 June 30, 1995            $(15,804)     $(2,518)          $32,721
Net income for
 year                         -            -                2,242
Proceeds from
 exercise of
 stock options                -            -                   87
Cash dividends
 paid                         -            -                 (744)
Acquisition
 of treasury
 stock                      (3,206)        -               (3,206)
Proceeds from
 issuance of
 Treasury Stock                 72         -                   40
   Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                 -             752               752
Balances at              ---------      -------          --------
 June 30, 1996             (18,938)      (1,766)           31,892
Net income for
 year                         -            -                2,602
Proceeds from
 exercise of
 stock options                -            -                    3
Cash dividends
 paid                         -            -                 (918)
Acquisition
 of treasury
 stock                      (2,137)        -               (2,137)
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                 -               277             277
Balances at               --------       --------       ---------
 June 30, 1997             (21,075)        (1,489)         31,719



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)


                                                          Retained
                                                          earnings
                      Common       Stock      Paid-in    accumulated
                      Shares       Amount     capital     deficit)
                      ------       ------     -------     --------
Balances at
 June 30, 1997        5,988,138    2,994      44,192      7,097
Net income for
 year                     -         -           -         2,989
Proceeds from
 exercise of
 stock options:
  Issuance of
   new shares             2,000        1          12       -
  Issuance of
   treasury stock         -         -           (312)      -
Cash dividends
 paid                     -         -           -        (1,153)
Acquisition
 of treasury
 stock                    -         -           -          -
Proceeds from
 issuance of
 treasury stock           -         -            (11)      -
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes             -         -            -         -
Balances at          ---------    ------      -------   -------
 June 30, 1998       5,990,138    $2,995      $43,881   $ 8,933
                     =========    ======      =======   =======


                                        Net unrealized
                                        gains (losses)      Total
                          Treasury      on securities    shareholders'
                           stock         net of taxes       equity
                          -------       -------------      --------
Balances at
 June 30, 1997            (21,075)       (1,489)           31,719
Net income for
 year                        -             -                2,989
Proceeds from
 exercise of
 stock options:
  Issuance of
   new shares                -             -                   13
  Issuance of
   treasury stock             584          -                  272
Cash dividends
 paid                        -             -               (1,153)
Acquisition
 of treasury
 stock                       (765)         -                 (765)
Proceeds from
 issuance of
 treasury stock                61          -                   50
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                -              284               284
Balances at              --------       -------           -------
 June 30, 1998           $(21,195)      $(1,205)          $33,409
                         ========       =======           =======



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                 Years ended June 30,
                                             1998     1997      1996
                                             ----     ----      ----
Operating Activities
 Net income                              $  2,989  $ 2,602   $ 2,242
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                 250      400       400
    Provision for OREO (recovery) loss        (55)     -         212
    Provision for depreciation and
     amortization                             626      587       563
    Decrease in deferred income tax asset     763      972     1,284
    Amortization and accretion of
     securities premiums and
     discounts, net                           185       58       304
    Securities losses (gains), net            271        9       (27)
    Loans originated for sale             (25,331)  (9,420)     (875)
    Proceeds from loans originated
     for sale                              25,812    9,601       885
    Realized gains on loan sales, net      (1,258)    (181)      (10)
    Realized gains on OREO sales, net        (359)    (567)     (388)
    (Increase) decrease in accrued
     interest income                         (245)    (150)       45
    (Decrease) increase in accrued interest
     expense and other liabilities           (166)    (405)      351
    Decrease (increase) in other
     assets, net                              141     (226)      (75)
     Net cash provided by                 -------   ------   -------
     operating activities                   3,623    3,280     4,911
                                          =======   ======   =======
Investing Activities
 Proceeds from sales of securities
  available-for-sale                       35,877   22,903    20,625
 Proceeds from sale of security
  held-to-maturity                          7,325      -         -
 Proceeds from maturities and principal
  repayments of securities                 44,152    5,721     4,225
 Purchases of securities
  available-for-sale                      (50,071) (25,691)  (27,914)
 Proceeds from sales of mortgage backed
  securities available-for-sale             1,042      348       942
 Purchases of mortgage backed
  securities available-for-sale           (93,403)     -         -
 Principal collected on mortgage backed
  securities                               12,196    3,327     4,710
 Loan repayments (advances), net            2,427  (15,216)   (3,215)
 Purchase of loans                           (644)     -         -
 Proceeds from sales of loans               1,835      -         -
 Proceeds from sales of OREO                1,294    2,001     2,999
 Payments to improve OREO                    (498)    (450)     (673)
 Purchases of Bank premises and equipment    (709)    (410)     (657)
     Net cash (used) provided by         --------  -------   -------
     investing activities                 (39,177)  (7,467)    1,042
                                         --------  -------   -------

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:-
(in thousands)
                                               Years ended June 30,
                                             1998     1997      1996
                                             ----     ----      ----

Financing Activities
 Net increase in deposits                  18,485   16,053    6,893
 Net repayments of
  repurchase agreements                        -    (9,776)    (723)
 FHLB advances (repayments), net           24,500    8,000   (5,000)
 Treasury stock purchased                    (765)  (2,137)  (3,207)
 Proceeds from Treasury Stock reissued         50       -        40
 Cash dividends paid                       (1,153)    (918)    (744)
 Proceeds from exercise of stock options      285        3       87
                                           ------   ------   ------
     Net cash provided (used) by
     financing activities                  41,402   11,225   (2,654)
     Increase in cash and                  ------   ------   ------
     cash equivalents                       5,848    7,038    3,299
Cash and federal funds sold, beginning
 of year                                   24,628   17,590   14,291
                                          -------  -------  -------
Cash and federal funds sold, end of year  $30,476  $24,628  $17,590
                                          =======  =======  =======
Cash paid during year
 Interest to depositors                   $10,904 $ 10,271  $ 9,933
 Interest on borrowings and
  interest rate swaps                       1,151      693      463
 Income taxes                               1,115      965      277

Non-cash transfers
 From securities held-to-maturity to
  securities available-for-sale               -        -     39,507
 From loans to OREO                           202      545    4,132
 Financed portion of OREO sales               378    1,311    1,433



NewMil Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NewMil Bancorp, Inc. ("NewMil") is the bank holding company for New Milford Savings Bank (the "Bank"), a State chartered savings bank. NewMil's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is the Company's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through 15 offices located in Litchfield, Fairfield and New Haven Counties. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

Principles of Consolidation
The consolidated financial statements include those of NewMil and its subsidiary after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to prior years' amounts to conform with the 1998 financial presentation.

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

NewMil's loans are generally collateralized by real estate located principally in Connecticut. In addition, substantially all OREO is located in Connecticut. Accordingly, the collectability of a substantial portion of the Company's loan portfolio and OREO through foreclosure is particularly susceptible to changes in market conditions.

While management uses available information to recognize losses on loans and OREO, future additions to the allowance or write-downs of OREO may be necessary based on changes in economic conditions, particularly in Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review NewMil's allowance for loan losses and valuation of OREO. Such agencies may require NewMil to recognize additions to the allowance or write-downs based on their judgements of information available to them at the time of their examination.

Effective January 1, 1997 NewMil adopted the provisions of Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishing of liabilities occurring after December 31, 1996, on a prospective basis. The adoption of this standard did not have a material effect on NewMil's financial condition or its results of operations.

Effective December 31, 1997 NewMil adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 provides accounting and reporting standards for the calculation of earnings per share intended to simplify the computation by replacing presentation of primary earnings per share with the presentation of basic earnings per share. In accordance with SFAS 128, earnings per share data for prior fiscal years has been restated.

Securities
Securities that may be sold as part of NewMil's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at their fair market value. Unrealized holding gains and losses on such securities are reported net of related taxes, if applicable, as a separate component of shareholders' equity. Securities that NewMil has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. Securities that NewMil has transferred from available-for-sale to held-to-maturity are carried at the fair value at the time of transfer, adjusted for subsequent amortization or accretion and net of applicable taxes.

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

Allowance for Loan Losses
NewMil periodically reviews the allowance for loan losses in order to maintain the allowance at a level sufficient to absorb probable credit losses. NewMil's review is based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. The allowance for loan losses is increased through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. While NewMil uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in regional economic conditions and related factors.

NewMil measures impaired loans based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. NewMil recognizes impairment by creating a valuation allowance. A loan is impaired when, based on current information, it is probable that NewMil will be unable to collect all amounts due according to the contractual terms of the loan.

Smaller-balance homogeneous loans consisting of residential mortgages and consumer loans are evaluated for collectability by NewMil based on historical loss experience rather than on an individual loan-by-loan basis. Impaired loans are primarily commercial mortgages, secured by real estate.

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

Income Taxes
Deferred income taxes are provided for differences arising in the timing of income and expenses for financial reporting and for income tax purposes using the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. NewMil provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is assured beyond a reasonable doubt.

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

Computation of Earnings per Share
Effective December 31, 1997, NewMil adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. This statement was effective for financial statements issued for periods ending after December 15, 1997 and has been applied for all periods presented.

Basic earnings per share is computed using the weighted-average common shares outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations for the three years ended June 30, were as follows:

(in thousands)                             1998      1997      1996
                                           ----      ----      ----
[S]                                        [C]        [C]       [C]
Basic                                     3,845     3,978     4,371
Effect of dilutive stock options            221       165       116
                                          -----     -----     -----
Diluted                                   4,066     4,143     4,487
                                          =====     =====     =====

Recent Accounting Pronouncements
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income, which is defined as the change in equity of a business enterprise during a period from nonowner sources. SFAS 130 is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for all prior years presented. The adoption of SFAS 130 is expected to impact the presentation of financial information only.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report financial and descriptive information about operating segments in their financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. The adoption of SFAS 131 is only expected to only impact the presentation of financial information.

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosure about Pensions and Other Post-retirement Benefits". SFAS 132 revises employers' disclosure about pension and other post-retirement benefits. It does not change the measurement or recognition of those plans. SFAS 132 is effective for years beginning after December 15, 1997. The adoption of SFAS 132 is only expected to impact the presentation of financial information.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 1999 (July 1, 1999 for NewMil). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on NewMil's results of operations or its financial position.

NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

                              Estimated   Gross un-  Gross un-   Amort-
(dollars in thousands)          fair      realized   realized    ized
                               value       gains      losses     cost
                               -----       -----      ------     ----
June 30, 1998
U.S. Treasury and Government
 Agency obligations:
  Within 1 year               $ 18,330      $ 98       $ -    $ 18,232
  After 5 and within 10 years      993        -           7      1,000
Mortgage backed securities      87,796        46        390     88,140
Collateralized mortgage
  obligations                    2,447        -         163      2,610
                              --------      ----       ----   --------
  Total debt securities        109,566       144        560    109,982
Federal Home Loan Bank stock     2,525        -          -       2,525
 Total securities             --------      ----       ----   --------
  available-for-sale          $112,091      $144       $560   $112,507
                              ========      ====       ====   ========


                              Estimated   Gross un-  Gross un-  Amort-
(dollars in thousands)          fair      realized   realized   ized
                               value       gains      losses    cost
                               -----       -----      ------    ----
June 30, 1997
U.S. Treasury and Government
 Agency obligations:
  Within 1 year               $ 6,013      $ 24      $  -      $ 5,989
  After 1 within 5 years       25,784        85           4     25,703
  After 5 and within 10 years     964       -            36      1,000
Mortgage backed securities      6,514        94          27      6,447
Collateralized mortgage
  obligations                   8,727       -           667      9,394
                              -------      ----        ----    -------
  Total debt securities        48,002       203         734     48,533
Federal Home Loan Bank stock    1,547       -           -        1,547
 Total securities             -------      ----        ----    -------
 available-for-sale           $49,549      $203        $734    $50,080
                              =======      ====        ====    =======


In 1996 securities with fair value of $39,507,000 and an amortized cost of $40,530,000 were transferred from held-to-maturity to available-for-sale. In 1995 securities with a fair value of $92,231,000 were transferred from available-for-sale to held-to-maturity. Included in shareholders' equity at June 30, 1998 and 1997 are unrealized holding losses, net of taxes, on securities transferred to held-to-maturity of $955,000 and $1,170,000, respectively, representing unrealized holding losses at the date of transfer adjusted for subsequent amortization and taxation.

Securities classified held-to-maturity (carried at amortized cost) were as follows:


(dollars in thousands)                 Gross un-   Gross un-   Estimated
                           Amortized   realized    realized      fair
                            cost(a)    gains       losses       value
                            -------    -----       ------       -----
June 30, 1998
Mortgage backed securities   $ 6,806      $ 99       $ -      $ 6,905
Collateralized mortgage
 obligations                  43,370       438        802      43,006
 Total securities            -------      ----       ----     -------
  held-to-maturity           $50,176      $537       $802     $49,911
                             =======      ====       ====     =======
June 30, 1997
Mortgage backed securities   $ 8,615      $ -      $    9     $ 8,606
Collateralized mortgage
 obligations                  61,204       207      1,689      59,722
 Total securities            -------      ----     ------     -------
  held-to-maturity           $69,819      $207     $1,698     $68,328
                             =======      ====     ======     =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.




Cash proceeds and realized gains and losses from sales of securities were as follows:

(dollars in thousands)                  Cash     Realized   Realized
                                      proceeds     gains     losses
                                      --------     -----     ------
Year ended June 30, 1998
US Government Agency securities
  Available-for-sale                   $30,009       $ 10     $ -
Mortgage backed securities
  Available-for-sale                     1,042         64       -
Collateralized mortgage obligations
  Available-for-sale                     5,868         -       242
  Held-to-maturity                       7,325         -       103
                                       -------       ----     ----
Total                                  $44,244       $ 74     $345
                                       =======       ====     ====
Year ended June 30, 1997
US Treasury securities
  Available-for-sale                   $10,222       $  2     $  1
Mortgage backed securities
  Available-for-sale                       348         17       -
Collateralized mortgage obligations
  Available-for-sale                    12,681          3       30
                                       -------       ----     ----
Total                                  $23,251       $ 22     $ 31
                                       =======       ====     ====
Year ended June 30, 1996
Mortgage backed securities
  Available-for-sale                   $   942       $  4     $ -
Collateralized mortgage obligations
  Available-for-sale                    10,551         11       62

Mutual fund, trading                    10,064         64       -
Marketable equity securities
  Available-for-sale                        10         10       -
                                       -------       ----     ----
Total                                  $21,567       $ 89     $ 62
                                       =======       ====     ====


During 1998 NewMil sold a collateralized mortgage obligation ("CMO") with an amortized cost of $7,428,000 which was classified as held-to-maturity and realized a loss of $103,000. NewMil had engaged a financial securities consultant to analyze this CMO. Based on this review NewMil determined that it was highly probable that NewMil would likely receive substantially less than the contractual interest on this CMO and that the CMO could experience a significant decline in market value. NewMil concluded that these and other changes in circumstances surrounding this CMO were isolated, non-recurring, and highly unusual, and could not have been reasonably anticipated.

At June 30, 1998 securities with a carrying value aggregating approximately $993,000 were pledged as collateral against public funds.


NOTE 3 - LOANS


The composition of the loan portfolio was as follows:

 June 30, (in thousands)                        1998         1997
                                                ----         ----
 Real estate mortgages
   One-four family residential                $ 85,274     $ 90,885
   Five or more family residential               5,500        4,812
   Commercial                                   34,878       31,850
   Land loans                                    3,571        8,334
 Commercial and industrial                      14,357       12,424
 Home equity lines of credit                    21,208       20,274
 Installment and other                           3,118        3,122
                                              --------     --------
   Total loans, gross                          167,906      171,701
 Deferred loan origination fees, net               (53)        (108)
 Allowance for loan losses                      (5,004)      (5,452)
                                              --------     --------
   Total loans, net                           $162,849     $166,141
                                              ========     ========

 Impaired loans at June 30 (in thousands)

   With no valuation allowance                    $464       $1,270
   With valuation allowance                        -            -
                                                  ----       ------
   Total impaired loans                            464        1,270
                                                  ----       ------
   Valuation allowance                             -            -
   Commitments to lend additional
     amounts to impaired borrowers                 -            -
   Average impaired loans                        1,034        2,264
   Amount of impaired loans based on:
     Discounted cash flows                         -            -
     Collateral values                             464        1,270


NewMil's loans consist primarily of residential and commercial real estate loans located principally in western Connecticut, the Company's service area. NewMil offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the NewMil's loan portfolio and the recovery of a substantial portion of real estate acquired is susceptible to changes in market conditions.



Changes in the allowance for loan losses were as follows:

 Year ended June 30, (in thousands)     1998      1997      1996
                                        ----      ----      ----
 Balance at beginning of year         $5,452    $4,866    $5,372
 Provision for losses                    250       400       400
 Charge-offs                            (706)     (124)     (919)
 Recoveries                                8       310        13
                                      ------    ------    ------
 Balance at end of year               $5,004    $5,452    $4,866
                                      ======    ======    ======



NOTE 4 - NON-PERFORMING ASSETS



The components of non-performing assets were as follows:

  June 30, (in thousands)                       1998         1997
                                                ----         ----
  Non-accrual loans                           $  761       $2,054
  Accruing loans past due
   90 days or more                               628          783
  Accruing troubled debt
    restructured loans                           -            274
                                              ------       ------
    Total non-performing loans                 1,389        3,111
  Real estate acquired in                     ------       ------
    settlement of loans                          377          611
  Valuation reserve                              (82)        (137)
    Total other real estate owned, net           295          474
                                              ------       ------
    Total non-performing assets               $1,684       $3,585
                                              ======       ======




The reductions in interest income associated with non-accrual loans were as follows:

  Year ended June 30, (in thousands)          1998    1997    1996
                                              ----    ----    ----
  Income in accordance with
    original terms                            $ 77    $228    $385
  Income recognized                             58      44      96
                                              ----    ----    ----
  Reduction in interest income                $ 19    $184    $289
                                              ====    ====    ====




NOTE 5 - BANK PREMISES AND EQUIPMENT



The components of NewMil's premises and equipment were as follows:

 June 30, (in thousands)                           1998     1997
                                                   ----     ----
 Land                                           $ 1,140  $ 1,140
 Buildings and improvements                       6,155    6,113
 Equipment                                        2,216    2,825
 Leasehold improvements                             674      557
                                                -------  -------
      Total cost                                 10,185   10,635
 Accumulated depreciation
      and amortization                           (4,061)  (4,593)
                                                -------  -------
      Bank premises and equipment, net          $ 6,124  $ 6,042
                                                =======  =======



NOTE 6 - BORROWINGS

NewMil's borrowings consist of advances from the Federal Home Loan Bank of Boston and repurchase agreements with major brokerage firms that are primary dealers in government securities. Advances from the Federal Home Loan Bank of Boston at June 30, were as follows:


  (in thousands)                               1998      1997
                                               ----      ----
  5.58% due July 2, 1997                    $   -      $2,000
  5.57% due July 9, 1997                        -       2,000
  5.57% due July 18, 1997                       -       2,000
  5.57% due July 23, 1997                       -       2,000
  5.68% due March 3, 1999                    12,500       -
  5.80% due March 3, 2000                    10,000       -
  5.91% due March 5, 2001                     7,500       -
  6.02% due March 4, 2002                     5,000       -
  6.00% due March 3, 2003                     2,500       -
                                            -------    ------
    Total                                   $37,500    $8,000
                                            =======    ======



The following is an analysis of repurchase agreements:


  (dollars in thousands)                      1998         1997
                                              ----         ----
  Repurchase agreements
  Borrowings at June 30
    maturing 30 days or less                 $  -     $5,000
  Average borrowings during year                493    6,713
  Maximum month-end borrowings                5,000   14,776
  Accrued interest expense at June 30           -         21
  Weighted average rate at June 30              -  %    5.64%
  Weighted average rate during year            5.71     5.47
  Amount at risk by broker:
    Salomon Brothers                         $  -     $2,629
  Collateral at June 30
    Carrying amount                             -      7,606
    Market value                                -      7,585
    Accrued interest income                     -         44



NewMil has a pre-approved line of credit of up to 2% of total assets with the Federal Home Loan Bank of Boston ("FHLBB") under the FHLBB's IDEAL Way Line of Credit Program. These advances are one-day variable rate loans with automatic rollover. Under an agreement with the FHLBB NewMil is required to maintain qualified collateral, as defined in the FHLBB's Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. NewMil maintains qualified collateral in excess of the amount required to support the outstanding advances and the pre-approved line of credit at June 30, 1998.


NOTE 7 - INCOME TAXES

NewMil provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:


  (in thousands)
  Year ended June 30,                      1998     1997     1996
                                           ----     ----     ----
  Current provision (benefit)
    Federal                              $  888   $  896   $  223
    State                                   513      (26)      40
                                         ------   ------   ------
      Total                               1,401      870      263
                                         ------   ------   ------
  Deferred provision
    Federal                                 690      641      949
    State                                    73      375      335
                                         ------   ------   ------
      Total                                 763    1,016    1,284
                                         ------   ------   ------
  Income tax provision                   $2,164   $1,886   $1,547
                                         ======   ======   ======



The following is a reconciliation of the expected federal statutory tax to the income tax provision:


  Year ended June 30,                    1998    1997     1996
                                         ----    ----     ----
  Income tax at statutory
   federal tax rate                      34.0%   34.0%    34.0%
  Connecticut Corporation tax,
   net of federal tax benefit             7.5     5.1      6.5
   Other                                  0.5     2.9      0.3
                                        -----   -----    -----
   Effective income tax rates            42.0    42.0     40.8
                                        =====   =====    =====

The components of NewMil's net deferred tax asset were as follows:


  (in thousands)
  June 30, 1998                                Federal   State
                                               -------   -----
 Deferred tax assets
   Unrealized losses on securities
     available-for-sale and transferred
     to held-to-maturity                       $  612    $  191
   Capital loss carry-forwards                    143        35

   Bad debt expense, book                       1,540       475

   Losses on real estate acquired                  45        14

   Accrued pension expense                        151        47

   Deferred income                                 50        15

   Other                                          162        50
                                               ------     -----
   Total deferred tax assets                    2,703       827
                                               ------     -----
 Deferred tax liabilities
   Bad debt expense, tax                          638       197

   Deferred income                                 13         1
                                               ------      ----
   Total deferred tax liabilities                 651       198
                                               ------      ----
 Net deferred tax asset                         2,052       629

 Valuation reserve                               (143)      (35)
                                               ------      ----
   Net deferred tax asset                      $1,909     $ 594
                                               ======     =====

  June 30, 1997                                Federal    State
                                               -------    -----
 Deferred tax assets
   Unrealized losses on securities
     available-for-sale and transferred
     to held-to-maturity                       $  734     $ 258
   Capital loss carry-forwards                    668       201

   Bad debt expense, book                       1,659       573

   Losses on real estate acquired                  76        26

   Accrued pension expense                        184        64

   Deferred income                                 23         8

   Other                                          282        97

   Tax credits                                    566       -
                                               ------    ------
   Total deferred tax assets                    4,192     1,227
                                               ------    ------
 Deferred tax liabilities
   Bad debt expense, tax                          840       290

   Deferred income                                  8         1
                                               ------    ------
   Total deferred tax liabilities                 848       291
                                               ------    ------
 Net deferred tax asset                         3,344       936

 Valuation reserve                               (623)     (201)
                                               ------    ------
   Net deferred tax asset                      $2,721    $  735
                                               ======    ======




The allocation of deferred tax expense involving items charged to current year income and items charged directly to shareholders' equity for the years ended June 30, are as follows:


  (in thousands)                                 Federal     State
                                                 -------     -----
  June 30, 1998
  Deferred tax expense allocated to:
   Shareholders' equity                            $ 122     $  68
   Income                                            690        73
                                                   -----     -----
  Total deferred tax expense                       $ 812     $ 141
                                                   =====     =====
  June 30, 1997
  Deferred tax expense allocated to:
   Shareholders' equity                            $ 148     $  37
   Income                                            641       375
                                                   -----     -----
  Total deferred tax expense                       $ 789     $ 412
                                                   =====     =====



NewMil will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. At June 30, 1998, NewMil recorded a valuation reserve of $143,000 and $35,000 against federal and state deferred tax assets, respectively, representing capital loss carry-forwards which NewMil does not expect to utilize.

NOTE 8 - RETIREMENT PLANS

NewMil has a non-contributory defined benefit pension plan (the "Pension Plan") covering all eligible employees. Since September 1, 1993 benefit accruals have been suspended under the Pension Plan for all employees. The accrued benefits are primarily based on compensation and length of service. Pension Plan assets consist principally of cash, money market funds, bonds and equity securities. The funded status of the Pension Plan at March 31 was as follows:


   March 31, (in thousands)                        1998       1997
                                                   ----       ----
   Actuarial present value of benefit
   obligations:
        Vested benefit obligation                $(5,875)   $(5,332)
        Accumulated benefit obligation           $(5,875)   $(5,337)
                                                 =======    =======
        Projected benefit obligation             $(5,875)   $(5,337)
        Plan assets at fair value                  7,820      6,145
                                                 -------    -------
   Plan assets in excess of
        projected benefit obligation               1,945        808
   Unrecognized net gain                          (2,146)    (1,089)
                                                 -------    -------
   Accrued pension cost included
        in other liabilities                     $  (201)   $  (281)
                                                 =======    =======


The components of net pension expense are as follows:


     Year ended June 30, (in thousands)         1998    1997     1996
                                                ----    ----     ----
     Interest cost on projected
       benefit obligation                    $   314   $ 295    $ 289
     Actual return on plan assets             (1,882)   (703)    (264)
     Net amortization and deferral             1,488     344       -
                                             -------   -----    -----
       Net pension (income) expense          $   (80)  $ (64)   $  25
                                             =======   =====    =====
     Actuarial assumptions:
       Weighted average discount rate            6.0%    6.0%     6.0%
       Expected long term rate of
         return on plan assets                   6.0     6.0      6.0


No contributions were made to the Pension Plan in 1998, 1997 or 1996. NewMil has a supplemental pension plan which provides retirement benefits to a key employee who is not included in the Pension Plan.

NewMil has a 401(k) Savings Retirement Plan covering all eligible employees. Participants may contribute up to 15% of their compensation, subject to a maximum of $10,000 per year in 1998.
NewMil contributes amounts equal to 50% of annual employee contributions up to 6% of participants' compensation. Employees are fully vested in NewMil's contributions after five years of service. NewMil contributed $74,875, $61,972 and $56,196 to the Plan in 1998, 1997 and 1996, respectively. This plan allows for NewMil to make non-contributory profit sharing contributions. No profit sharing contributions were made in 1998, 1997 or 1996.

NewMil provides post-retirement health benefits for current retirees and eligible employees. Post-retirement life insurance benefits are provided for employees that were eligible for retirement as of October 1, 1993 and current retirees. The cost of post-retirement health care benefits is shared by NewMil and the retiree, and benefits are based on deductible and coinsurance provisions. The post-retirement life insurance benefits are non-contributory, and benefits are based on a percentage of the base pay at retirement. Effective October 1, 1993 NewMil suspended certain post-retirement benefits and introduced a co-pay provision for new employees hired on or after October 1, 1993. NewMil does not advance-fund its post-retirement health care and life insurance benefit plan. Post-retirement expense for 1998, 1997 and 1996 was $50,000, $60,000 and $60,000, respectively.


NOTE 9 - SHAREHOLDERS' EQUITY

Capital Requirements
--------------------

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank was classified, as of its most recent notification, as "well capitalized". At June 30, 1998, the Bank's actual regulatory capital position as compared to both the capital position as defined "For Capital Adequacy Purposes" and "To Be Well Capitalized Under Prompt Corrective Action Provisions" is as follows:

                                                    For Capital
(dollars in thousands)          Actual            Adequacy Purposes
                            Amount   Ratio        Amount      Ratio
                            ------   -----        ------      -----
As of June 30, 1998
  Tier one leverage        $34,463   9.24%   >=   $14,918  >=  4.00%
  Tier one risk-based       34,463  20.48    >=     6,731  >=  4.00
  Total risk-based          36,602  21.75    >=    13,463  >=  8.00
As of June 30, 1997
  Tier one leverage         32,466  10.02    >=    12,961  >=  4.00
  Tier one risk-based       32,466  18.62    >=     6,974  >=  4.00
  Total risk-based          34,685  19.89    >=    13,948  >=  8.00

                                                To Be Well Capitalized
                                              Under Prompt Corrective
                                                 Action Provisions
                                                   Amount     Ratio
                                                   ------     -----
As of June 30, 1998
  Tier one leverage                          >=   $18,648  >=  5.00%
  Tier one risk-based                        >=    10,097  >=  6.00
  Total risk-based                           >=    16,829  >= 10.00
As of June 30, 1997
  Tier one leverage                          >=    16,201  >=  5.00
  Tier one risk-based                        >=    10,461  >=  6.00
  Total risk-based                           >=    17,435  >= 10.00



Restrictions on Subsidiary's Dividends and Payments
---------------------------------------------------

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at June 30, 1998 is $1,030,000. In some instances, further restrictions on dividends may be imposed on NewMil by the FRB.


NOTE 10 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to related parties are as follows:


                                                   Principal
(in thousands)                          Officers/    share-
                                        directors   holders     Total
                                        ---------   -------     -----
Year ended June 30, 1998
Balance, beginning of year                  $ 583     $ -       $ 583

Advances                                       70       -          70
Repayments                                    (76)      -         (76)

Change in related party
  status (Note a)                              38                  38
                                            -----     -----     -----
Balance, end of year                        $ 615     $ -       $ 615
                                            =====     =====     =====

Year ended June 30, 1997
Balance, beginning of year                  $ 212     $ -       $ 212

Advances                                      610       -         610
Repayments                                   (239)      -        (239)
                                            -----     -----     -----
Balance, end of year                        $ 583     $ -       $ 583
                                            =====     =====     =====



Note a. Adjustment to exclude loans outstanding to persons who are no longer considered related parties, as well as, to add loans previously outstanding to persons who became related parties during the year.


NOTE 11 - STOCK OPTIONS

NewMil's 1986 Stock Option and Incentive Plan (the "1986 Plan") authorizes the granting of both incentive and non-incentive options and stock appreciation rights (SARS) to officers and other key employees by the Salary and Benefits Committee of the Board. The 1986 Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price not less than 85% of the fair market value of NewMil's stock on the date of the grant. Changes in outstanding stock option and SARS were as follows:


                          Number of options           Weighted
                          -----------------           average
                       Without  With                  exercise
                        SARS    SARS     Total          price
                        ----    ----     -----        --------
June 30, 1995         239,820   9,900   249,720        $4.295
  Granted             154,500     -     154,500         6.433
  Exercised           (21,500)    -     (21,500)        4.052
  Lapsed               (2,200) (1,900)   (4,100)        7.676
                      -------   -----   -------
June 30, 1996         370,620   8,000   378,620         4.968
  Granted                 -       -         -
  Exercised              (750)    -        (750)        3.833
  Lapsed                 (334) (8,000)   (8,334)       10.945
                      -------   -----   -------
June 30, 1997         369,536     -     369,536         4.835
  Granted                 -       -         -
  Exercised           (52,701)    -     (52,701)        5.362
  Lapsed               (1,084)    -      (1,084)        6.726
                      -------   -----   -------
June 30, 1998         315,751     -     315,751         4.953
                      ======    =====   =======


All stock options outstanding as of June 30, 1998 were exercisable.

As of June 30, 1998 options to purchase 101,548 shares of Common Stock were available to be granted under the 1986 Stock Option and Incentive Plan.

NewMil's 1992 Stock Option Plan for Outside Directors (the "1992 Plan") provides for automatic grants of options to non-employee directors who were participants on the effective date of the plan and were reelected as non-employee directors. At the annual meeting in 1995 the plan was amended so that all non-employee directors would be granted 2,000 options at June 30th of each subsequent year. The 1992 Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price of not less than the fair market value of NewMil's stock on the date of the grant. Changes in outstanding stock options were as follows:

                                                     Weighted
                                                     average
                            Number of                exercise
                             Options                   Price
                             -------                 -------
   June 30, 1995              66,000                  $3.205
   Granted                    18,000                   6.813
   Lapsed                        -                     -
   June 30, 1996              84,000                   4.000
                             -------
   Granted                    12,000                  11.188
   Lapsed                        -                     -
                             -------
   June 30, 1997              96,000                   4.898
   Granted                    17,000                  12.783
   Lapsed                        -                     -
                             -------
   June 30, 1998             113,000                   6.085
                             =======



All stock options outstanding as of June 30, 1998 were exercisable. As of June 30, 1998 options to purchase 17,000 shares of Common Stock were available to be granted under the 1992 Stock Option Plan for Outside Directors.

 The following table summarizes information about NewMil's Employee and Director Stock Option Plans, as of June 30, 1998:


                         Number of      Weighted
                          options       average         Weighted
       Range of        outstanding      remaining       average
       exercise            and         contractual      exercise
         price         exercisable        life           price
         -----         -----------        ----           -----
   $ 3.00 - $ 5.99       253,950          5.0          $ 3.72
     6.00 -   8.99       145,801          7.0            6.55
     9.00 -  11.99        12,000          9.0           11.19
    12.00 -  12.84        17,000          9.8           12.78
                         -------         ----          ------
                         428,751         6.03          $ 5.25
                         =======         ====          ======


Effective July 1, 1996 NewMil adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123 NewMil has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plans. Accordingly, no compensation expense has been recognized for options granted under its Plans. Had compensation cost for the NewMil's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, NewMil's net income and diluted earnings per share would have been reduced to the proforma amounts indicated below.


                                  Net income         Earnings per
Year ended June 30,             (in thousands)      share, diluted
                                --------------      --------------
1998
  As reported                      $2,989                $0.74
  Pro forma                         2,938                 0.72

1997
  As reported                      $2,602                $0.63
  Pro forma                         2,567                 0.62

1996
  As reported                      $2,242                $0.50
  Pro forma                         1,977                 0.44


The fair value of each option grant was estimated on the date of grant using the Roll-Geske Model for pricing American call options with dividends, with the following weighted average assumptions used for grants:



                                    1998        1997      1996
                                    ----        ----      ----
Dividend yield                      1.54%       1.61%     2.79%
Expected volatility                30.00       30.00     35.00
Risk-free interest rate             5.37        6.49      6.60
Expected lives, years                 10          10        10
Fair value of options
  granted during year              $5.06       $4.90     $2.60


NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit which are not reflected in the accompanying financial statements. At June 30, 1998 NewMil had commitments under outstanding construction mortgages of $1,501,000, unused lines of credit of $19,268,000 and outstanding commitments to fund loans of $7,254,000. At June 30, 1997 NewMil had commitments under outstanding construction mortgages of $759,000, unused lines of credit of $17,670,000 and outstanding commitments to fund loans of $5,022,000. NewMil does not anticipate any material losses as a result of these transactions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. NewMil's exposure to credit loss in the event of non-performance by the other party to the commitment is represented by the contractual amount of the instrument. The exposure to credit loss is limited by evaluating the customer's credit worthiness on a case-by-case basis and by obtaining collateral if deemed necessary.
Collateral held generally includes residential and commercial properties. NewMil generally requires an initial loan to value ratio of no greater than 80% when real estate collateralizes a loan commitment.

NewMil has committed to the conversion of its legacy computer system to a client server, relational database system in November 1998. The cost of the new hardware and software, which includes the replacement of all teller terminals is approximately $1,400,000, of which $489,000 has been expended through June 30, 1998. This cost will be capitalized and depreciated over the fixed assets useful lives. The annual operating expense of the new system is estimated to be approximately the same as that of the present system.

NewMil leases facilities under operating leases which expire at various dates through 2004. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by NewMil. Rent expense totaled $232,240, $167,041 and $129,820 for 1998, 1997 and
1996, respectively. Future minimum lease payments at June 30, 1998 are as follows:

               1999                         $279,222
               2000                          203,940
               2001                          148,716
               2002                          117,789
               2003                           58,155
               After 2003                     70,140
                                            --------
                                            $877,962
                                            ========


NOTE 13 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires NewMil to disclose fair value information for certain of its financial instruments, including loans, securities, deposits, borrowings, interest rate swaps and other such instruments. Quoted market prices are not available for a significant portion of NewMil's financial instruments and, as a result, the fair values presented may not be indicative of net realizable or liquidation values. Fair values are estimates derived using present value or other valuation techniques and are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics, and other factors. In addition, fair value estimates are based on market conditions and information about the financial instrument at a specific point in time. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Such items include mortgage servicing, core deposit intangibles and other customer relationships, premises and equipment, foreclosed real estate and income taxes. In addition, the tax ramifications relating to the realization of the unrealized gains and losses may have a significant effect on fair value estimates and have not been considered in the estimates.

The following is a summary of the methodologies and assumptions used to estimate the fair value of NewMil's financial instruments pursuant to SFAS 107.

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

Loans: Fair values for residential mortgage and consumer installment loans were estimated by discounting cash flows, adjusted for prepayments. The discount rates used for residential mortgages were secondary market yields for residential mortgage loans, net of servicing and adjusted for risk. The discount rates used for consumer installment loans were current rates offered by NewMil. Fair values for commercial loans were estimated by assessing credit risk and interest rate risk. Such loans were valued by discounting estimated future cash flows at a rate that incorporates both interest and credit risk.

Deposit liabilities: The fair value for demand, savings and certain money market deposits is equal to the amount payable on demand at the balance sheet date which is equal to the carrying value. The fair value of certificates of deposit was estimated by discounting cash flows using rates currently offered by NewMil for deposits of similar remaining maturities.

The carrying values and estimated fair values of NewMil's financial instruments are as follows:


June 30,                             1998                 1997
                              --------------------  -------------------
(dollars in thousands)                   Estimated            Estimated
                               Carrying    fair     Carrying    fair
                                 value    value       value    value
                                 -----    -----       -----    -----
Financial Assets
 Cash and due from banks        $  5,342 $  5,342   $  7,168 $  7,168
 Federal funds sold               25,134   25,134     17,460   17,460
 Securities available for sale   112,091  112,091     49,549   49,549
 Securities held to maturity      50,176   49,911     69,819   68,328
 Loans                           167,906  169,692    171,701  169,989
 Allowance for loan losses        (5,004)     -       (5,452)     -
 Deferred loan origination
  fees, net                          (53)     -         (108)     -
                                 -------  -------    -------  -------
 Loans, net                      162,849  169,692    166,141  169,989
 Accrued interest receivable       2,259    2,259      2,014    2,014

Financial Liabilities
 Deposits
  Demand (non-interest bearing) $ 14,520 $ 14,520   $ 12,369 $ 12,369
  NOW accounts                    30,202   30,202     25,830   25,830
  Money market                    65,257   65,257     61,075   61,075
  Savings and other               45,180   45,180     40,614   40,614
  Certificates of deposit        138,718  139,385    135,504  136,392
                                 -------  -------    -------  -------
   Total deposits                293,877  294,544    275,392  276,280
 Securities sold under
  repurchase agreements             -       -          5,000    5,000
 FHLB advances                    37,500   37,988      8,000    8,000
 Accrued interest payable            233      233         92       92




NOTE 14 - NEWMIL BANCORP, INC. (parent company only) FINANCIAL
INFORMATION

The unconsolidated balance sheets of NewMil Bancorp, Inc. at June 30, and its statements of income and cash flows for each of the years ended June 30, are presented as follows:


Balance Sheets                          June 30,   June 30,
(in thousands)                             1998       1997
                                           ----       ----
Assets

  Due from bank                         $    75    $   692
  Investment in New Milford
    Savings Bank                         32,454     30,977
  Other assets                              891         86
                                        -------    -------
    Total Assets                        $33,420    $31,755
                                        =======    =======

Liabilities and Shareholders'
  Equity
  Liabilities                           $    11    $    36
  Shareholders' equity                   33,409     31,719
    Total Liabilities and               -------    -------
      Shareholders' Equity              $33,420    $31,755
                                        =======    =======


Statements of Income                     Years ended June 30,
(in thousands)                         1998      1997      1996
                                       ----      ----      ----
Interest income                      $  -      $  -     $    36
Dividends from subsidiary             1,155     2,919     3,743
Expenses                                163       166       172
                                     ------    ------   -------
Income before taxes and
  undistributed net income
  of subsidiary                         992     2,753     3,607
Income tax benefit                      -         -         (81)
                                     ------    ------    ------
Income before equity in
  undistributed net income
  of subsidiary                         992     2,753     3,688
Equity in undistributed
  (equity distributed in
  excess of) net income
  of subsidiary                       1,997      (151)   (1,446)
                                    -------   -------   -------
Net income                          $ 2,989   $ 2,602   $ 2,242
                                    =======   =======   =======


Parent Company Only Financial Information continued:


Statements of Cash Flows                Years ended June 30,
(in thousands)                           1998      1997      1996
                                         ----      ----      ----
Net income                             $ 2,989   $ 2,602   $ 2,242
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
    Equity in undistributed
      (equity distributed in
      excess of) net income
      of subsidiary                     (1,997)      151      1,446
    Other                                  (26)       34       (89)
      Net cash provided by              ------    ------    ------
      operating activities                 966     2,787     3,599
                                        ------    ------    ------
Investing Activities:
  Net decrease in note
    receivable from subsidiary             -         -       1,100
                                        ------    ------    ------
      Net cash provided by
      investing activities                 -         -       1,100
Financing Activities:
  Cash dividends paid                   (1,153)     (918)     (744)
  Proceeds from Treasury Stock
    issued                                  50       -          40
  Treasury stock purchased                (765)   (2,137)   (3,207)
  Proceeds from exercise of
    stock options                           285        3        87
      Net cash used by                     ----      ---      ----
      financing activities              (1,583)   (3,052)   (3,824)
(Decrease) increase in cash            -------   -------   -------
  and cash equivalents                    (617)     (265)      875
Cash and cash equivalents,
  beginning of year                        692       957        82
Cash and cash equivalents,             -------   -------   -------
  end of year                          $    75   $   692   $   957
                                       =======   =======   =======




QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for 1998 and 1997 is as follows (in thousands except ratios and per share amounts):


                                       Year ended June 30, 1998
                                June 30,   Mar 31,   Dec 31,  Sept 30,
                                --------   -------   -------  --------
Statement of Income
Interest and dividend
  income                        $6,442    $6,352    $5,969    $5,892
Interest expense                 3,311     3,194     2,865     2,826
Net interest income              3,131     3,158     3,104     3,066
Provision for loan losses           50        50        50       100
Non-interest income:
  Securities gains (losses), net    -         10      (258)      (23)
  Gains on sales of
    loans, net                     244        89        82        65
  Service fees and other           406       361       380       371
  Gain on sale of
    non-performing loan            778        -         -         -
Non-interest expense             3,072     2,275     2,042     2,172
Income before income taxes       1,437     1,293     1,216     1,207
Income tax provision               604       543       511       506
Net income                         833       750       705       701

Financial Condition
Total assets                   367,569  $370,276  $355,526  $317,407
Loans, net                     162,849   169,206   165,684   164,561
Allowance for loan losses        5,004     4,998     5,546     5,544
Securities                     162,267   181,527   166,343   121,888
Deposits                       293,877   289,335   285,516   278,328
Borrowings                      37,500    44,500    34,000     4,000
Shareholders' equity            33,409    32,989    33,143    32,295
Non-performing assets            1,684     2,321     3,212     4,325

Per Share Data
Earnings, diluted                $0.21     $0.18     $0.17     $0.17
Cash dividends                    0.08      0.08      0.08      0.06
Book value                        8.71      8.59      8.54      8.42
Market price: (a)
  High                          14.625    14.000    14.500    14.250
  Low                           12.750    12.500    12.188    10.875

Statistical Data
Net interest margin               3.52%     3.67%     3.95%     3.97%
Efficiency ratio                 67.38     62.88     61.73     62.43
Return on average assets          0.91      0.85      0.87      0.88
Return on average
  shareholders' equity            9.94      8.98      8.56      8.67
Weighted average equivalent
  shares outstanding,
  diluted                        4,053      4,065    4,061     4,067


Quarterly Financial Data (unaudited) continued:

                                       Year ended June 30, 1997
                                June 30,   Mar 31,   Dec 31,  Sept 30,
                                --------   -------   -------  --------
Statement of Income
Interest and dividend
  income                         $5,789    $5,788    $5,656    $5,621
Interest expense                  2,818     2,731     2,696     2,671
Net interest income               2,968     3,057     2,960     2,950
Provision for loan losses           100       100       100       100
Non-interest income:
  Securities gains (losses), net      1        -         (5)       (5)
  Gains on sales of
    loans, net                       52        55        48        26
Service fees and other              357       319       340       331
Non-interest expense              2,109     2,167     2,131     2,159
Income before income taxes        1,169     1,164     1,112     1,043
Income tax provision                492       489       467       438
Net income                          677       675       645       605

Financial Condition
Total assets                   $323,061  $317,013  $311,863  $306,171
Loans, net                      166,141   163,876   158,545   155,794
Allowance for loan losses         5,452     5,084     5,022     4,931
Securities                      119,368   122,766   117,254   119,064
Deposits                        275,392   268,916   263,854   258,179
Borrowings                       13,000    13,071    13,071    13,071
Shareholders' equity             31,719    31,593    32,739    32,172
Non-performing assets             3,585     4,131     5,084     5,683

Per Share Data
Earnings, diluted                 $0.17     $0.16     $0.15     $0.14
Cash dividends                     0.06      0.06      0.06      0.05
Book value                         8.27      8.13      8.10      7.96
Market price: (a)
  High                           11.750     9.750     9.750     7.500
  Low                             8.875     8.750     7.000     6.750

Statistical Data
Net interest margin                3.87%     4.08%     3.99%     4.01%
Efficiency ratio                  62.43     63.16     63.75     65.38
Return on average assets           0.85      0.87      0.84      0.79
Return on average
  shareholders' equity             8.50      8.26      7.84      7.49
Weighted average equivalent
  shares outstanding,
  diluted                         4,030     4,153     4,199     4,179


NewMil Bancorp, Inc.'s Common Stock, par value $.50 per share ("Common Stock") trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: NMSB. As of August 27, 1998, there were 1,630 shareholders of record of the Company's Common Stock.

(a) The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosures between NewMil and its independent accountants for which a Form 8-K was required to be filed during the two most recent fiscal years or for the period from June 30, 1998 to the date hereof.




PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears on pages 5 through 7 of NewMil's Proxy Statement dated September 14, 1998 for the 1998 Annual Meeting of Shareholders, under the captions "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item appears on pages 7 through 13 of NewMil's Proxy Statement dated September 14, 1998 for the 1998 Annual Meeting of Shareholders, under the captions "Executive Compensation"; "Employee Benefit Plans"; "Report of the Board on Executive Compensation"; and "Performance Graph". Such information is incorporated herein by reference and made a part hereof.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information required by this item appears on pages 5 through 7 of NewMil's Proxy Statement dated September 14, 1998 for the 1998 Annual Meeting of Shareholders, under the caption "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears on page 13 of NewMil's Proxy Statement dated September 14, 1998 for the 1998 Annual Meeting of Shareholders, under the caption "Transactions with Management and Others". Such information is incorporated herein by reference and made a part hereof.


PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as exhibits to this report and appear on the pages indicated.

     Financial Statements
     --------------------
          None.

(b)  Reports on Form 8-K
     -------------------
          None.

(c)  Exhibits
     --------

The following documents are filed as Exhibit to this Form 10-K, as required by Item 601 of Regulation S-K.

     Exhibit No.              Description

     3.1 Certificate of Incorporation of NewMil (incorporated by reference to Exhibit 3.1 to NewMil's Registration
               Statement on Form S-4 (No. 33-10693) filed on December
               9, 1986)

     3.1.1 Amendment to Certificate of Incorporation of NewMil increasing authorized shares of common stock from 6,000,000 to 20,000,000 (incorporated by reference to the Registrant's 1994 Proxy Statement dated September 23, 1994, page A-1).

     3.2       Bylaws of NewMil (incorporated by reference to Exhibit
               3.2 to NewMil's Registration Statement on Form S-4 (No. 33-10693) filed on December 9, 1986)

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

     10.8 Dividend reinvestment plan for NewMil Bancorp's shareholders (incorporated by reference to the Registrant's 1996 Form 10-K).

     10.9      Change in control agreements between New Milford
               Savings Bank and management (Messrs. Grant and McMahon, Ms. Farrell and Ms. Shannon) (incorporated by reference to the Registrant's 1996 Form 10-K).

     10.10 The Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's 1995 Proxy Statement dated September 20, 1995, pages B-1 to B-4).

     10.11 The consulting agreement between New Milford Savings Bank and Anthony J. Nania.

     10.12     The Amended 1986 Stock Option and Incentive Plan
               (extending term until 2005 and increasing shares to 525,000), approved by shareholders October 1997.

     10.13 First and Second Amendments to Employment Agreement of Francis J. Wiatr, as of August, 1998.

     10.14     Amendment to Bylaws of New Mil.

     11.1      Statement regarding Computation of Net Income Per
               Common Share.

     18.3      Consent of PricewaterhoueCoopers LLP.

     20.1 Proxy Statement dated September 14, 1998 for the Annual Meeting of Shareholders, of NewMil Bancorp, Inc.

     21.1      Subsidiaries of the Registrant.

(d)  Financial Statement Schedules
     -----------------------------

No financial statement schedules are required to be filed as Exhibits pursuant to Item 14(d).


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     NEWMIL BANCORP, INC.

     /s/ Francis J. Wiatr
     Francis J. Wiatr
     Chairman of the Board, President
     and Chief Executive Officer
     September XX, 1998


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.


/s/ Willis H. Barton, Jr.
Willis H. Barton, Jr.
Director
September 22, 1998


/s/ Herbert E. Bullock
Herbert E. Bullock
Director
September 22, 1998


/s/ Joseph Carlson II
Joseph Carlson II
Director
September 22, 1998



/s/ Laurie G. Gonthier
Laurie G. Gonthier
Director
September 22, 1998


/s/ Dr. John V. Haxo
Dr. John V. Haxo
Director
September 22, 1998



/s/ Betty F. Pacocha
Betty F Pacocha
Director and Secretary
September 22, 1998


/s/ Suzanne L. Powers
Suzanne L. Powers
Director
September 22, 1998


/s/ Francis J. Wiatr
Francis J. Wiatr
Chairman of the Board, President
and Chief Executive Officer
September 22, 1998


/s/ Mary C. Williams
Mary C. Williams
Director
September 22, 1998


/s/ B. Ian McMahon
B. Ian McMahon
Chief Financial Officer
September 22, 1998