Form 10-Q
period 1998-09-30
NEWMIL BANCORP INC
filed 1998-11-16
CIK 807524

Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended
                        September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of September
30, 1998 is 3,837,014.


               NEWMIL BANCORP, INC. and SUBSIDIARY

                        TABLE OF CONTENTS


                                                             Page

                  PART I  FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Balance Sheets as of
       September 30, 1998 and June 30, 1998. . . . . . . . . . .3

       Consolidated Statements of Income
       for the three month periods
       ended September 30, 1998 and 1997 . . . . . . . . . . . .4

       Consolidated Statements of Changes in
       Shareholders' Equity for the three month
       periods ended September 30, 1998 and 1997 . . . . . . . .5

       Consolidated Statements of Cash Flows
       for the three month periods ended
       September 30, 1998 and 1997 . . . . . . . . . . . . . . .6

       Notes to Consolidated Financial Statements. . . . . . . .7

Item 2 Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations . . . . . . . . . . . . . . . . . . . . . 12

Item 3 Quantitative and Qualitative Disclosures
       about Market Risk . . . . . . . . . . . . . . . . . . . 22


                    PART II  OTHER INFORMATION

Item 1 Legal Proceedings . . . . . . . . . . . . . . . . . . . 23

Item 4 Submission of matters to a vote of
       security holders. . . . . . . . . . . . . . . . . . . . 23

Item 5 Other information . . . . . . . . . . . . . . . . . . . 23

Item 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . 23

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                          September 30, June 30,
                                              1998        1998
ASSETS                                        ----        ----
------
Cash and due from banks                   $  7,407    $  5,342
Federal funds sold                          13,352      25,134
Securities:
 Available-for-sale at market              119,055     112,091
 Held-to-maturity at amortized cost
  (market value: $48,827 and $49,911)       47,950      50,176
Loans (net of allowance for
 loan losses: $5,005 and $5,004)           169,668     162,849
Other real estate owned
 (net of valuation reserve: $63 and $82        308         295
Bank premises and equipment, net             6,650       6,124
Accrued income                               2,464       2,259
Deferred tax asset, net                      2,036       2,503
Other assets                                   887         796
                                           -------     -------
    Total Assets                          $369,777    $367,569
                                           =======     =======

LIABILITIES and SHAREHOLDERS' EQUITY
------------------------------------
Deposits
 Demand (non-interest                     $ 15,134    $ 14,520
 NOW accounts                               30,961      30,202
 Money market                               66,540      65,257
 Savings and other                          46,303      45,180
 Certificates of deposit                   136,385     138,718
                                           -------     -------
    Total deposits                         295,323     293,877
Federal Home Loan Bank advances             37,500      37,500
Accrued interest and other liabilities       2,381       2,783
                                           -------     -------
    Total Liabilities                      335,204     334,160
                                           -------     -------
Commitments and contingencies                  -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,990,138 and 5,990,138 shares    2,995       2,995
 Paid-in capital                            43,823      43,881
 Retained earnings                           9,428       8,933
 Unrealized gains (losses) on securities
  available-for-sale, net                      373        (250)
 Unrealized losses on securities transferred
  to held-to-maturity, net                    (878)       (955)
 Treasury stock, at cost - 2,153,124
  and 2,155,824 shares                     (21,168)    (21,195)
                                           -------     -------
    Total Shareholders' Equity              34,573      33,409
                                           -------     -------
    Total Liabilities and Shareholders'
       Equity                             $369,777    $367,569
                                           =======     =======

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME

(in thousands except per share amounts)
(unaudited)
                                            Three months ended
                                               September 30
                                               1998     1997
                                               ----     ----
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                  $3,658   $3,791
 Interest on securities                       2,415    1,838
 Dividend income                                 44       25
 Interest on federal funds sold                 380      238
                                              -----    -----
  Total interest and dividend income          6,497    5,892
                                              -----    -----
INTEREST EXPENSE
 Deposits                                     2,757    2,723

 Borrowed funds                                 558      103
                                              -----    -----
  Total interest expense                      3,315    2,826
                                              -----    -----

Net interest and dividend income              3,182    3,066
                                              -----    -----
PROVISION FOR LOAN LOSSES                        25      100
Net interest and dividend                     -----    -----
 income after provision
  for loan losses                             3,157    2,966
                                              -----    -----
NON-INTEREST INCOME
 Service charges on deposit accounts            307      269
 Securities losses, net                          -       (23)
 Gains on sales of mortgage loans, net          138       65
 Loan servicing fees                             22       26
 Other                                           80       76
                                             ------   ------
  Total non-interest income                     547      413
                                             ------   ------
NON-INTEREST EXPENSE
 Salaries                                     1,136    1,045
 Employee benefits                              292      316
 Occupancy                                      197      217
 Equipment                                      214      181
 Insurance                                       26       26
 Professional, collection and
  OREO, net of (gains)                          (50)    (119)
 Marketing                                       69       60
 Shareholder relations                           14       24
 Other                                          464      422
                                             ------    -----
  Total non-interest expense                  2,362    2,172
                                             ------   ------
INCOME BEFORE INCOME TAXES                    1,342    1,207
Provision for income taxes                      540      506
                                             ------    -----
NET INCOME                                   $  802   $  701
                                             ======   ======
Earnings per share - basic                    $0.21    $0.18
                                              =====    =====
Earnings per share - diluted                  $0.20    $0.17
                                              =====    =====
Dividends per share                           $0.08    $0.06
                                              =====    =====

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                                Common       Paid-in       Retained
                                 Stock       capital       earnings
Balances at                     ------       -------       --------
 June 30, 1997                  $2,994       $44,192         $7,097

Net income                        -             -               701
Change in net
 unrealized gains
 (losses) on
 securities, net of
 taxes                            -             -              -
Total comprehensive             -----        ------           -----
 income                           -             -               701

Cash dividends paid               -             -              (203)
Proceeds from exercise
 of stock options                    1             8           -
Acquisition of
 treasury stock                   -             -              -
   Balances at                  ------       -------         ------
 September 30, 1997             $2,995       $44,200         $7,568
                                ======       =======         ======
Balances at
 June 30, 1998                  $2,995       $43,881         $8,933

Net income                        -             -               802
Change in net
 unrealized gains
 (losses) on
 securities, net of
 taxes                            -             -              -
Total comprehensive             -----         ------         ------
 income                           -             -               802

Cash dividends paid               -             -              (307)
Proceeds from
 exercise of stock
 options                          -              (58)          -
Acquisition of
 treasury stock                   -             -              -
   Balances at                  ------       -------         ------
 September 30, 1998             $2,995       $43,823         $9,428
                                ======       =======         ======


                                             Accumulated
                                                other
                                             comprehensive     Total
                                               income          share-
                               Treasury       Unrealized       holders'
                                 stock        gains(losses)    equity
Balances at                    -------       --------------    --------
 June 30, 1997                $(21,075)        $(1,489)      $31,719

Net income                        -               -              701
Change in net
 unrealized gains
 (losses) on
 securities, net of
 taxes                            -                109           109
Total comprehensive           --------          ------        ------
 income                           -                109           810

Cash dividends paid               -               -             (230)
Proceeds from exercise
 of stock options                 -               -                9
Acquisition of
 treasury stock                    (13)           -              (13)
   Balances at                --------         -------       -------
 September 30, 1997           $(21,088)        $(1,380)      $32,295
                              ========         =======       =======
Balances at
 June 30, 1998                $(21,195)        $(1,205)      $33,409

Net income                        -               -              802
Change in net
 unrealized gains
 (losses) on
 securities, net of
 taxes                            -                700           700
Total comprehensive           --------           -----       -------
 income                           -                700         1,502

Cash dividends paid               -               -             (307)
Proceeds from
 exercise of stock
 options                            80            -               22
Acquisition of
 treasury stock                    (53)           -              (53)
   Balances at                --------           -----       -------
 September 30, 1998           $(21,168)          $(505)      $34,573
                              ========           =====       =======

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                     Three
                                                months ended
                                                September 30,
                                               1998      1997
                                               ----      ----
Operating Activities
  Net income                                   $802      $701
  Adjustments to reconcile net income
   to net cash provided
   by operating activities:
    Provision for loan losses                    25       100
    Provision for depreciation and
      amortization                              175       155
    Decrease in deferred income tax asset        43        40
    Amortization and accretion of securities
      premiums and discounts, net               175         5
    Securities losses, net                       -         23
    Realized gains on loan sales, net          (138)      (65)
    Realized gains on OREO sales, net          (128)     (151)
    Increase in accrued income                 (182)      (98)
    Decrease in accrued interest expense
      and other liabilities                    (402)     (170)
    (Increase) decrease in other assets, net   (155)      220
      Net cash provided by                   ------    ------
      operating activities                      215       760
Investing Activities                         ------    ------
  Proceeds from sales of securities
   available-for-sale                           -       1,126
  Proceeds from maturities and principal
   repayments of securities                   6,002     4,776
 Purchases of securities available-for-sale     -      (9,093)
 Purchases of securities held-to-maturity    (2,025)      -
  Purchases of mortgage backed securities
   available-for-sale                       (15,598)      -
  Principal collected on mortgage backed
   securities                                 7,876       824
  Loan repayments, net                          754     1,544
  Loans purchased for portfolio              (7,510)      -
  Proceeds from sales of OREO                   261       531
  Payments to improve OREO                      (99)     (266)
  Purchases of Bank premises
   and equipment, net                          (700)     (288)
      Net cash used by                      -------   -------
       investing activities                 (11,039)     (846)
Financing Activities                        -------   -------
  Net increase in deposits                   $1,445   $ 2,939
  Net repayments of repurchase agreements       -      (5,000)
  Net repayments of FHLB advances               -      (4,000)
  Cash dividends paid                          (307)     (230)
  Treasury stock purchased                      (53)      (13)
  Proceeds from exercise of stock options        22         9
      Net cash provided (used) by            ------    ------
      financing activities                    1,107    (6,295)
      Decrease in cash and cash              ------    ------
      equivalents                            (9,717)   (6,381)
Cash and federal funds sold, beginning
  of year                                    30,476    24,628
                                            -------   -------
Cash and federal funds sold, end of period  $20,759   $18,247
                                            =======   =======
Cash paid during period
  Interest to depositors                    $ 2,759   $ 2,721
  Interest on borrowings                        558       135
  Income taxes                                  790        68
Non-cash transfers
  From loans to OREO                             60        -

                  NEWMIL BANCORP, INC. and SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. ("NewMil") include those of NewMil and its wholly-owned subsidiary, New Milford Savings Bank (the "Bank"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of NewMil and the statements of operations and cash flows for the interim periods presented.

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.
The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the year ended June 30, 1998.


NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value)
are as follows:
(dollars in thousands)            Estimated       Gross        Amort
                                     fair      unrealized     -ized
                                    value    gains   losses    cost
September 30, 1998                ---------  -----   ------   ------
U.S. Treasury and Government
 Agencies
 Within 1 year                    $16,368    $128    $ -      $16,240
 After 5 and within 10 years        1,000     -        -        1,000

Mortgage backed securities         96,766     628      44      96,182
Collateralized mortgage
  obligations                       2,396     -        92       2,488
                                  -------    ----    ----     -------
  Total debt securities           116,530     756     136     115,910
Federal Home Loan Bank stock        2,525      -       -        2,525
 Total securities                --------    ----    ----    --------
  available-for-sale             $119,055    $756    $136    $118,435
                                 ========    ====    ====    ========
June 30, 1998
U.S. Treasury and Government
 Agencies
 Within 1 year                   $ 18,330    $ 98    $ -     $ 18,232
 After 5 and within 10 years          993      -        7       1,000
Mortgage backed securities         87,796      46     390      88,140
Collateralized mortgage
 obligations                        2,447      -      163       2,610
                                 -------     ----    ----    --------
  Total debt securities           109,566     144     560     109,982
Federal Home Loan Bank stock        2,525      -       -        2,525
 Total securities                --------    ----    ----    --------
  available-for-sale             $112,091    $144    $560    $112,507
                                 ========    ====    ====    ========


Securities classified held-to-maturity (carried at amortized cost) are as follows:

(dollars in thousands)                            Gross      Estimated
                                 Amortized      unrealized     fair
                                  cost(a)     gains  losses    value
                                 ---------    -----  ------   --------
September 30, 1998
Mortgage backed securities       $ 6,292      $142  $  -      $ 6,434
Municipal Bonds
 After 10 years                    2,025         1     -        2,026

Collateralized mortgage
 obligations                      39,633       915     181     40,367
 Total securities                -------    ------    ----    -------
  held-to-maturity               $47,950    $1,058    $181    $48,827
                                 =======    ======    ====    =======

June 30, 1998
Mortgage backed securities       $ 6,806     $  99   $  -     $ 6,905
Collateralized mortgage
 obligations                      43,370       438     802     43,006
 Total securities                -------     -----   -----    -------
  held-to-maturity               $50,176     $ 537   $ 802    $49,911
                                 =======     =====   =====    =======

     (a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Securities with an amortized cost and market value of $1,000,000 were pledged as collateral against public funds at September 30, 1998.

Cash proceeds and realized gains and losses from sales of securities during the three month periods ended September 30 are as follows:

(dollars in thousands)                    Cash     Realized   Realized
                                        proceeds     gains     losses
                                        --------   --------   --------
Three months ended September 30, 1997
Available-for-sale
  Collateralized mortgage obligations    $ 1,130     $ -       $ 23
   Total                                 $ 1,130     $ -       $ 23


NOTE 3 - LOANS


Major classifications of loans are as follows:
                                            September 30,    June 30,
     (in thousands)                            1998            1998
     Real estate mortgages:                    ----            ----
     One-four family residential            $ 90,935         $85,274
      Five or more family residential          6,432           5,500
      Commercial                              33,791          34,878
      Land                                     3,074           3,571
     Commercial and industrial                15,783          14,357
     Home equity lines of credit              21,785          21,208
     Installment and other                     2,883           3,118
                                            --------        --------
      Total loans, gross                     174,683         167,906
     Deferred loan origination fees, net         (10)            (53)
     Allowance for loan losses                (5,005)         (5,004)
                                            --------        --------
      Total loans, net                      $169,668        $162,849
                                            ========        ========
     Impaired loans
      With valuation allowance                  $ 37            $ -
      With no valuation allowance                462             464
                                                ----            ----
      Total impaired loans                      $499            $464
                                                ====            ====
      Valuation allowance                         14              -


Changes in the allowance for loan losses for the three month periods ended September 30, are as follows:
     (in thousands)                                 1998         1997
                                                    ----         ----
     Balance, beginning of period                 $5,004       $5,452
     Provision for losses                             25          100
     Charge-offs                                     (30)          (9)
     Recoveries                                        6            1
                                                  ------       ------
     Balance, end of period                       $5,005       $5,544
                                                  ======       ======

NOTE 4 - NON-PERFORMING ASSETS


The components of non-performing assets were as follows:
                                           September 30,     June 30,
     (in thousands)                             1998          1998
                                                ----          ----
      Non-accrual loans                        $1,085        $ 761
      Accruing loans past due
        90 days or more                         1,388          628
      Accruing troubled debt
        restructured loans                        -            -
                                               ------       ------
        Total non-performing loans              2,473        1,389
                                               ------       ------
      Other real estate owned                     371          377
      Valuation reserve                           (63)         (82)
                                               ------       ------
        Total OREO, net                           308          295
                                               ------       ------
        Total non-performing assets            $2,781       $1,684
                                               ======       ======

Other real estate owned (OREO) includes collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt, or loans where NewMil has taken physical possession of the collateral.


NOTE 5 - EARNINGS PER SHARE

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

Basic earnings per share is computed using the weighted-average common shares outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Shares used in the computations for the three month periods ended September 30, are as follows:

                                               Three months ended
                                                  September 30,
(in thousands)                                     1998    1997
Basic                                              3,834   3,835
Effect of dilutive stock options                     197     232
                                                   -----   -----
Diluted                                            4,031   4,067
                                                   =====   =====

NOTE 6 - COMPREHENSIVE INCOME

Effective July 1, 1998, NewMil adopted the provisions of
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (such as changes in net unrealized gains (losses) on securities). Comprehensive income includes net income and any changes in equity from non-owner sources that bypass the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. NewMil's one source of other comprehensive income is the net unrealized gain (loss) on securities.

The components of comprehensive income for the three month periods ended September 30, 1998 and 1997 are as follows:

                                            Three months ended
                                               September 30,
(in thousands)                                  1998    1997
Comprehensive income
  Net income                                  $  802    $701
  Net unrealized gains (losses)
    on securities available-for-
    sale during period (taxes:
    $412 and $56)                                623      86
  Accretion of unrealized loss
    on securities transferred
    to held-to-maturity (taxes:
    $53 and $17)                                  77      23
                                              ------    ----
      Comprehensive income                    $1,502    $810
                                              ======    ====


NOTE 7 - INCOME TAXES

The components of the provision for income taxes for the three month periods ended September 30 are as follows:
                                    Three months ended
                                       September 30,
                                       1998    1997
     (in thousands)                    ----    ----
     Current provision
       Federal                        $ 456   $ 410
       State                            127     136
                                      -----   -----
        Total                           583     546
     Deferred provision               -----   -----
       Federal                          -       -
        State                           (43)    (40)
                                      -----   -----
        Total                           (43)    (40)
                                      -----   -----
     Income tax provision             $ 540   $ 506
                                      =====   =====


NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
--------------------
NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the
"FRB") and the Federal Deposit Insurance Corporation (the "FDIC").
NewMil's and the Bank's regulatory capital ratios at September 30, 1998, were as follows:
                                               NewMil    Bank
                                               ------    ----
   Leverage ratio                               9.42%    9.28%
   Tier I risk-based ratio                     19.97%   20.47%
   Total risk-based ratio                      21.24%   21.74%


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

Restrictions on Subsidiary's Dividends and Payments NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil for the three month period ended September 30, 1998 is $1,539,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.


NewMil Bancorp, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of NewMil and its subsidiary should be read in conjunction with NewMil's Annual Report on Form 10-K for the year ended June 30, 1998.

BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for New Milford Savings Bank (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The principal business of NewMil consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and conducts its business from fifteen offices in Litchfield, New Haven and Fairfield Counties. NewMil and the Bank were formed in 1987 and 1858, respectively.

RESULTS OF OPERATIONS
For the three month periods ended September 30, 1998 and 1997

Overview
--------
NewMil earned net income of $802,000, or $0.20 per share (diluted), for the quarter ended September 30, 1998, the first quarter of NewMil's fiscal year. This compares with net income of $701,000, or $0.17 per share (diluted), for the quarter ended September 30, 1997, an improvement, in net income, of 14.4%. The increase in net income results from growth in net interest income, reflecting growth in earning assets and an increase in non-interest income offset, in part, by an increase in non-interest expense.

Earnings per share grew 17.6% as compared with the prior year period, reflecting both the 14.4% increase in net income and the effect of NewMil's Treasury stock purchases.

Analysis of net interest and dividend income
--------------------------------------------
Net interest and dividend income increased $116,000, or 3.8%, for the quarter ended September 30, 1998 as compared with the prior year period. This increase resulted from a $50.6 million, or 16.4% increase in average earning assets offset in part by a 43 basis point decrease in the net interest margin to 3.54% from 3.97%. The improvement in net interest income was driven by loan and investment growth offset by lower yields on earning assets.

The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended September 30, 1998 and 1997.

Three months ended September 30, 1998      Average   Income/    Average
(dollars in thousands)                     balance   expense  yield/rate
                                           -------   -------  ----------
Loans(a)                                  $171,280   $3,658      8.54%
Mortgage backed securities                  93,484    1,433      6.13
Other securities(b)                         94,656    1,406      5.94
                                          --------   ------
 Total earning assets                      359,420    6,497      7.23
Other assets                                11,176   ------
                                          --------
 Total assets                             $370,596
                                          ========

NOW accounts                               $30,999       97      1.25
Money market accounts                       67,206      519      3.09
Savings & other                             45,792      316      2.76
Certificates of deposit                    137,714    1,825      5.30
                                          --------   ------
 Total interest-bearing deposits           281,711    2,757      3.91
Borrowings                                  37,500      558      5.95
                                          --------   ------
 Total interest-bearing funds              319,211    3,315      4.15
Demand deposits                             15,390   ------
Other liabilities                            1,984
Shareholders' equity                        34,011
 Total liabilities and                    --------
 shareholders' equity                     $370,596
                                          ========
Net interest income                                  $3,182
                                                     ======
Spread on interest-bearing funds                                 3.08
Net interest margin(c)                                           3.54

Three months ended September 30, 1997      Average   Income/    Average
(dollars in thousands)                     balance   expense  yield/rate
                                           -------   -------  ----------
Loans(a)                                  $170,376   $3,791      8.90%
Mortgage backed securities                  14,745      231      6.27
Other securities(b)                        123,733    1,870      6.05
                                          --------   ------
 Total earning assets                      308,854    5,892      7.63
Other assets                                 9,737   ------
                                          --------
 Total assets                             $318,591
                                          ========

NOW accounts                              $ 26,834      101      1.51
Money market accounts                       62,443      477      3.06
Savings & other                             39,705      272      2.74
Certificates of deposit                    136,272    1,873      5.50
                                          --------   ------
 Total interest-bearing deposits           265,254    2,723      4.11
Borrowings                                   7,217      103      5.71
                                          --------   ------
 Total interest-bearing funds              272,471    2,826      4.15
Demand deposits                             11,754   ------
Other liabilities                            2,014
Shareholders' equity                        32,352
 Total liabilities and                    --------
 shareholders' equity                     $318,591
                                          ========
Net interest income                                  $3,066
Spread on interest-bearing funds                     ======      3.48
Net interest margin(c)                                           3.97

     (a)  Includes non-accrual loans.
     (b) Includes interest-bearing deposits in other banks and federal funds sold.
     (c)  Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume and rate for the three month periods ended September 30, 1998 and 1997.

Three months ended September 30,                 1998 versus 1997
(dollars in thousands)                      Change in interest due to
                                       Volume     Rate   Vol/rate   Net
Interest-earning assets:               ------     ----   --------   ---
  Loans                                 $  20   $ (152)   $ (1)   $(133)
  Mortgage backed securities            1,234       (5)    (27)   1,202
  Other securities                       (440)     (32)      8     (464)
                                        -----    -----   -----    -----
   Total                                  814     (189)    (20)     605
Interest-bearing liabilities:           -----    -----   -----    -----


  Deposits                                169     (127)     (8)      34
  Borrowings                              432        4      19      455
                                        -----    -----   -----    -----
   Total                                  601     (123)     11      489
                                        -----    -----   -----    -----
Net change to interest income           $ 213    $ (66)  $ (31)   $ 116
                                        =====    =====   =====    =====


Interest income
---------------
Total interest and dividend income increased $605,000, or 10.3%, for the quarter ended September 30, 1998 as compared with the same period a year ago. This increase is a result of an increase of $50.6 million, or 16.4%, in average earning assets offset by a decline in average yield of 40 basis points to 7.23%.

Loan interest and fee income decreased $133,000, or 3.5%, for the quarter ended September 30, 1998 as compared with the prior year period as a result of a decrease in average yield offset in part by a slight increase in average loan balance. The average yield is down 36 basis points to 8.54% for September 30, 1998. Average loan balances increased $904,000, or 0.5% in September 30, 1998 as compared to the prior year.

Interest and dividends on investments and federal funds sold increased $738,000, or 35.1%, for the quarter ended September 30, 1998 as compared with the prior year period as a result of a $49.7 million, or 35.9%, increase in average balances offset by a slightly lower average yield, which was down 6 basis point to 6.04%.

Interest expense
----------------
Interest expense for the quarter ended September 30, 1998 increased $489,000, or 17.3%, as compared to the same quarter of the prior year as a result of increased deposit balances and borrowings, while the cost of funds remained unchanged at 4.15%. Total average balances for deposits and borrowings increased by $46.7 million, or 17.2%, for the period.

Deposit expense increased $34,000, or 1.2%, as a result of deposit growth of $16.5 million, or 6.2%, offset in part, by a decrease of 20 basis points in the average cost of interest bearing deposits. Deposit growth has been experienced in all deposit categories. Savings account balances increased $6.1 million, or 15.3%. NOW and Money Market accounts increased $4.2 million, or 15.5%, and $4.8 million, or 7.6%, respectively. Certificate of deposit increased $1.4 million, or 1.1%. Certificate of Deposit rates have declined slightly to 5.30% from 5.50% a year ago. NOW deposit rates also declined slightly to 1.25% from 1.51% a year ago. Other non-maturity deposit rates (Savings and Money Market) have remained relatively stable over the past year.

Interest expense on borrowings increased $455,000, or 441.7%, as a result of increased average borrowings coupled with a higher average cost of funds. In March 1998 NewMil used Federal Home Loan Bank fixed rate term advances to fund purchases of fixed rate mortgage backed securities. As a result, average borrowings for the current quarter are $30.3 million higher as compared with the prior year period and the average borrowings cost is 24 basis points higher than the prior year period. NewMil's borrowings are for terms of less than five years.



Provision and Allowance for loan losses
---------------------------------------
NewMil provided $25,000 for loan losses during the quarter ended September 30, 1998, compared to $100,000 for the prior year period provision. The following table details changes in the allowance for loan losses during the three month periods ended September 30:

                                                 1998          1997
   (dollars in thousands)                        ----          ----
   Balance, beginning of period                $5,004        $5,452
   Provision for losses                            25           100
   Charge-offs                                    (30)           (9)

   Recoveries                                       6             1
                                               ------        ------
   Balance, end of period                      $5,005        $5,544
   Ratio of allowance for loan losses:         ======        ======
     to non-performing loans                      202.39%       139.82%
     to total gross loans                           2.87          3.26


NewMil has achieved a steady reduction in non-performing loans in each of the past three years. This improvement in loan quality, together with limited loan portfolio growth, allowed NewMil to lower its loan provision in 1998. Non-performing loans have decreased $1.5 million, or 37.6%, to $2.5 million at September 30, 1998, as compared with $4.0 million at September 30, 1997. As a result, the reserve coverage to non-performing loans has increased to 202.4%. During the three month period ended September 30, 1998, non-performing loans increased $1.1 million. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-Performing Assets".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at September 30, 1998, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by its banking regulators in August 1998 and no additions to the allowance were requested as a result of this examination.

Non-interest income
-------------------
The following table details the principal categories of non-interest income for the three month periods ended September 30.

  (in thousands)                          1998     1997      Change
  Service charges on                      ----     ----      ------
   deposit accounts                       $307     $269   $ 38    14.1%
  Gains on sales of mortgage
   loans, net                              138       65     73   112.3
  Loan servicing                            22       26     (4)  (15.4)
  Securities losses, net                    -       (23)    23  (100.0)
  Other                                     80       76      4     5.3
                                          ----     ----   ----
   Total non-interest income              $547     $413   $134    32.4
                                          ====     ====   ====


The increase in service charges on deposit accounts reflects increased transaction volume, resulting from deposit growth, fees from the Generations Gold Family Club introduced in 1998, and increased ATM/debit card activity. The increase in gains on sales of residential mortgage loans resulted from loan sales of $6.6 million in 1998 compared with $4.1 million in 1997. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold service-released. The decrease in loan serving fees results from portfolio run-off.


Operating expenses
------------------
The following table details the principal categories of operating expenses for the three month periods ended September 30.

  (in thousands)                      1998      1997        Change
                                      ----      ----        ------
  Salaries                          $1,136    $1,045     $ 91    8.7%
  Employee benefits                    292       316      (24)   (7.6)
  Occupancy                            197       217      (20)   (9.2)
  Equipment                            214       181       33    18.2
  Insurance                             26        26       -      0.0
  Professional, collections
   and OREO, net of (gains)            (50)     (119)      69   (58.0)
  Postage and telecommunications       100        84       16    19.0
  Marketing                             69        60        9    15.0
  Other operating                      378       362       16     4.4
                                    ------    ------     ----
   Total operating expenses         $2,362    $2,172     $190     8.7
                                    ======    ======     ====


The increase in salaries expense for the quarter ended September 30, 1998 as compared with the prior year period was due primarily to increases in staffing, primarily in retail banking, as a result of the opening of the Norwalk branch in October 1997, and annual salary increases of approximately 4.5%. The increase in Equipment expense is primarily a result of increased banking locations. Professional, collection and OREO expense increased $69,000, due primarily to gains on OREO sales in 1997 of $151,000 compared to $109,000 in 1998. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, result from increased lending activities, the additional branch location and changes in operations activities.

Income taxes
------------
Net income for the quarter included an income tax provision of $540,000, representing a 40.2% effective rate, as compared with a provision of $506,000 a year ago, representing a 42.0% effective rate.

On May 19, 1998 Connecticut legislation was passed which made sweeping changes to the corportation business tax treatment of banks and financial service companies. The new law permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a new special purpose entity called a "passive investment company" (PIC). In general, the PIC can earn mortgage interest income, and pay dividends to its parent company, free from the Connecticut corporation business tax. The legislation is effective for income years commencing on or after January 1, 1999 (July 1, 1999 for NewMil). Management is presently evaluating the new legislation and its effect on NewMil's results of operations and financial position.


FINANCIAL CONDITION

Total assets grew $2.2 million, or 0.6%, to $369.8 million during the three month period from June 30, 1998 through September 30, 1998. Net loans grew $6.8 million and securities increased by $4.7 million, while overnight federal funds sold balances declined by $11.8 million.
Deposits grew $1.4 million during the period.

Securities
----------
Securities increased $4.7 million, or 2.9%, to $167.0 million during the three month period ended September 30, 1998. This resulted from the reinvestment of federal funds sold balances and portfolio run-off into additional securities. Securities purchased included Government agency mortgage backed securities and municipal obligations.

The securities portfolio consists of mortgage backed securities ("MBS"), collateralized mortgage obligations ("CMOs"), U.S. Treasury and Agency obligations, municipal obligations and Federal Home Loan Bank stock. At September 30, 1998, 79.8% of the portfolio consisted of fixed rate securities, principally MBS and to a lesser extent, CMOs, US Treasury and Agency obligations, and municipal bonds. At September 30, 1998 total fixed rate securities had a projected weighted average duration and life of 2.3 years and 2.9 years, respectively, based on median projected prepayment speeds at current interest rates. At September 30, 1998 18.7% of the portfolio consisted of floating rate CMOs and MBSs, which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate securities had a projected weighted average duration and life of
0.2 years and 8.9 years, respectively, based on median projected prepayment speeds at current interest rates. Floating rate securities are tied primarily to the Eleventh District Cost of Funds index, and to several Treasury indices. The remaining 1.5% of the portfolio at September 30, 1998, was represented by Federal Home Loan Bank stock.

At September 30, 1998, securities totaling $119.1 million, or 71.3%, were classified as available-for-sale and securities totaling $48.0 million, or 28.7%, were classified as held-to-maturity. Included in shareholders' equity at September 30, 1998 is an adjustment of $878,000, net of taxes, relating to securities transferred in a prior year from available-for-sale to held-to-maturity, representing net unrealized losses at the time of transfer adjusted for subsequent principal amortization, net of taxes.

Loans
-----
Net loans grew $6.8 million, or 4.2%, during the three month period ended September 30, 1998. Loans originatinated for portfolio and related advances totaled $23.1 million, while repayments were $16.3 million. Of the loans originated NewMil sold $6.6 million in the secondary market during the three months ended September 30, 1998. Of the loans originated NewMil purchased $7.5 million during the three months ended September 30, 1998.

Major classifications of loans are as follows:
                                          September 30,   June 30,
     (in thousands)                            1998        1998
     Real estate mortgages:
      One-four family residential         $ 90,935        $ 85,274
      Five or more family residential        6,432           5,500
      Commercial                            33,791          34,878
      Land                                   3,074           3,571
     Commercial and industrial              15,783          14,357
     Home equity lines of credit            21,785          21,208
     Installment and other                   2,883           3,118
                                          --------        --------
      Total loans, gross                   174,683         167,906
     Deferred loan origination fees, net       (10)            (53)
     Allowance for loan losses              (5,005)         (5,004)
                                          --------        --------
      Total loans, net                    $169,668        $162,849
                                          ========        ========

The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short- and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works extensively with several government-assisted lending programs. Commercial mortgage loans, including mortgages on land and multi-family property increased $652,000, or 1.5% since June 30, 1998, and C & I loans increased $1,426,000, or 9.9%, for the period.

The Residential Mortgage Department, in addition to traditional portfolio lending, has a secondary market distribution capability, which provides the flexibility to sell a variety of mortgage products on a service-released basis. The department has recently established a number of correspondent lending relationships and has begun purchasing residential mortgage loans originated within the State of Connecticut for its own portfolio. Since June 30, 1998 the residential mortgage loan portfolio has increased $5.7 million, or 6.6%. Loans purchased for portfolio totaled $7.5 million, while loans sold totaled $6.6 million. Home equity lines and loans increased $577,000, or 2.7%, for the period.



Non-performing assets
---------------------
The following table details changes in non-performing assets during the three month periods ended September 30.

(in thousands)                                  1998      1997
                                                ----      ----
Balance, beginning of year                    $1,684    $3,585
Loans placed on non-accrual status               406       661
Change in accruing loans past
  due 90 or more days, net                       760       203
Change in loans restructured, net                -          (3)
Payments to improve OREO                          99       266
Loan payments                                     (4)       (6)
Loans returned to accrual status                  (1)      -

Loan charge-offs                                 (30)       (1)
Gross proceeds from OREO sales                  (261)     (531)
Gains on OREO sales, net                         109       151
Reverse provision for real estate acquired
  valuation reserve                               19       -
                                              ------    ------
Balance, end of period                        $2,781    $4,325
                                              ======    ======
Percent of total assets                        0.75%     1.36%


During the three months ended September 30, 1998 non-performing assets increased $1,097,000, or 65.1%, due principally to several large loans that became 90 days past due offset, in part, by OREO sales of $261,000 and collections of non-accrual loans and loans 90 days past due and accruing. Additions to non-accrual loans generally represent loans which had previously been classified on NewMil's internally monitored list and had been adequately reserved. Additions to loans 90 days past due and still accruing represent loans which are classified on NewMil's internally monitored list, have adequate collateral value, and are in the process of collection.

The following table details the composition of non-performing assets as of September 30, 1998.

Non-Performing Assets           Accruing                         Total
(dollars in thousands)           loans                           non-
                       Non-     past due Restruc-              perform-
                       accrual   90 or     tured         OREO    ing
                        loans  more days loans (a) OREO reserve assets
September 30, 1998     ------- --------- --------- ---- ------- ------
Real estate:
 Residential         $   480   $  981       -      $118  $  -   $1,579
 Commercial              193      407       -        36     -      636
 Land and land
 development             412       -        -       217     -      629
Collateral and
 installment loans       -         -        -       -       -      -
Valuation reserve        -         -        -       -      (63)    (63)
                      ------   ------     -----   -----  ------ ------
 Totals               $1,085   $1,388     $ -     $ 371  $ (63) $2,781
                      ======   ======     =====   =====  ====== ======


(a) Includes accruing troubled debt restructurings.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO. The OREO valuation reserve at September 30, 1998 totaled $63,000, or 17.0% of OREO.


LIQUIDITY

NewMil manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The principal sources of liquidity for NewMil are principal payments and maturities of securities and loans, short term borrowings through repurchase agreements and Federal Home Loan Bank advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities.

Operating activities for the three month period ended September 30, 1998 provided net cash of $215,000. Investing activities used net cash of $11.0 millon, principally as a result of securities purchases, loan purchases, purchases of fixed assets and payments to improve real estate acquired, offset in part, by security principal repayments, net loan repayments and sales of OREO. Financing activities provided net cash of $1.1 million, principally from net increases in deposits, and from stock options exercised, offset, in part, by dividends paid and treasury stock purchases. Funds provided by operating and financing activities were utilized to fund investing activities. Cash and cash equivalents decreased to $20.8 million.

At September 30, 1998, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $193.2 million, to net deposits and short term unsecured liabilities, was 59.7%, well in excess of NewMil's minimum guideline of 15%. At September 30, 1998, NewMil had outstanding commitments to fund new loan originations of $6.3 million, construction mortgage commitments of $830,000 and unused lines of credit of $18.8 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

Shareholders' equity increased $1,165,000, to $34,574,000, while book value per share increased $0.30 to $9.01, during the three month period ended September 30, 1998. The increase in equity resulted from earnings of $802,000, or $0.20 per share (diluted), a decrease of $700,000 in the adjustment for net unrealized holding losses on securities, net of taxes, and stock option proceeds of $22,000, offset by treasury stock purchases of $53,000 and dividends paid of $307,000.

Shareholders' equity at September 30, 1998 included net unrealized holding gains, net of taxes, of $373,000 on securities available-for-sale, and an adjustment for unrealized holding losses, net of taxes, of $878,000 on held-to-maturity securities which had previously been transferred from available-for-sale. Securities transferred from available-for-sale to held-to-maturity are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At September 30, 1998 NewMil's leverage capital ratio was 9.42% and its tier I and total risk-based capital ratios were 19.97% and 21.24%, respectively. At September 30, 1998 the Bank's leverage capital ratio was 9.28% and its tier I and total risk-based capital ratios were 20.47% and 21.74%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
---------
NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years.
Consequently, the maximum amount of dividends payable by the Bank to NewMil as of September 30, 1998 was $1,539,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.

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


YEAR 2000

Year 2000 Action Plan

In early 1997 NewMil developed its Year 2000 Action Plan (Plan) to ensure that its operating systems, and those of its outside vendors and suppliers, will function correctly in the year 2000 and beyond. NewMil expects to be compliant with its Year 2000 Plan by March 31, 1999. The Plan is managed by the Year 2000 Committee, comprised of representatives from each operational area of the Bank. The Plan has five phases: (1) awareness; (2) assessment; (3) renovation; (4) validation; and, (5) implementation.

The awareness phase included development of the Plan, conducting awareness meetings and communicating with all NewMil employees, attending Year 2000 seminars and attending a user group meeting for the Bank's legacy system vendor. The awareness phase was completed during 1997.

The assessment phase included the development of an inventory of all date sensitive systems, including in-house systems and those of the Bank's outside vendors and suppliers, a risk assessment of each element, and specific methodology to correct non-compliant systems. As of September 30, 1998 the assessment phase has been completed for all material items. Of the eighty eight systems identified, sixty five have now been tested, retired or scheduled for replacement, and twenty three remain to be processed.

High criticality ratings were assigned to several systems, including the Bank's legacy computer systems, that had the potential to substantially impact the Bank's operation should they prove to be non-compliant.
After a thorough evaluation NewMil decided to convert from its in-house legacy computer systems to an in-house client server, relational database system. The conversion is scheduled for November 15, 1998 and is proceeding according to plan.

The renovation phase addresses the bringing of systems into compliance, systems replacements and retirements. Several replacements and retirements have been completed to date and the renovation phase is proceeding according to the Plan. The principal remaining item is conversion from the legacy system to the new client server system. This project is the Committee's primary focus at the present time.

The validation phase addresses systems testing and is being performed by the Bank and its outside vendors and suppliers alike. The Bank's new client server system has been certified Year 2000 compliant by the supplying vendor and the Bank will be verifying compliance following the conversion. Several third party interfaces are scheduled for testing in early 1999. All systems testing is expected to be completed by March 31, 1999.

The implementation phase addresses the roll out of Year 2000 compliant systems during 1998 and 1999. Should any systems fail the validation contingency plans will be developed and executed in early 1999.

NewMil has also developed an action plan to identify credit risk in its loan portfolio arising from the potential failure of a borrower's operating or other systems as a consequence of the Year 2000. NewMil has conducted mailings of a Year 2000 Questionnaire to all of its commercial borrowers and is preparing Year 2000 Risk to Bank assessment ratings for all commercial borrowers.

Federal banking agencies are conducting supervisory reviews of all financial institutions Year 2000 readiness. In February 1998 the FDIC completed an assessment of the Bank's Year 2000 planning efforts and in September 1998 the FDIC conducted a supervisory review of the Bank's Year 2000 conversion effort.

Costs

The cost of new hardware and software associated with the systems conversion, including the replacement of all teller terminals, is approximately $1,400,000. This cost will be capitalized and depreciated over the fixed assets useful lives. The annual operating expense of the new system is estimated to be approximately the same as that of the present system. Based on current information, management believes that specific costs related to NewMil's Year 2000 systems issues will not have a material impact on the operations, cash flows or financial condition of NewMil.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect NewMil's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and borrowers, NewMil is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on NewMil's results of operations, liquidity or financial condition. The Year 2000 Action Plan is expected to significantly reduce NewMil's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its material vendors, suppliers and commercial borrowers. NewMil believes that, with the implementation of the new client server system and the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.


Item 3.   QUANTATATIVE and QUALITATIVE DISCLOSURE of MARKET RISK

NewMil manages interest rate risk through an ALCO Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long term interest rate positions or exposure. Simulation analysis measures the amount of short term earnings at risk under both rising and falling rate scenarios. NewMil's interest rate risk has not significantly changed from the prior year.


PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

There are no material legal proceedings pending against NewMil or the Bank or any of their properties, other than ordinary routine litigation incidental to NewMil's business.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting was held on October 16, 1998. The following matters were considered and voted on, as certified by the election officer at the annual meeting:

     (1) Laurie G. Gonthier, John V. Haxo and Suzanne L. Powers were each elected to the office of Director for a three year term. All nominees received at least 3,024,624 votes, or 97%.

     (2) PricewaterhouseCoopers LLP, Certified Public Accountants, were approved as independent auditors for the fiscal year ending June 30, 1999. The shares were voted as follows: 3,080,237, or 99%, FOR.


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


                         NEWMIL BANCORP, INC.



November 13, 1998        By    /s/ Francis J. Wiatr

                         Francis J. Wiatr,
                         Chairman, President and CEO



November 13, 1998        By    /s/ B. Ian McMahon
                         B. Ian McMahon,
                         Chief Financial Officer