Form 10-Q
period 1998-12-31
NEWMIL BANCORP INC
filed 1999-02-16
CIK 807524

Washington, D.C. 20549

                                FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                        For quarterly period ended
                            December 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of December 31, 1998 is 3,835,014.


                   NEWMIL BANCORP, INC. and SUBSIDIARY

                            TABLE OF CONTENTS

                      PART I  FINANCIAL INFORMATION                 Page

Item 1  Financial Statements:

        Consolidated Balance Sheets as of
        December 31, 1998 and June 30, 1998. . . . . . . . . . . . . . .3

        Consolidated Statements of Income
        for the three and six month periods
        ended December 31, 1998 and 1997 . . . . . . . . . . . . . . .4-5

        Consolidated Statements of Changes in
        Shareholders' Equity for the six month
        periods ended December 31, 1998 and 1997 . . . . . . . . . . . .6

        Consolidated Statements of Cash Flows
        for the six month periods ended
        December 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . .7

        Notes to Consolidated Financial Statements . . . . . . . . . . .8

Item 2  Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations. . . . . . . . . . . . . . . . . . . . . . . . . 14

Item 3  Quantitative and Qualitative Disclosures
        about Market Risk. . . . . . . . . . . . . . . . . . . . . . . 28


                        PART II  OTHER INFORMATION

Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 29

Item 4  Submission of matters to a vote of
        security holders . . . . . . . . . . . . . . . . . . . . . . . 29

Item 5  Other information. . . . . . . . . . . . . . . . . . . . . . . 29

Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 29


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                  December 31,  June 30,
                                                     1998         1998
                                                   (unaudited)
ASSETS
Cash and due from banks                           $ 15,098    $  5,342
Federal funds sold                                   5,196      25,134
Securities:
 Available-for-sale at market                      103,493     112,091
 Held-to-maturity at amortized cost
  (market value: $31,967 and $49,911)               32,430      50,176
Loans (net of allowance for
 loan losses: $5,068 and $5,004)                   189,862     162,849
Other real estate owned
 (net of valuation reserve: $63 and $82)               257         295
Bank premises and equipment, net                     6,618       6,124
Accrued income                                       2,141       2,259
Deferred tax asset, net                              1,674       2,503
Other assets                                           995         796
                                                  --------    --------
    Total Assets                                  $357,764    $367,569
                                                  ========    ========

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                    $ 17,392    $ 14,520
 NOW accounts                                       37,057      30,202
 Money market                                       68,167      65,257
 Savings and other                                  49,043      45,180
 Certificates of deposit                           133,722     138,718
                                                  --------    --------
    Total deposits                                 305,381     293,877
Federal Home Loan Bank advances                     15,000      37,500
Accrued interest and other liabilities               2,527       2,783
                                                  --------    --------
    Total Liabilities                              322,908     334,160
                                                  --------    --------
Commitments and contingencies                          -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,990,138 shares                          2,995       2,995
 Paid-in capital                                    43,795      43,881
 Retained earnings                                   9,406       8,933
 Unrealized gains (losses) on securities
  available-for-sale, net                               50        (250)
 Unrealized losses on securities transferred
  to held-to-maturity, net                            (197)       (955)
 Treasury stock, at cost - 2,155,124
  and 2,155,824 shares                             (21,193)    (21,195)
                                                  --------    --------
    Total Shareholders' Equity                      34,856      33,409
                                                  --------    --------
    Total Liabilities and Shareholders' Equity    $357,764    $367,569
                                                  ========    ========


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)

                                     Three months ended Six months ended
                                         December 31      December 31
                                       1998     1997     1998     1997
                                       ----     ----     ----     ----
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans            $3,677  $3,791   $ 7,335 $ 7,582
 Interest on securities                 2,310   1,906     4,725   3,744
 Dividend income                           36      26        80      51
 Interest on federal funds sold           125     246       505     484
                                       ------  ------   ------- -------
  Total interest and dividend income    6,148   5,969    12,645  11,861
                                       ------  ------   ------- -------

INTEREST EXPENSE
 Deposits                               2,665   2,754     5,422   5,477

 Borrowed funds                           447     111     1,005     214
                                       ------  ------   ------- -------
  Total interest expense                3,112   2,865     6,427   5,691
                                       ------  ------   ------- -------
Net interest and dividend income        3,036   3,104     6,218   6,170
                                       ------  ------   ------- -------
PROVISION FOR LOAN LOSSES                  25      50        50     150
                                       ------  ------   ------- -------
Net interest and dividend
 income after provision
  for loan losses                       3,011   3,054     6,168   6,020
                                       ------  ------   ------- -------
NON-INTEREST INCOME
 Service charges on deposit accounts      294     287       601     556
 Gains on sales of mortgage loans, net    152      82       290     147
 Securities losses, net                    -     (258)       -     (281)
 Gains on sales of OREO                   754     140       864     291
 Loan servicing fees                       21      27        43      53
 Other                                     79      66       159     142
                                       ------  ------   ------- -------
  Total non-interest income             1,300     344     1,957     908
                                       ------  ------   ------- -------
NON-INTEREST EXPENSE
 Salaries                               1,221   1,047     2,357   2,092
 Employee benefits                        270     284       562     600
 Occupancy                                315     224       512     441
 Equipment                                232     181       446     362
 Insurance                                 26      26        52      52
 Professional, collection and
  OREO expense                            181    (146)      241    (114)
 Marketing                                 58      65       127     125
 Shareholder relations                     32      43        46      67
 Other                                    534     458       998     880
                                       ------  ------   ------- -------
  Total non-interest expense            2,869   2,182     5,341   4,505
                                       ------  ------   ------- -------
Income before income taxes,
 cumulative effect of accounting
 change and extraordinary item          1,442   1,216     2,784   2,423
Provision for income taxes                870     511     1,410   1,017
                                       ------  ------   ------- -------
Income before cumulative effect of accounting
 change and extraordinary item            572     705     1,374   1,406
Cumulative effect of change in accounting
 principle, net of tax                   (162)     -       (162)     -
Extraordinary item, net of tax            (87)     -        (87)     -
                                       ------  ------   ------- -------
NET INCOME                             $  323  $  705   $ 1,125 $ 1,406
                                       ======  ======   ======= =======



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)

                                     Three months ended Six months ended
                                         December 31      December 31
                                       1998     1997     1998     1997
                                       ----     ----     ----     ----
Diluted earnings per share
 Income before cumulative effect of
 accounting change and extraordinary
 item                                  $0.14    $0.17    $0.34    $0.35
 Cumulative effect of change in
   accounting principle, net of tax    (0.04)    0.00    (0.04)    0.00
 Extraordinary item, net of tax        (0.02)    0.00    (0.02)    0.00
                                       -----    -----    -----    -----
 Net income                            $0.08    $0.17    $0.28    $0.35
                                       =====    =====    =====    =====

Basic earnings per share
 Income before cumulative effect of
   accounting change and extraordinary
   item                                $0.14    $0.18    $0.35    $0.37
 Cumulative effect of change in
   accounting principle, net of tax    (0.04)    0.00    (0.04)    0.00
 Extraordinary item, net of tax        (0.02)    0.00    (0.02)    0.00
                                       -----    -----    -----    -----
 Net income                            $0.08    $0.18    $0.29    $0.37
                                       =====    =====    =====    =====
Dividends per share                    $0.09    $0.08    $0.17    $0.14
                                       =====    =====    =====    =====



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                             Common    Paid-in    Retained    Treasury
                              Stock    capital    earnings      stock
                             ------    -------    --------    --------
Balances at
 June 30, 1997               $2,994    $44,192    $7,097      $(21,075)

Net income                     -          -        1,406          -
Change in net
 unrealized gains
 (losses) on
 securities, net of
 taxes                         -          -         -             -
Total comprehensive
 income


Cash dividends paid            -          -         (537)         -
Proceeds from exercise
 of stock options                26        256      -             -
Acquisition of
 treasury stock                -          -         -             (105)
   Balances at               ------    -------    ------      --------
 December 31, 1997           $3,020    $44,448    $7,966      $(21,180)
                             ======    =======    ======      ========

Balances at
 June 30, 1998               $2,995    $43,881    $8,933      $(21,195)

Net income                     -          -        1,125          -
Change in net
 unrealized gains
 (losses) on
 securities, net of
 taxes                         -          -         -             -
Total comprehensive
 income

Cash dividends paid            -          -         (652)         -
Proceeds from
 exercise of stock
 options                       -           (86)     -              138
Acquisition of
 treasury stock                -          -         -             (136)

   Balances at
 December 31, 1998           $2,995    $43,795    $9,406      $(21,193)
                             ======    =======    ======      ========


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                        Accumulated
                                           other
                                       comprehensive
                                           income            Total
                                         Unrealized       shareholders'
                                       gains (losses)        equity
                                       --------------     -------------
Balances at
 June 30, 1997                         $  (1,489)         $  31,719

Net income                                  -                 1,406
Change in net
 unrealized gains
 (losses) on
 securities, net of
 taxes                                       378                378
                                                          ---------
Total comprehensive income                                    1,784

Cash dividends paid                         -                  (537)
Proceeds from exercise
 of stock options                           -                   282
Acquisition of
 treasury stock                             -                  (105)
                                       ---------          ---------
Balances at December 31, 1997          $  (1,111)         $  33,143
                                       =========          =========

Balances at June 30, 1998              $  (1,205)         $  33,409

Net income                                  -                 1,125
Change in net unrealized gains
 (losses) on securities, net of taxes      1,058              1,058
Total comprehensive income                                    2,183

Cash dividends paid                         -                  (652)
Proceeds from
 exercise of stock options                  -                    52
Acquisition of treasury stock               -                  (136)
                                       ---------          ---------
   Balances at December 31, 1998       $    (147)         $  34,856
                                       =========          =========



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                      Six months ended
                                                        December 31,
                                                      1998        1997
                                                      ----        ----
Operating Activities
  Net income                                          $ 1,125    $ 1,406
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loan losses                              50        150
    Provision for depreciation and amortization           389        310
    Decrease in deferred income tax asset                 192         86
    Amortization and accretion of securities
      premiums and discounts, net                         400         10
    Securities losses, net                                -          281
    Cumulative effect of accounting change, net           162        -
    Extraordinary loss on debt extinguishment, net         87        -
    Realized gains on loan sales, net                    (290)      (147)
    Realized gains on OREO sales, net                    (864)      (291)
  Decrease (increase) in accrued income                   137       (276)
    Decrease in accrued interest expense
      and other liabilities                               (88)       (84)
    (Increase) decrease in other assets, net             (350)       163
                                                      -------    -------
      Net cash provided by
      operating activities                                950      1,608
                                                      -------    -------
Investing Activities
  Proceeds from sales of securities
   available-for-sale                                  20,933      5,968
  Proceeds from sale of securities
   held-to-maturity                                       -        7,225
  Proceeds from maturities and principal
   repayments of securities                            15,214      6,919
  Proceeds from sale of mortgage backed
   securities available-for-sale                          -        1,042
  Purchases of securities available-for-sale              -      (49,246)
  Purchases of securities held-to-maturity            (10,565)       -
  Purchases of mortgage backed securities
   available-for-sale                                 (15,598)   (20,133)
  Principal collected on mortgage backed securities    17,495      1,588
  Loan repayments, net                                  3,495        453
  Loans purchased for portfolio                       (30,316)       -
  Proceeds from sales of OREO                           1,076        988
  Payments to improve OREO                               (107)      (418)
  Purchases of Bank premises
   and equipment, net                                    (884)      (470)
                                                      -------    -------
      Net cash provided (used) by
       investing activities                               743    (46,084)
                                                      -------    -------
Financing Activities
  Net increase in deposits                            $11,508    $10,123
  Net repayments of repurchase agreements                 -       (5,000)
  Net (repayments) proceeds from FHLB advances        (22,647)    26,000
  Cash dividends paid                                    (652)      (536)
  Treasury stock purchased                               (136)      (105)
  Proceeds from exercise of stock options                  52        283
                                                      -------    -------
      Net cash (used) provided by
      financing activities                            (11,875)    30,765
                                                      -------    -------
      Decrease in cash and cash equivalents           (10,182)   (13,711)
Cash and federal funds sold, beginning of year         30,476     24,628
                                                      -------    -------
Cash and federal funds sold, end of period            $20,294    $10,917
                                                      =======    =======
Cash paid during period
  Interest to depositors                              $ 5,419    $ 5,476
  Interest on borrowings                                1,110        176
  Income taxes                                          1,510        990
Non-cash transfers
  From loans to OREO                                       60         -
  From securities held-to-maturity to
   securities available-for-sale                       21,509         -



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

The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the year ended June 30, 1998.

Effective October 1, 1998 NewMil adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 133 also required that changes in the fair value of derivative instruments be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition SFAS 133 allows for the reclassification of securities from held-to-maturity to available-for-sale without tainting the investment portfolio. Under the provisions of SFAS 133, if securities are reclassified and sold in the same period the gain or loss from the sale is treated as an accumulative effect of accounting change on the income statement. NewMil took advantage of the provisions of SFAS 133 by reclassifying securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. NewMil realized a loss, net of tax, of $162,000 on the transfer and sale of these securities. This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133. The securities were previously carried below cost as held-to-maturity, and an unrealized loss, net of taxes, of $654,000 against these securities was included in shareholders equity on September 30, 1998. These securities had been transferred from available-for-sale to held-to-maturity with an unrealized loss being amortized in equity. NewMil does not have any derivative securities in its portfolio, therefore, the disclosures required by SFAS 133 are not applicable.




NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) are as follows:

(dollars in thousands)              Estimated       Gross         Amort-
                                     fair          unrealized      ized
                                     value      gains    losses    cost
                                    ---------   -----    ------   ------
December 31, 1998
U.S. Treasury and Government
 Agencies
 Within 1 year                      $ 12,304    $ 59    $  -    $ 12,245
Mortgage backed securities            87,041     251      96      86,886
Collateralized mortgage
  obligations                          1,623     -       129       1,752
                                    --------    ----    ----    --------
  Total debt securities              100,968     310     225     100,883
Federal Home Loan Bank stock           2,525      -       -        2,525
                                    --------    ----    ----    --------
 Total securities
  available-for-sale                $103,493    $310    $225    $103,408
                                    ========    ====    ====    ========
June 30, 1998
U.S. Treasury and Government
 Agencies
 Within 1 year                      $ 18,330    $ 98    $ -     $ 18,232
 After 5 and within 10 years             993      -        7       1,000
Mortgage backed securities            87,796      46     390      88,140
Collateralized mortgage
 obligations                           2,447      -      163       2,610
                                    --------    ----    ----    --------
  Total debt securities              109,566     144     560     109,982
Federal Home Loan Bank stock           2,525      -       -        2,525
                                    --------    ----    ----    --------
 Total securities
  available-for-sale                $112,091    $144    $560    $112,507
                                    ========    ====    ====    ========

Securities classified held-to-maturity (carried at amortized cost) are as follows:

(dollars in thousands)                              Gross       Estimated
                                    Amortized      unrealized      fair
                                     cost(a)    gains  losses     value
                                    ---------   -----  ------   ---------

December 31, 1998
Mortgage backed securities          $  5,730    $111    $ -     $  5,841
Municipal Bonds
 After 10 years                       10,563       4     395      10,172

Collateralized mortgage
 obligations                          16,137     180     363      15,954
 Total securities                   --------    ----    ----    --------
  held-to-maturity                  $ 32,430    $295    $758    $ 31,967
                                    ========    ====    ====    ========
June 30, 1998
Mortgage backed securities          $  6,806    $ 99    $ -     $  6,905
Collateralized mortgage
 obligations                          43,370     438     802      43,006
 Total securities                   --------    ----    ----    --------
  held-to-maturity                  $ 50,176    $537    $802    $ 49,911
                                    ========    ====    ====    ========

     (a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.



Securities with an amortized cost of $786,000 and a market value of $790,000 were pledged as collateral against public funds at December 31, 1998.


Cash proceeds and realized gains and losses from sales of securities during the six month periods ended December 31 are as follows:

(dollars in thousands)                       Cash      Realized  Realized
                                             proceeds    gains   losses
                                             --------  --------  --------
Six months ended December 31, 1998
Available-for-sale
  Collateralized mortgage obligations(b)     $20,933   $ -       $ 274
                                             =======   =====     =====
Six months ended December 31, 1997
Available-for-sale
  Mortgage backed securities                 $ 1,042   $  64     $  -
  Collateralized mortgage obligations          5,968      -        242
Held-to-maturity
  Collateralized mortgage obligations          7,225      -        103
                                             -------   -----     -----
   Total                                     $14,235   $  64     $ 345
                                             =======   =====     =====

     (b) This sale was transacted under the provisions of SFAS 133 with the loss being reported as the cumulative effect of a change in accounting principle.



NOTE 3 - LOANS

Major classifications of loans are as follows:

                                              December 31,    June 30,
     (in thousands)                              1998           1998
     Real estate mortgages:                   ------------    --------
      One-four family residential             $ 110,432       $  85,274
      Five or more family residential             6,303           5,500
      Commercial                                 34,275          34,878
      Land                                        2,919           3,571
     Commercial and industrial                   17,685          14,357
     Home equity lines of credit                 20,386          21,208
     Installment and other                        2,812           3,118
      Total loans, gross                        194,812         167,906
     Deferred loan origination fees           ---------       ---------
      and purchase premium, net                     118             (53)
     Allowance for loan losses                   (5,068)         (5,004)
                                              ---------       ---------
      Total loans, net                        $ 189,862       $ 162,849
                                              =========       =========


     Impaired loans
      With valuation allowance                     $ 37         $ -
      With no valuation allowance                   460          464
                                                   ----         ----
      Total impaired loans                         $497         $464
                                                   ====         ====
      Valuation allowance                          $ 14         $ -

Changes in the allowance for loan losses during the six month periods ended December 31, are as follows:

     (in thousands)                                 1998          1997
                                                    ----          ----
     Balance, beginning of period                 $5,004        $5,452
     Provision for losses                             50           150
     Charge-offs                                     (33)          (57)
     Recoveries                                       47             1
                                                  ------        ------
     Balance, end of period                       $5,068        $5,546
                                                  ======        ======


NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

                                             December 31,     June 30,
     (in thousands)                             1998            1998
                                                ----            ----
      Non-accrual loans                         $1,187        $  761
      Accruing loans past due
        90 days or more                            228           628
      Accruing troubled debt
        restructured loans                         -             -
                                                ------        ------
        Total non-performing loans               1,415         1,389
                                                ------        ------
      Other real estate owned                      320           377
      Valuation reserve                            (63)          (82)
                                                ------        ------
        Total OREO, net                            257           295
                                                ------        ------
        Total non-performing assets             $1,672        $1,684
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

Basic earnings per share is computed using the weighted-average common shares outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Shares used in the computations for the three and six month periods ended December 31, are as follows:

                                  Three months ended    Six months ended
                                     December 31,         December 31,
(in thousands)                       1998    1997         1998    1997
                                     ----    ----         ----    ----
Basic                               3,838   3,848        3,836   3,841
Effect of dilutive stock options      192     230          197     232
                                    -----   -----        -----   -----
Diluted                             4,030   4,078        4,033   4,073
                                    =====   =====        =====   =====


NOTE 6 - COMPREHENSIVE INCOME

Effective July 1, 1998, NewMil adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (such as changes in net unrealized gains (losses) on securities). Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. NewMil's one source of other comprehensive income is the net unrealized gain (loss) on securities.



The components of comprehensive income for the three and six month periods ended December 31, 1998 and 1997 are as follows:

                                Three months ended      Six months ended
                                   December 31,            December 31,
(in thousands)                     1998    1997            1998    1997
                                   ----    ----            ----    ----
Comprehensive income
  Net income                       $323    $705          $1,125  $1,406
  Net unrealized gains on
    securities during period        357     267           1,058     378
                                   ----    ----          ------  ------
Comprehensive income               $680    $972          $2,183  $1,784
                                   ====    ====          ======  ======


The components of other comprehensive income, and related tax effects were as follows:

(in thousands)                              Before      Tax      Net of
                                             tax     (expense)    tax
                                            amount    benefit    amount
                                            ------   ---------   ------
Three months ended December 31, 1998
Net unrealized loss on securities
  available-for-sale arising
  during the period                         $(538)   $ 233       $ (305)
Reclassification adjustment for
  realized loss included in net income        274     (112)         162
Accretion of unrealized loss on
  securities transferred from
  held-to-maturity to available-
  for-sale                                    817     (369)         448
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                     87      (35)          52
Net unrealized gains on                    ------    ------       -----
  securities during period                 $  640    $(283)       $ 357
                                           ======    =====        =====
Three months ended December 31, 1997
Net unrealized gains on securities
  available-for-sale arising
  during the period                          $375    $(150)       $ 225
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                     70      (28)          42
Net unrealized gains on                    ------    -----        -----
  securities during period                 $  445    $(178)       $ 267
                                           ======    =====        =====
Six months ended December 31, 1998
Net unrealized gains on securities
  available-for-sale arising
  during the period                        $  501     $(182)   $  319
Reclassification adjustment for
  realized loss included in net income        274      (112)      162
Accretion of unrealized loss on
  securities transferred from
  held-to-maturity to available-
  for-sale                                    817      (369)      448
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                    217       (88)      129
Net unrealized gains on                    ------     -----    ------
  securities during period                 $1,809     $(751)   $1,058
                                           ======     =====    ======
Six months ended December 31, 1997
Net unrealized gains on securities
  available-for-sale arising
  during the period                          $519     $(208)     $311
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                    111       (44)       67
Net unrealized gains on                    ------     -----    ------
  securities during period                 $  630     $(252)   $  378
                                           ======     =====    ======



NOTE 7 - INCOME TAXES

The components of the provision for income taxes for the three and six month periods ended December 31 are as follows:

                                    Three months ended   Six months ended
                                       December 31,         December 31,
                                        1998  1997         1998    1997
     (in thousands)                     ----  ----         ----    ----
     Current provision
       Federal                          $457  $413       $  913  $  824
       State                             178   140          305     279
                                        ----  ----       ------  ------
        Total                            635   553        1,218   1,103
     Deferred provision                 ----  ----       ------  ------
       Federal                          (237)  -           (237)     -
       State                             472   (42)         429     (86)
                                        ----  ----       ------  ------
        Total                            235   (42)         192     (86)
                                        ----  ----       ------  ------
     Income tax provision               $870  $511       $1,410  $1,017
                                        ====  ====       ======  ======


NewMil has formed a Passive Investment Company ("PIC") and changed its Federal tax year to a calendar year basis to take advantage of recent changes in Connecticut tax statutes. The Connecticut statute, effective January 1, 1999, allows NewMil to transfer mortgages into a PIC. Income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporation Business Tax. The formation of the PIC has required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years. Accordingly, NewMil's income tax provision for the three and six month periods ended December 31, 1998 includes a charge of $266,000.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). NewMil's and the Bank's regulatory capital ratios at December 31, 1998, were as follows:

                                               NewMil    Bank
                                               ------    ----
   Leverage ratio                               9.38%     9.40%
   Tier I risk-based ratio                     19.53%    20.23%
   Total risk-based ratio                      20.80%    21.50%


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


Restrictions on Subsidiary's Dividends and Payments
---------------------------------------------------

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil for the six month period ended December 31, 1998 is $1,933,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.


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

RESULTS OF OPERATIONS
For the three month periods ended December 31, 1998 and 1997


Overview
--------

NewMil earned net income of $323,000, or 8 cents per share (diluted), for the second quarter ended December 31, 1998 as compared with $705,000, or 17 cents per share (diluted), for the second quarter ended December 31, 1997.

Net income for the quarter ended December 31, 1998 includes a number of special adjustments resulting from the formation of a Passive Investment Company, the adoption of SFAS 133 and related securities sales, and the prepayment of above market rate Federal Home Loan Bank advances.

NewMil has formed a Passive Investment Company ("PIC") and changed its Federal tax year to a calendar year basis to take advantage of recent changes in Connecticut tax statutes. The Connecticut statute, effective January 1, 1999, allows NewMil to transfer mortgages into a PIC. Income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective statutory tax rate will be 34%, compared with a current effective statutory rate of 40.27%. The formation of the PIC has required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years. Accordingly, NewMil's income tax provision for the second quarter ended December 31, 1998 includes a charge of $266,000. NewMil anticipates that this reduction in taxes will benefit net income for the remainder of the current fiscal year and future years, and that the charge will be recovered within the next three quarters.

Effective October 1, 1998 NewMil adopted the provisions of SFAS 133 (Accounting for Derivative Instruments and Hedging Activities). NewMil took advantage of the provisions of SFAS 133 by reclassifying securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. NewMil realized a loss, net of tax, of $162,000 on the transfer and sale of these securities. This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133. The securities were previously carried below cost as held-to-maturity, and an unrealized loss, net of taxes, of $654,000 against these securities was included in shareholders equity on September 30, 1998. This reclassification and revaluation of these securities has contributed 17 cents to the increase in book value for the period.

NewMil used the proceeds from the sale of the securities to prepay $22.5 million of Federal Home Loan Bank fixed rate advances. NewMil incurred a prepayment fee, net of taxes, of $87,000 that has been reported in net income as an extraordinary item for this early extinguishment of debt.

Excluding the effects of SFAS 133, the formation of the PIC and the FHLB prepaid borrowings, income from operations for the second quarter ended December 31, 1998 increased 18.9% to $838,000 as compared with $705,000 for the second quarter ended December 31, 1997. The improvement is attributable to an increase in non-interest income, offset in part by higher operating expenses and a slight decrease in net interest income.



Analysis of net interest and dividend income
--------------------------------------------

Net interest and dividend income decreased $68,000, or 2.2%, for the quarter ended December 31, 1998 as compared with the prior year period. This decrease resulted from a 50 basis point decrease in the net interest margin to 3.45% from 3.95% offset, in part by a $38.2 million, or 12.2% increase in average earning assets. The decrease in the net interest margin is due primarily to the decline in market interest rates over the past year.

The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended December 31, 1998 and 1997.

Three months ended December 31, 1998      Average   Income/    Average
(dollars in thousands)                    balance   expense  yield/rate
                                          -------   -------  ----------
Loans(a)                                  $180,538  $3,677       8.15%
Mortgage backed securities                  98,501   1,445       5.87
Other securities(b)                         73,076   1,026       5.62
                                          --------  ------
 Total earning assets                      352,115   6,148       6.98
Other assets                                14,800  ------
                                          --------
 Total assets                             $366,915
                                          ========


NOW accounts                              $ 32,772      97       1.18
Money market accounts                       67,579     501       2.97
Savings & other                             47,942     323       2.70
Certificates of deposit                    134,532   1,744       5.19
                                          --------   -----
 Total interest-bearing deposits           282,825   2,665       3.77
Borrowings                                  29,918     447       5.98
                                          --------   -----
 Total interest-bearing funds              312,743   3,112       3.98
Demand deposits                             17,307   -----
Other liabilities                            2,154
Shareholders' equity                        34,711
 Total liabilities and                    --------
 shareholders' equity                     $366,915
                                          ========


Net interest income                                 $3,036
                                                    ======
Spread on interest-bearing funds                                 3.00
Net interest margin(c)                                           3.45


Three months ended December 31, 1997      Average   Income/    Average
(dollars in thousands)                    balance   expense  yield/rate
                                          -------   -------  ----------
Loans(a)                                  $170,605  $3,791       8.89%
Mortgage backed securities                  16,298     251       6.16
Other securities(b)                        127,045   1,927       6.07
                                          --------  ------
 Total earning assets                      313,948   5,969       7.61
Other assets                                10,349  ------
                                          --------
 Total assets                             $324,297
                                          ========


NOW accounts                              $ 28,358      102      1.44
Money market accounts                       61,812      477      3.09
Savings & other                             40,235      278      2.76
Certificates of deposit                    138,202    1,897      5.49
                                          --------   ------
 Total interest-bearing deposits           268,607    2,754      4.10
Borrowings                                   7,587      111      5.85
                                          --------   ------
 Total interest-bearing funds              276,194    2,865      4.15
Demand deposits                             13,060   ------
Other liabilities                            2,082
Shareholders' equity                        32,961
 Total liabilities and                    --------
 shareholders' equity                     $324,297
                                          ========
Net interest income                                  $3,104
Spread on interest-bearing funds                     ======      3.46
Net interest margin(c)                                           3.95


     (a)  Includes non-accrual loans.
     (b) Includes interest-bearing deposits in other banks and federal funds sold.
     (c)  Net interest income divided by average interest-earning assets.



The following table sets forth the changes in interest due to volume and rate for the three month periods ended December 31, 1998 and 1997.

Three months ended December 31,                 1998 versus 1997
(dollars in thousands)                      Change in interest due to
                                      Volume     Rate   Vol/rate    Net
                                      ------     ----   --------    ---
Interest-earning assets:
  Loans                                 $  221   $ (316)  $ (19)  $ (114)
  Mortgage backed securities             1,266      (12)    (60)   1,194
  Other securities                        (819)    (143)     61     (901)
                                        ------   ------   -----   ------
   Total                                   668     (471)    (18)     179
                                        ------   ------   -----   ------

Interest-bearing liabilities:
  Deposits                                 146     (223)    (12)     (89)
  Borrowings                               327        2       7      336
                                        ------   ------   -----   ------
   Total                                   473     (221)     (5)     247
                                        ------   ------   -----   ------
Net change to interest income           $  195   $ (250)  $ (13)  $  (68)
                                        ======   ======   =====   ======


Interest income
---------------

Total interest and dividend income increased $179,000, or 3.0%, for the quarter ended December 31, 1998 as compared with the same period a year ago. This increase resulted from a $38.2 million, or 12.2%, increase in average earning assets offset by a decline in average yield of 63 basis points to 6.98%.

Loan interest and fee income decreased $114,000, or 3.0%, for the quarter ended December 31, 1998 as compared with the prior year period as a result of a decrease in average yield offset in part by an increase in average loan balance. Average yield declined 74 basis points to 8.15% while average loan balances increased $9.9 million, or 5.8%.

Interest and dividends on investments and federal funds sold increased $293,000, or 13.5%, as a result of a $28.2 million, or 19.7%, increase in average balances offset by a lower average yield, which declined 32 basis point to 5.76%.

Interest expense
----------------

Interest expense for the quarter ended December 31, 1998 increased $247,000, or 8.6%, as compared with the same period a year ago as a result of a $36.5 million, or 13.2%, increase in average borrowings and deposit balances for the period offset, in part, by a 17 basis point decrease in the cost of funds to 3.98%.

Deposit expense decreased $89,000, or 3.2%, as a result of a 33 basis points decrease in the average cost of funds offset, in part, by an increase of $14.2 million, or 5.3%, in average interest bearing deposit balances for the period. The average savings account balance has increased over the period by $7.7 million, or 19.2%, while NOW account balances have increased $4.4 million, or 15.6%, and money Market accounts have increased $5.8 million, or 9.3%. Certificates of deposit decreased slightly by $3.7 million, or 2.7%. The average rate paid on certificate of deposit has declined to 5.19% from 5.49% a year ago, while NOW deposit rates have declined to 1.18% from 1.44% a year ago, and other non-maturity deposit rates (Savings and Money Market) have declined slightly to 2.97% and 2.70%, respectively.

Interest expense on borrowings increased $336,000, or 302.7%, as a result of increased average borrowings coupled with a higher average cost of funds. In March 1998 NewMil used Federal Home Loan Bank fixed rate term advances to fund purchases of fixed rate mortgage backed securities. As a result, average borrowings for the current quarter are $22.3 million higher as compared with the prior year period and the average borrowings cost is 13 basis points higher than the prior year period. In December 1998 NewMil prepaid $22.5 million of these fixed rate borrowings. NewMil's borrowings are for terms of less than five years.



Provision and Allowance for loan losses
---------------------------------------

NewMil provided $25,000 for loan losses during the quarter ended
December 31, 1998, compared with $50,000 for the prior year period provision. The following table details changes in the allowance for loan losses during the three month periods ended December 31:

                                                 1998           1997
   (dollars in thousands)                        ----           ----
   Balance, beginning of period                  $5,005         $5,544
   Provision for losses                              25             50
   Charge-offs                                       (3)           (49)

   Recoveries                                        41              1
                                                 ------         ------
   Balance, end of period                        $5,068         $5,546
   Ratio of allowance for loan losses:           ======         ======
     to non-performing loans                      358.16%        183.82%
     to total gross loans                           2.60           3.24


NewMil has achieved a steady reduction in non-performing loans in each of the past three years. This improvement in loan quality has allowed NewMil to lower its loan provision in 1998. Non-performing loans have decreased $1.6 million, or 53.1%, to $1.4 million at December 31, 1998, as compared with $3.0 million at December 31, 1997. As a result, the reserve coverage to non-performing loans has increased to 358.2%. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-Performing Assets".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at December 31, 1998, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was last examined by its banking regulators in August 1998 and no additions to the allowance were requested as a result of this examination.

Non-interest income
-------------------

The following table details the principal categories of non-interest income for the three month periods ended December 31.


  (in thousands)                        1998    1997        Change
                                        ----    ----        ------
  Service charges on
   deposit accounts                   $  294    $287     $  7     2.4%
  Gains on sale of OREO                  754     140      614   438.6
  Gains on sales of mortgage
   loans, net                            152      82       70    85.4
  Loan servicing                          21      27       (6)  (22.2)
  Securities losses, net                  -     (258)     258  (100.0)
  Other                                   79      66       13    19.7
                                      ------    ----     ----
   Total non-interest income          $1,300    $344     $956   277.9
                                      ======    ====     ====


The increase in service charges on deposit accounts reflects increased transaction volume, resulting from deposit growth, fees from the Generations Gold Family Club introduced in 1998, and increased ATM/debit card activity. The increase on gains on OREO is the result of the sale of one property during the past quarter that had been taken into OREO several years ago, at which time it was written down to its market value, and as a result of the recent strong market was sold at a significant gain. The increase in gains on sales of residential mortgage loans resulted from loan sales of $7.7 million in 1998 compared with $5.2 million in 1997. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold service-released. The decrease in loan servicing fees results from portfolio run-off. The net securities losses in 1997 were realized on sales of $13.1 million and resulted from a restructuring of the securities portfolio.

Operating expenses
------------------

The following table details the principal categories of operating expenses for the three month periods ended December 31.


  (in thousands)                        1998      1997        Change
                                        ----      ----        ------
  Salaries                            $1,221    $1,047     $174   16.6%
  Employee benefits                      270       284      (14)  (4.9)
  Occupancy                              315       224       91   40.6
  Equipment                              232       181       51   28.2
  Insurance                               26        26       -     0.0
  Professional fees, Collection
   and OREO expense                      181      (146)     327  224.0
  Postage and telecommunications         108        98       10   10.2
  Marketing                               58        65       (7) (10.8)
  Other operating                        458       403       55   13.6
                                      ------    ------     ----
   Total operating expenses           $2,869    $2,182     $687   31.5
                                      ======    ======     ====


The increase in salaries expense for the quarter ended December 31, 1998 as compared with the prior year period was due primarily to increases in staffing, primarily in lending originations and annual salary increases of approximately 4.5%. The increase in occupancy expense is a result of building maintenance at certain branch offices and the write-off of certain leasehold improvements. The increase in equipment expense is primarily a result of increased depreciation and other expense arising from the replacement of NewMil's core processing hardware and software systems. Professional, Collection and OREO expense for 1997 included a negative OREO provision and recovery of legal expenses related to a securities arbitration claim that was settled in that period. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, result from increased lending activities, the additional branch location and changes in operations activities.

Income taxes
------------

Net income for the quarter included an income tax provision of $870,000, representing a 60.3% effective rate, as compared with a provision of $511,000 a year ago, representing a 42.0% effective rate. The provision for quarter ended December 31, 1998 included a one-time charge of $266,000, as discussed below, without which the effective tax rate would have been 41.9%.

On May 19, 1998 Connecticut legislation was passed which made sweeping changes to the corporation business tax treatment of banks and financial service companies. The new law permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a new special purpose entity called a "passive investment company" (PIC). In general, the PIC can earn mortgage interest income, and pay dividends to its parent company, free from the Connecticut corporation business tax. The legislation is effective for income years commencing on or after January 1, 1999.

NewMil has formed a PIC and changed its Federal tax year to a calendar year basis to take advantage of the Connecticut statute. Effective January 1, 1999 NewMil can transfer mortgages into the PIC and income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective statutory tax rate will be 34%, compared with a current effective statutory rate of 40.27%. The formation of the PIC has required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years. Accordingly, NewMil's income tax provision for the second quarter ended December 31, 1998 includes a charge of $266,000. NewMil anticipates that the reduction in future tax expense will benefit net income for the remainder of the current fiscal year and future years, and that the charge will be recovered within the next three quarters.

Effect of Change in Accounting Principle and Extraordinary Item
---------------------------------------------------------------

Effective October 1, 1998 NewMil adopted the provisions of SFAS 133, reclassified securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. NewMil realized a loss, net of tax, of $162,000 on the transfer and sale of these securities. This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133.

NewMil used the proceeds from the sale of the securities to prepay $22.5 million of Federal Home Loan Bank fixed rate advances. NewMil incurred a prepayment fee, net of taxes, of $87,000 that has been reported in net income as an extraordinary item.

RESULTS OF OPERATIONS
For the six month periods ended December 31, 1998 and 1997


Overview
--------

NewMil earned net income of $1,125,000, or 28 cents per share (diluted), for the six month period ended December 31, 1998 as compared with $1,406,000, or 35 cents per share (diluted), for the six month period ended December 31, 1997. Net income for the six month period ended December 31, 1998 includes a number of special adjustments resulting from the formation of the PIC, the adoption of SFAS 133 and related securities sales, and the prepayment of above market rate Federal Home Loan Bank advances. Refer to the discussion of the results for the three month period ended December 31, 1998 above for a detailed explanation of these adjustments.

Excluding the effects of SFAS 133, the formation of the PIC and the FHLB prepaid borrowings, income from operations for the six month period ended December 31, 1998 increased 16.6% to $1,640,000 as compared with $1,406,000 for the prior year period.



Analysis of net interest and dividend income
--------------------------------------------

Net interest and dividend income increased $48,000, or 0.8%, for the six month period ended December 31, 1998 as compared with the prior year period. This increase resulted from a $44.4 million, or 14.2% increase in average earning assets offset in part by a 46 basis point decrease in the net interest margin to 3.50% from 3.96%. The improvement in net interest income was driven by loan and investment growth offset by lower yields on earning assets. The decrease in the net interest margin is due primarily to the decline in market interest rates over the past year.

The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for the six month periods ended December 31, 1998 and 1997.

Six months ended December 31, 1998          Average   Income/    Average
(dollars in thousands)                      balance   expense  yield/rate
                                            -------   -------  ----------
Loans(a)                                    $175,909  $ 7,335     8.34%
Mortgage backed securities                    95,992    2,879     6.00
Other securities(b)                           83,867    2,431     5.80
                                            --------  -------
 Total earning assets                        355,768   12,645     7.11
Other assets                                  12,987  -------
                                            --------
 Total assets                               $368,755
                                            ========

NOW accounts                                $ 31,886      194     1.22
Money market accounts                         67,392    1,020     3.03
Savings & other                               46,867      639     2.73
Certificates of deposit                      136,123    3,569     5.24
                                            --------  -------
 Total interest-bearing deposits             282,268    5,422     3.84
Borrowings                                    33,709    1,005     5.96
                                            --------  -------
 Total interest-bearing funds                315,977    6,427     4.07
Demand deposits                               16,348  -------
Other liabilities                              2,069
Shareholders' equity                          34,361
 Total liabilities and                      --------
 shareholders' equity                       $368,755
                                            ========
Net interest income                                   $ 6,218
                                                      =======
Spread on interest-bearing funds                                  3.04
Net interest margin(c)                                            3.50



Six months ended December 31, 1997          Average   Income/    Average
(dollars in thousands)                      balance   expense  yield/rate
                                            -------   -------  ----------
Loans(a)                                    $170,491  $ 7,582      8.89%
Mortgage backed securities                    16,001      468      5.85
Other securities(b)                          124,909    3,811      6.10
                                            --------  -------
 Total earning assets                        311,401   11,861      7.62
Other assets                                  10,043  -------
                                            --------
 Total assets                               $321,444
                                            ========

NOW accounts                                $ 27,596      203      1.47
Money market accounts                         62,128      954      3.07
Savings & other                               39,970      550      2.75
Certificates of deposit                      137,237    3,770      5.49
                                            --------   ------
 Total interest-bearing deposits             266,931    5,477      4.10
Borrowings                                     7,402      214      5.78
                                            --------   ------
 Total interest-bearing funds                274,333    5,691      4.15
Demand deposits                               12,407   ------
Other liabilities                              2,048
Shareholders' equity                          32,656
                                            --------
 Total liabilities and
 shareholders' equity                       $321,444
                                            ========
Net interest income                                   $ 6,170
Spread on interest-bearing funds                      =======      3.47
Net interest margin(c)                                             3.96


     (a)  Includes non-accrual loans.
     (b) Includes interest-bearing deposits in other banks and federal funds sold.
     (c)  Net interest income divided by average interest-earning assets.



The following table sets forth the changes in interest due to volume and rate for the six month periods ended December 31, 1998 and 1997.


Six months ended December 31,                1998 versus 1997
(dollars in thousands)                  Change in interest due to
                                     Volume     Rate   Vol/rate    Net
                                     ------     ----   --------    ---
Interest-earning assets:
  Loans                              $  241   $ (473)   $ (15)   $ (247)
  Mortgage backed securities          2,339       12       60     2,411
  Other securities                   (1,252)    (190)      62    (1,380)
                                     ------   ------    -----    ------
   Total                              1,328     (651)     107       784
                                     ------   ------    -----    ------
Interest-bearing liabilities:
  Deposits                              315     (350)     (20)      (55)
  Borrowings                            760        7       24       791
                                     ------    -----    -----    ------
   Total                              1,075     (343)       4       736
                                     ------    -----    -----    ------
Net change to interest income        $  253    $(308)   $ 103    $   48
                                     ======    =====    =====    ======


Interest income
---------------

Total interest and dividend income increased $784,000, or 6.6%, for the six month period ended December 31, 1998 as compared with the same period a year ago. This increase resulted from a $44.4 million, or 14.2%, increase in average earning assets, offset by a decrease in average yield of 51 basis points to 7.11%.

Loan interest and fee income decreased $247,000, or 3.3%, for the six month period ended December 31, 1998 as compared with the prior year period as a result of a 55 basis point decrease in average yield to 8.34%, offset, in part, by a $5.4 million, or 3.2%, increase in average loans as compared with the prior year period.

Interest and dividends on investments and federal funds sold increased $1,031,000, or 24.1%, for the six month period ended December 31, 1998 as compared with the prior year period as a result of a $38.9 million, or 27.6%, increase in average balances, offset by a lower average yield, which was down 16 basis point to 5.91%.

Interest expense
----------------

Interest expense for the six month period ended December 31, 1998 increased $736,000, or 12.9%, as compared with the prior year period as a result of a $41.6 million, or 15.2%, increase in average balances for deposits and borrowings, offset, in part, by an 8 basis points decrease in the cost of funds from 4.15% to 4.07%.

Deposit expense decreased $55,000, or 1.0%, as a result of a 26 basis point decrease in the average cost of interest bearing deposits deposit, offset, in part, by a $15.3 million, or 5.7%, increase in average interest-bearing deposit balances. Average savings account balances have increased $6.9 million, or 17.3%, over the period, while NOW account balances have increased $4.3 million, or 15.5%, and money market accounts have increased $5.3 million, or 8.5%. Certificates of deposit decreased slightly by $1.1 million, or 0.8%. The average rate paid on certificates of deposit declined to 5.24% from 5.49% a year ago, while NOW deposit rates have declined to 1.22% from 1.47% a year ago, and other non-maturity deposit rates (savings and money market) have declined slightly to 2.73% and 3.03%, respectively.

Interest expense on borrowings increased $791,000, or 369.6%, as a result of increased average borrowings coupled with a higher average cost of funds. In March 1998 NewMil used Federal Home Loan Bank fixed rate term advances to fund purchases of fixed rate mortgage backed securities. As a result, average borrowings for the current quarter are $26.3 million higher as compared with the prior year period and the average borrowings cost is 18 basis points higher than the prior year period. NewMil's borrowings are for terms of less than five years.

Provision and Allowance for loan losses
---------------------------------------

NewMil provided $50,000 for loan losses during the six months ended December 31, 1998, compared to $150,000 for the prior year period provision. The following table details changes in the allowance for loan losses during the six month periods ended December 31:

                                                 1998          1997
   (dollars in thousands)                        ----          ----
   Balance, beginning of period                  $5,004        $5,452
   Provision for losses                              50           150
   Charge-offs                                      (33)          (58)

   Recoveries                                        47             2
                                                 ------        ------
   Balance, end of period                        $5,068        $5,546
                                                 ======        ======
   Ratio of allowance for loan losses:
     to non-performing loans                      358.16%       183.82%
     to total gross loans                           2.60          3.24


For a detailed discussion of the Bank's allowance for loan losses see "For the three month periods ended December 31, 1998 and 1997", above.



Non-interest income
-------------------

The following table details the principal categories of non-interest income for the six month periods ended December 31.


  (in thousands)                        1998      1997      Change
                                        ----      ----      ------
  Service charges on
   deposit accounts                   $  601      $556   $   45     8.1%
  Gains on sales of mortgage
   loans, net                            290       147      143    97.3
  Gains on sale of OREO                  864       291      573   196.9
  Loan servicing                          43        53      (10)  (18.9)
  Securities losses, net                  -       (281)     281   100.0
  Other                                  159       142       17    12.0
                                      ------      ----   ------
   Total non-interest income          $1,957      $908   $1,049   115.5
                                      ======      ====   ======


The increase in service charges on deposit accounts reflects increased transaction volume, resulting from deposit growth, fees from the Generations Gold Family Club introduced in 1998, and increased ATM/debit card activity. The increase in gains on sales of residential mortgage loans resulted from loan sales of $14.3 million in 1998 compared with $9.2 million in 1997. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold service-released. The increase on gains on OREO sales results from the sale of one property during the past quarter that had been taken into OREO several years ago, at which time it was written down to its market value, and as a result of the recent strong market was sold at a significant gain. The decrease in loan servicing fees results from portfolio run-off. The net securities losses in 1997 were realized on sales of $14.2 million and resulted from a restructuring of the securities portfolio.



Operating expenses
------------------

The following table details the principal categories of operating expenses for the six month periods ended December 31.


  (in thousands)                     1998      1997      Change
                                     ----      ----      ------
  Salaries                         $2,357    $2,092     $265    12.7%
  Employee benefits                   562       600      (38)  (6.3)
  Occupancy                           512       441       71   16.1
  Equipment                           446       362       84   23.2
  Insurance                            52        52       -     0.0
  Professional fees, Collections
   and OREO expense                   241      (114)     355  311.4
  Postage and telecommunications      208       182       26   14.3
  Marketing                           127       125        2    1.6
  Other operating                     836       765       71    9.3
                                   ------    ------     ----
   Total operating expenses        $5,341    $4,505     $836   18.6
                                   ======    ======     ====


The increase in salaries expense for the period ended December 31, 1998 as compared with the prior year period was due primarily to increases in staffing, primarily in lending, and annual salary increases of approximately 4.5%. The increase in occupancy expense results from building maintenance at certain branch offices and the write-off of certain leasehold improvements. The increase in equipment expense is primarily a result of increased depreciation and other expense arising from the replacement of NewMil's core processing hardware and software systems. Professional, Collection and OREO expense for 1997 included a negative OREO provision and recovery of legal expenses related to a securities arbitration claim that was settled in that period. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, result from increased lending activities, the additional branch location and changes in operations activities.

Income taxes
------------


Net income for the six month period ended December 31, 1998 included an income tax provision of $1,410,000, representing a 50.6% effective rate, as compared with a provision of $1,017,000 a year ago, representing a 42.0% effective rate. The provision for period ended December 31, 1998 included a one-time charge of $266,000 related to the formation of the PIC, as discussed above, without which the effective tax rate would have been 41.1%.



FINANCIAL CONDITION

Total assets decreased $9.8 million, or 2.7%, to $357.8 million during the six month period from June 30, 1998 through December 31, 1998. Net loans and deposits grew $27.0 million and $11.5 million, respectively, while securities, borrowings and overnight federal funds sold decreased by $26.3 million, $22.5 million and $19.9 million, respectively.

Securities
----------

NewMil took advantage of the one-time opportunity to reclassify securities from held-to-maturity to available-for-sale permitted with the adoption of SFAS 133 to restructure its securities portfolio. On adopting SFAS 133 effective October 1, 1998, NewMil reclassified certain securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. These securities consisted of floating rate collateralized mortgage obligations ("CMOs") which reprice off the Eleventh District Cost of Funds index. At September 30, 1998 these securities had been carried in held-to-maturity at $1,091,000 below cost. NewMil sold the securities during the quarter ended December 31, 1998 and realized a loss of only $274,000. This loss has been reported separately in net income, net of taxes, as the cumulative effect of adopting SFAS 133.

During the six month period ended December 31, 1998 NewMil purchased $15.6 million of fixed rate mortgage backed securities ("MBS") and $10.6 million of bank qualified municipal bonds. These purchases were funded from $32.7 million MBS and CMO principal repayments and other securities maturities.

NewMil's securities portfolio consists of MBSs, CMOs, bank qualified municipal bonds, U.S. Treasury notes and Federal Home Loan Bank stock. At December 31, 1998, 91.1% of the portfolio consisted of fixed rate securities, principally MBS and to a lesser extent, CMOs, US Treasury notes, and municipal bonds. At December 31, 1998 total fixed rate securities had a projected weighted average duration and life of 2.6 years and 3.3 years, respectively, based on median projected prepayment speeds at current interest rates. At December 31, 1998 7.1% of the portfolio consisted of floating rate CMOs and MBSs, which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate securities had a projected weighted average duration and life of 0.2 years and 6.0 years, respectively, based on median projected prepayment speeds at current interest rates. Floating rate MBSs are tied to the Eleventh District Cost of Funds index, while the floating rate CMOs are tied to several Treasury indices. The remaining 1.9% of the portfolio at December 31, 1998, was represented by Federal Home Loan Bank stock.

At December 31, 1998, securities totaling $103.5 million, or 76.1%, were classified as available-for-sale and securities totaling $32.4 million, or 23.9%, were classified as held-to-maturity.

Loans
-----

Net loans grew $27.0 million, or 16.6%, during the six month period ended December 31, 1998. Loans originated and loan advances totaled $73.7 million, while loan repayments and loans sold in the secondary market were $32.5 million and $14.3 million, respectively. Loans originated include $30.3 million of residential mortgage loans purchased for portfolio.

Major classifications of loans are as follows:

                                           December 31,     June 30,
     (in thousands)                            1998           1998
     Real estate mortgages:
      One-four family residential           $110,432        $ 85,274
      Five or more family residential          6,303           5,500
      Commercial                              34,275          34,878
      Land                                     2,919           3,571
     Commercial and industrial                17,685          14,357
     Home equity lines of credit              20,386          21,208
     Installment and other                     2,812           3,118
                                            --------        --------
      Total loans, gross                     194,812         167,906
     Deferred loan origination fees
      and purchase premium, net                  118             (53)
     Allowance for loan losses                (5,068)         (5,004)
                                            --------        --------
      Total loans, net                      $189,862        $162,849
                                            ========        ========


The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works with several government-assisted lending programs. Commercial mortgage loans, including mortgages on land and multi-family property decreased $452,000, or 1.0% since June 30, 1998, and C & I loans increased $3,328,000, or 23.2%, for the period.

The Residential Mortgage Department, in addition to traditional portfolio lending, has a secondary market distribution capability, which provides the flexibility to sell a variety of mortgage products on a service-released basis. During the six month period ended December 31, 1998 the department has originated and sold $14.3 million of loans to the secondary market. The department supplements the Bank's own originations by purchasing residential mortgage loans originated within the State of Connecticut from several correspondent lenders. During the six month period ended December 31, 1998 the department has purchased $30.3 million of loans for portfolio. Since June 30, 1998 the residential mortgage loan portfolio has increased by $25.2 million, or 29.5%, while home equity lines and loans decreased $822,000, or 3.9%, for the period.



Non-performing assets
---------------------

The following table details changes in non-performing assets during the six month periods ended December 31.

(in thousands)                                  1998      1997
                                                ----      ----
Balance, beginning of year                    $1,683    $3,585
Loans placed on non-accrual status               632       926
Change in accruing loans past
  due 90 or more days, net                      (400)     (351)
Change in loans restructured, net                -        (274)
Payments to improve OREO                         108       419
Loan payments                                   (125)      (88)
Loans returned to accrual status                  (3)     (267)
Loan charge-offs                                 (30)      (41)
Gross proceeds from OREO sales                (1,076)     (988)
Gains on OREO sales, net                         864       291
Reverse provision for real estate acquired
  valuation reserve                               19       -
                                              ------    ------
Balance, end of period                        $1,672    $3,212
                                              ======    ======
Percent of total assets                        0.47%     1.36%



During the six month period ended December 31, 1998 non-performing assets decreased $11,000, or 0.7%, due principally to OREO sales and collections of non-accrual loans and loans 90 days past due and accruing, offset, in part, by new non-accrual loans. Additions to non-accrual loans generally represent loans which had previously been classified on NewMil's internally monitored list and had been adequately reserved. Additions to loans 90 days past due and still accruing represent loans which are classified on NewMil's internally monitored list, have adequate collateral value, and are in the process of collection.

The following table details the composition of non-performing assets as of December 31, 1998.


Non-Performing Assets           Accruing                          Total
(dollars in thousands)           loans                             non-
                       Non-     past due Restruc-                perform-
                       accrual   90 or     tured           OREO     ing
                        loans more days loans (a)  OREO  reserve  assets
                        ----- --------- --------   ----  -------  ------
December 31, 1998
Real estate:
 Residential          $   585  $  228      -       $ 58   $ -     $  871
 Commercial               190      -       -         36     -        226
 Land and land
 development              410      -       -        226     -        636
Collateral and
 installment loans          2      -       -        -       -          2
Valuation reserve         -        -       -        -      (63)      (63)
                       ------    ----    ----      ----   ----    ------
 Totals                $1,187    $228    $ -       $320   $(63)   $1,672
                       ======    ====    ====      ====   ====    ======

(a) Includes accruing troubled debt restructurings.



NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO. The OREO valuation reserve at December 31, 1998 totaled $63,000, or 19.7% of OREO.


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

Operating activities for the six month period ended December 31, 1998 provided net cash of $950,000. Investing activities provided net cash of $743,000, principally as a result of securities repayments, sales and maturities, net loan repayments and sales of OREO, offset, in part, by securities and loan purchases. Financing activities used net cash of $11.9 million, principally to repay borrowings, offset in part, by net deposit growth. Funds provided by operating and investing activities, together with a $10.2 million decrease in cash and overnight federal funds sold, were utilized to fund financing activities.

At December 31, 1998, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $185.2 million, to net deposits and short term unsecured liabilities, was 65.5%, well in excess of NewMil's minimum guideline of 15%. At December 31, 1998, NewMil had outstanding commitments to fund new loan originations of $23.0 million, construction mortgage commitments of $788,000 and unused lines of credit of $23.0 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

Shareholders' equity increased $1,447,000, to $34,856,000, while book value per share increased $0.38 to $9.09, during the six month period ended December 31, 1998. The increase in equity resulted from net income of $1,125,000, or $0.28 per share (diluted), net unrealized gains on securities during the period, net of taxes, $1,058,000 and stock option proceeds of $52,000, offset by treasury stock purchases of $136,000 and dividends paid of $652,000.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At December 31, 1998 NewMil's leverage capital ratio was 9.38% and its tier I and total risk-based capital ratios were 19.53% and 20.80%, respectively. At December 31, 1998 the Bank's leverage capital ratio was 9.40% and its tier I and total risk-based capital ratios were 20.23% and 21.50%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
---------

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years.
Consequently, the maximum amount of dividends payable by the Bank to NewMil as of December 31, 1998 was $1,933,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.

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

The assessment phase included the development of an inventory of all date sensitive systems, including in-house systems and those of the Bank's outside vendors and suppliers, a risk assessment of each element, and specific methodology to correct non-compliant systems. As of December 31, 1998 the assessment phase has been completed for all material items.

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

The validation phase addresses systems testing and is being performed by the Bank and its outside vendors and suppliers alike. After a thorough evaluation the Bank decided to convert from its in-house legacy computer systems to an in-house client server, relational database system. The Bank converted to the in-house database system on November 13, 1998. The Bank's new client server system has been certified Year 2000 compliant by the supplying vendor and the Bank will verify compliance in early 1999. Several third party interfaces are scheduled for testing in early 1999. All systems testing is expected to be completed by March 31, 1999.

The implementation phase addresses the roll out of Year 2000 compliant systems during 1998 and 1999. Should any systems fail the validation, contingency plans will be developed and executed in early 1999.

NewMil has also developed an action plan to identify credit risk in its loan portfolio arising from the potential failure of a borrower's operating or other systems as a consequence of the Year 2000. NewMil has conducted mailings of a Year 2000 Questionnaire to all of its commercial borrowers and will complete Year 2000 Risk to Bank assessment ratings for all commercial borrowers in early 1999.

Federal banking agencies are conducting supervisory reviews of all financial institutions Year 2000 readiness. In February 1998 the FDIC completed an assessment of the Bank's Year 2000 planning efforts and in September 1998 the FDIC conducted a supervisory review of the Bank's Year 2000 conversion effort.

Costs

The cost of new hardware and software associated with the systems conversion, including the replacement of all teller terminals, is approximately $1,400,000. This cost has been capitalized and is being depreciated over the fixed assets useful lives. The annual operating expense of the new system is estimated to be approximately the same as that of the present system. Based on current information, management believes that specific costs related to NewMil's Year 2000 systems issues will not have a material impact on the operations, cash flows or financial condition of NewMil.

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


Item 3.   QUANTITATIVE and QUALITATIVE DISCLOSURE of MARKET RISK

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


                         NEWMIL BANCORP, INC.



February 12, 1999        By    /s/ Francis J. Wiatr
                         Francis J. Wiatr,
                         Chairman, President and CEO



February 12, 1999        By    /s/ B. Ian McMahon
                         B. Ian McMahon,
                         Chief Financial Officer



                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      NEWMIL BANCORP, INC.



February 12, 1999     By:
                           Francis J. Wiatr,
                           Chairman, President and CEO



February 12, 1999     By:
                           B. Ian McMahon,
                           Chief Financial Officer