Form 10-Q
period 1999-03-31
NEWMIL BANCORP INC
filed 1999-05-14
CIK 807524

Washington, D.C. 20549


                               FORM 10-Q



        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        For quarterly period ended
                              March 31, 1999


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of March 31, 1999 is 3,777,014.



Page 2
                     NEWMIL BANCORP, INC. and SUBSIDIARY

                              TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION                         Page


Item 1   Financial Statements:

         Consolidated Balance Sheets as of
         March 31, 1999 and June 30, 1998               3

         Consolidated Statements of Income
         for the three and nine month periods
         ended March 31, 1999 and 1998                 4-5

         Consolidated Statements of Changes in
         Shareholders' Equity for the nine month
         periods ended March 31, 1999 and 1998          6

         Consolidated Statements of Cash Flows
         for the nine month periods ended
         March 31, 1999 and 1998                        7

         Notes to Consolidated Financial Statements     8

Item 2   Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations                                 14

Item 3   Quantitative and Qualitative Disclosures
         about Market Risk                             29



PART II  OTHER INFORMATION


Item 1   Legal Proceedings                             30

Item 4   Submission of matters to a vote of
         security holders                              30

Item 5   Other information                             30

Item 6   Exhibits and Reports on Form 8-K              30






NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                                 March 31,    June 30,
                                                   1999         1998
                                                   ----         ----
                                                (unaudited)
ASSETS
------
Cash and due from banks                         $  7,850      $  5,342
Federal funds sold                                16,237        25,134
Securities:
 Available-for-sale at market                     88,303       112,091
 Held-to-maturity at amortized cost
  (market value: $27,682 and $49,911)             28,181        50,176
Loans (net of allowance for
 loan losses: $5,100 and $5,004)                 206,165       162,849
Other real estate owned
 (net of valuation reserve: $56 and $82)               2           295
Bank premises and equipment, net                   6,506         6,124
Accrued income                                     2,226         2,259
Deferred tax asset, net                            1,751         2,503
Other assets                                       1,058           796
                                                --------      --------
    Total Assets                                $358,279      $367,569
                                                ========      ========



LIABILITIES and SHAREHOLDERS' EQUITY
------------------------------------
Deposits
 Demand (non-interest bearing)                  $ 18,581      $ 14,520
 NOW accounts                                     33,327        30,202
 Money market                                     70,748        65,257
 Savings and other                                50,542        45,180
 Certificates of deposit                         131,990       138,718
                                                --------      --------
    Total deposits                               305,188       293,877
Federal Home Loan Bank advances                   15,000        37,500
Accrued interest and other liabilities             3,549         2,783
                                                --------      --------
    Total Liabilities                            323,737       334,160
                                                --------      --------

Commitments and contingencies                        -             -




Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,990,138 shares                        2,995         2,995
 Paid-in capital                                  43,773        43,881
 Retained earnings                                 9,942         8,933
 Accumulated other comprehensive income             (298)       (1,205)
 Treasury stock, at cost - 2,213,124
  and 2,155,824 shares                           (21,870)      (21,195)
                                                --------      --------
    Total Shareholders' Equity                    34,542        33,409
                                                --------      --------
    Total Liabilities and Shareholders' Equity  $358,279      $367,569
                                                ========      ========

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)

                                Three months ended  Nine months ended
                                      March 31          March 31
                                   1999     1998     1999     1998
                                   ----     ----     ----     ----
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans        $4,009   $3,756   $11,344  $11,338
 Interest on securities             1,810    2,439     6,535    6,183
 Dividend income                       44       31       124       82
 Interest on federal funds sold        81      126       586      610
  Total interest and dividend      ------   ------   -------  -------
       income                       5,944    6,352    18,589   18,213
                                   ------   ------   -------  -------
INTEREST EXPENSE
 Deposits                           2,492    2,689     7,914    8,166

 Borrowed funds                       224      505     1,229      719
                                    -----    -----     -----    -----
  Total interest expense            2,716    3,194     9,143    8,885
                                    -----    -----     -----    -----
Net interest and dividend income    3,228    3,158     9,446    9,328
                                    -----    -----     -----    -----
PROVISION FOR LOAN LOSSES              25       50        75      200
Net interest and dividend
 income after provision
  for loan losses                   3,203    3,108     9,371    9,128
                                    -----    -----     -----    -----

NON-INTEREST INCOME
 Service charges on deposit accounts  265      270       866      826
 Gains on sales of mortgage loans,
      net                             161       89       451      236
 Securities gains (losses), net        -        10        -      (271)
 Gains on sales of OREO               478       50     1,342      341
 Loan servicing fees                   19       25        62       78
 Other                                 76       66       235      208
                                    -----    -----     -----    -----
  Total non-interest income           999      510     2,956    1,418
                                    -----    -----     -----    -----
NON-INTEREST EXPENSE
 Salaries                           1,316      979     3,673    3,071
 Employee benefits                    345      325       907      925
 Occupancy                            268      232       780      673
 Equipment                            222      183       668      545
 Insurance                             26       26        78       78
 Professional, collection and
  OREO expense                        107       77       348      (37)
 Other                                572      503     1,743    1,575
                                    -----    -----   -------   ------
  Total non-interest expense        2,856    2,325     8,197    6,830
Income before income taxes,         -----    -----   -------   ------
 cumulative effect of accounting
 change and extraordinary item      1,346    1,293     4,130    3,716
Provision for income taxes            466      543     1,876    1,560
Income before cumulative effect of  -----    -----   -------   ------
 accounting change and extraordinary
 item                                 880      750     2,254    2,156
Cumulative effect of change in
 accounting  principle, net of tax    -         -       (162)      -
Extraordinary item, net of tax        -         -        (87)      -
                                   ------   ------   -------  -------
NET INCOME                         $  880   $  750   $ 2,005  $ 2,156
                                   ======   ======   =======  =======





NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)
                                  Three months ended  Nine months ended
                                            March 31         March 31
                                         1999     1998     1999     1998
                                         ----     ----     ----     ----

Diluted earnings per share
 Income before cumulative effect of
   accounting change and
   extraordinary item                    $0.22    $0.18    $0.56   $0.53
 Cumulative effect of change in
   accounting principle, net of tax       0.00     0.00    (0.04)   0.00
 Extraordinary item, net of tax           0.00     0.00    (0.02)   0.00
                                         -----    -----    -----   -----
 Net income                              $0.22    $0.18    $0.50   $0.53
                                         =====    =====    =====   =====
Basic earnings per share
 Income before cumulative effect of
   accounting change and
   extraordinary item                    $0.23    $0.19    $0.58   $0.56
 Cumulative effect of change in
   accounting principle, net of tax       0.00     0.00    (0.04)   0.00
 Extraordinary item, net of tax           0.00     0.00    (0.02)   0.00
 Net income                              $0.23    $0.19    $0.52   $0.56
                                         =====    =====    =====   =====

Dividends per share                      $0.09    $0.08    $0.26   $0.22
                                         =====    =====    =====   =====



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                                   Common       Paid-in       Retained
                                    Stock       capital       earnings
                                   ------       -------       --------
Balances at
 June 30, 1997                     $2,994       $44,192       $7,097

Net income                           -             -           2,156
Change in net unrealized gains
 (losses) on securities, net of
 taxes                               -             -            -
Total comprehensive income

Cash dividends paid                  -             -            (845)
Proceeds from exercise
 of stock options                      26           256         -
Acquisition of treasury stock        -             -            -
                                   ------       -------       ------
   Balances at March 31, 1998      $3,020       $44,448       $8,408
                                   ======       =======       ======

Balances at June 30, 1998          $2,995       $43,881       $8,933

Net income                           -             -           2,005
Change in net
 unrealized gains (losses) on
 securities, net of taxes            -             -            -
Total comprehensive income

Cash dividends paid                  -             -            (996)
Proceeds from exercise
 of stock  options                   -             (108)        -
Acquisition of treasury stock        -             -            -
                                   ------       -------       ------
   Balances at March 31, 1999      $2,995       $43,773       $9,942
                                   ======       =======       ======


                                         Accumulated
                                            other
                                        comprehensive
                                            income            Total
                           Treasury       Unrealized       shareholders
                            stock       gains (losses)        equity
                           --------     --------------     ------------
Balances at
 June 30, 1997             $(21,075)      $(1,489)           $31,719

Net income                     -             -                 2,156
Change in net unrealized
 gains (losses) on
 securities, net of taxes      -              310                310
                                                             -------
Total comprehensive income                                     2,466
                                                             -------
Cash dividends paid            -             -                  (845)
Proceeds from exercise
 of stock options              -             -                   282
Acquisition of
 treasury stock                (633)         -                  (633)
   Balances at             --------       -------            -------
 March 31, 1998            $(21,708)      $(1,179)           $32,989
                           ========       =======            =======










Balances at
 June 30, 1998             $(21,195)      $(1,205)           $33,409

Net income                     -             -                 2,005
Change in net unrealized
 gains (losses) on
 securities, net of taxes      -              907                907
                                                             -------
Total comprehensive income                                     2,912
                                                             -------
Cash dividends paid            -             -                  (996)
Proceeds from exercise
 of stock  options              168          -                    60
Acquisition of
 treasury stock                (843)         -                  (843)
   Balances at             --------         -----            -------
 March 31, 1999            $(21,870)        $(298)           $34,542
                           ========         =====            =======


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                       Nine months ended
(unaudited)                                              March 31,
                                                        1999     1998
                                                        ----     ----
Operating Activities
  Net income                                            $2,005   $2,156
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loan losses                               75      200
    Provision for depreciation and amortization            564      464
    Decrease in deferred income tax asset                  167      130
    Amortization and accretion of securities
      premiums and discounts, net                          602       66
    Securities losses, net                                 -        271
    Cumulative effect of accounting change, net            162      -
    Extraordinary loss on debt extinguishment, net          87      -
    Realized gains on loan sales, net                     (451)    (236)
    Realized gains on OREO sales, net                   (1,342)    (341)
    Decrease (increase) in accrued income                   51     (526)
    Increase in accrued interest expense
      and other liabilities                                756      508
    Decrease in other assets, net                         (369)     (15)
      Net cash provided by                             -------  -------
      operating activities                               2,307    2,677
Investing Activities                                   -------  -------


  Proceeds from sales of securities
   available-for-sale                                   20,933   35,878
  Proceeds from sale of securities
   held-to-maturity                                        -      7,325
  Proceeds from maturities and principal
   repayments of securities                             25,284   33,417
  Proceeds from sale of mortgage backed
   securities available-for-sale                           -      1,042
  Purchases of securities available-for-sale               -    (50,071)
  Purchases of securities held-to-maturity             (10,565)     -
  Purchases of mortgage backed securities
   available-for-sale                                  (15,598) (93,403)
  Principal collected on mortgage backed securities     26,433    3,832
  Loan (advances) repayments, net                       (5,408)  (3,207)
  Loans purchased for portfolio                        (37,580)     -
  Proceeds from sales of OREO                            1,815    1,249
  Payments to improve OREO                                (107)    (498)
  Purchases of Bank premises
   and equipment, net                                     (945)    (750)
      Net cash provided (used) by                      -------  -------
       investing activities                              4,262  (65,186)
Financing Activities                                   -------  -------
  Net increase in deposits                             $11,321  $13,936
  Net repayments of repurchase agreements                  -     (5,000)
  Net (repayments) proceeds from FHLB advances         (22,500)  36,500
  Cash dividends paid                                     (996)    (633)
  Treasury stock purchased                                (843)    (845)
  Proceeds from exercise of stock options                   60      283
      Net cash (used) provided by                      -------  -------
      financing activities                             (12,958)  44,241
                                                       -------  -------
      Decrease in cash and cash equivalents             (6,389) (18,268)

                                                       -------  -------
Cash and federal funds sold, beginning of year          30,476   24,628
                                                       -------  -------
Cash and federal funds sold, end of period             $24,087  $ 6,360
                                                       =======  =======
Cash paid during period
  Interest to depositors                               $ 7,904   $8,172
  Interest on borrowings                                 1,334      576
  Income taxes                                           1,510      990
Non-cash transfers
  From loans to OREO                                        60      177
  From securities held-to-maturity to
   securities available-for-sale                        21,509       -





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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the year ended June 30, 1998.

Effective October 1, 1998 NewMil adopted the provisions of Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. SFAS 133 also requires that changes in the fair value of derivative instruments be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In addition SFAS 133 allows for the reclassification of securities from held-to-maturity to available-for-sale without tainting the investment portfolio. Under the provisions of SFAS 133, if securities are reclassified and sold in the same period the gain or loss from the sale is treated as a cumulative effect of accounting change on the income statement. NewMil took advantage of the provisions of SFAS 133 by reclassifying securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. NewMil realized a loss, net of tax, of $162,000 on the transfer and sale of these securities. This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133. The securities were previously carried below cost as held-to-maturity, and an unrealized loss, net of taxes, of $654,000 against these securities was included in shareholders equity on September 30, 1998. These securities had been transferred, in a previous year, from available-for-sale to held-to-maturity with an unrealized loss being amortized in equity. NewMil does not have any derivative securities in its portfolio, therefore, the disclosures required by SFAS 133 are not applicable.



NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) are as follows:

(dollars in thousands)               Estimated       Gross        Amort-
                                       fair       unrealized      ized
                                       value    gains    losses   cost
                                     ---------  -----    ------   -----
March 31, 1999
U.S. Treasury and Government
 Agencies
 Within 1 year                        $ 6,009    $ 10    $ -    $ 5,999
Mortgage backed securities             78,176     211     334    78,299
Collateralized mortgage
  obligations                           1,593     -       129     1,722
                                      -------    ----    ----   -------
  Total debt securities                85,778     221     463    86,020
Federal Home Loan Bank stock            2,525     -        -      2,525
 Total securities                     -------    ----    ----   -------
  available-for-sale                  $88,303    $221    $463   $88,545
                                      =======    ====    ====   =======











June 30, 1998
U.S. Treasury and Government
 Agencies
 Within 1 year                       $ 18,330    $ 98    $ -   $ 18,232
 After 5 and within 10 years              993      -        7     1,000
Mortgage backed securities             87,796      46     390    88,140
Collateralized mortgage
 obligations                            2,447      -      163     2,610
                                      -------    ----    ----   -------
  Total debt securities               109,566     144     560   109,982
Federal Home Loan Bank stock            2,525      -       -      2,525
 Total securities                    --------    ----    ----  --------
  available-for-sale                 $112,091    $144    $560  $112,507
                                     ========    ====    ====  ========

Securities classified held-to-maturity (carried at amortized cost) are as follows:

(dollars in thousands)                            Gross       Estimated
                                  Amortized      unrealized      fair
                                   cost(a)    gains  losses     value
                                  ---------   -----  ------   ---------
March 31, 1999
Mortgage backed securities        $ 5,165     $108   $ -      $ 5,273
Municipal Bonds
 After 10 years                    10,560        1    323      10,238

Collateralized mortgage
 obligations                       12,456       86    371      12,171
 Total securities                 -------     ----   ----     -------
  held-to-maturity                $28,181     $195   $694     $27,682
                                  =======     ====   ====     =======
June 30, 1998
Mortgage backed securities        $ 6,806     $ 99   $ -      $ 6,905
Collateralized mortgage
 obligations                       43,370      438    802      43,006
 Total securities                 -------     ----   ----     -------
  held-to-maturity                $50,176     $537   $802     $49,911
                                  =======     ====   ====     =======


     (a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Securities with an amortized cost of $786,000 and a market value of $787,000 were pledged as collateral against public funds at March 31, 1999.

NewMil adopted the provisions of SFAS 133 and under this provision reclassified securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. NewMil realized a loss, net of tax, of $162,000 on the transfer and sale of these securities. This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133. In past years these securities have experienced significant market price volatility. NewMil sold these securities to reduce its exposure to market risk.


Cash proceeds and realized gains and losses from sales of securities during the nine month periods ended March 31 are as follows:


(dollars in thousands)                       Cash     Realized  Realized
                                           proceeds     gains    losses
                                           --------   --------  --------
Nine months ended March 31, 1999
Available-for-sale
  Collateralized mortgage obligations(a)    $20,933    $ -       $ 274
                                            =======    =====     =====
Nine months ended March 31, 1998
Available-for-sale
  U.S. Treasury and Government Obligations  $30,010    $ 10      $  -
  Mortgage backed securities                  1,042      64         -
  Collateralized mortgage obligations         5,868      -         242
Held-to-maturity
  Collateralized mortgage obligations (b)     7,325      -         103
                                            -------    ----      -----
   Total                                    $44,245    $ 74      $ 345
                                            =======    ====      =====


(a) This sale was transacted under the provisions of SFAS 133 with the loss being reported as the cumulative effect of a change in accounting principle.

(b) In November 1997 NewMil sold a collateralized mortgage obligation ("CMO") which was classified as held-to-maturity. In October 1997 NewMil engaged a financial securities consultant to analyze this CMO. Based on this review NewMil determined that it was highly probable that NewMil would likely receive substantially less than the contractual interest on this CMO and that the CMO could experience a significant decline in market value. NewMil concluded that these and other changes in circumstances surrounding this CMO were isolated, non-recurring, and highly unusual, and could not have been reasonably anticipated. NewMil realized a loss on the sale of this security.

NOTE 3 - LOANS

Major classifications of loans are as follows:


                                                March 31,      June 30,
     (in thousands)                               1999           1998
                                                  ----           ----
     Real estate mortgages:
      One-four family residential               $127,238      $ 85,274
      Five or more family residential              6,321         5,500
      Commercial                                  35,193        34,878
      Land                                         2,851         3,571
     Commercial and industrial                    17,271        14,357
     Home equity lines of credit                  19,481        21,208
     Installment and other                         2,679         3,118
                                                --------      --------
      Total loans, gross                         211,034       167,906
     Deferred loan origination fees
      and purchase premium, net                      231           (53)
     Allowance for loan losses                    (5,100)       (5,004)
                                                --------      --------
      Total loans, net                          $206,165      $162,849
                                                ========      ========

     Impaired loans
      With valuation allowance                      $300          $ -
      With no valuation allowance                    460           464
                                                    ----          ----
      Total impaired loans                          $760          $464
                                                    ====          ====
      Valuation allowance                           $173          $ -

Changes in the allowance for loan losses during the nine month periods ended March 31, are as follows:

     (in thousands)                                 1999          1998
                                                    ----          ----
     Balance, beginning of period                 $5,004        $5,452
     Provision for losses                             75           200
     Charge-offs                                     (36)         (658)
     Recoveries                                       57             4
                                                  ------        ------
     Balance, end of period                       $5,100        $4,998
                                                  ======        ======

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

                                              March 31,       June 30,
     (in thousands)                             1999            1998
                                                ----            ----
      Non-accrual loans                        $1,450          $  761
      Accruing loans past due
        90 days or more                           340             628
      Accruing troubled debt
        restructured loans                        -               -
                                               ------          ------
        Total non-performing loans              1,790           1,389
                                               ------          ------
      Other real estate owned                      58             377
      Valuation reserve                           (56)            (82)
                                               ------          ------
        Total OREO, net                             2             295
                                               ------          ------
        Total non-performing assets            $1,792          $1,684
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

Basic earnings per share is computed using the weighted-average common shares outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Shares used in the computations for the three and nine month periods ended March 31, are as follows:

                                    Three months ended  Nine months ended
                                         March 31,           March 31,
(in thousands)                         1999    1998       1999    1998
                                       ----    ----       ----    ----
Basic                                  3,804   3,855      3,825   3,846
Effect of dilutive stock options         194     209        194     225
                                       -----   -----      -----   -----
Diluted                                3,998   4,064      4,019   4,071
                                       =====   =====      =====   =====


NOTE 6 - COMPREHENSIVE INCOME

Effective July 1, 1998, NewMil adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. NewMil's one source of other comprehensive income is the net unrealized gain (loss) on securities.



The components of comprehensive income for the three and nine month periods ended March 31, 1999 and 1998 are as follows:

                                  Three months ended Nine months ended
                                      March 31,         March 31,
(in thousands)                      1999    1998      1999    1998
                                    ----    ----      ----    ----
Comprehensive income
  Net income                        $880    $750      $2,005  $2,156
  Net unrealized (losses) gains
    on securities during period     (151)    (68)        907     310
                                    ----    ----      ------  ------
Comprehensive income                $729    $682      $2,912  $2,466
                                    ====    ====      ======  ======


The components of other comprehensive income, and related tax effects were as follows:


(in thousands)                           Before       Tax      Net of
                                           tax     (expense)     tax
                                         amount     benefit    amount
                                         ------     -------    ------
Three months ended March 31, 1999
Net unrealized loss on securities
  available-for-sale arising
  during the period                      $(318)     $ 108      $(210)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                  89        (30)        59
Net unrealized gains on                  -----      -----      -----
  securities during period               $(229)     $  78      $(151)
Three months ended March 31, 1998        =====      =====      =====

Net unrealized gains on securities
  available-for-sale arising
  during the period                      $(219)     $  88      $(131)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                 106        (43)        63
Net unrealized gains on                  -----      -----      -----
  securities during period               $(113)     $  45      $ (68)
Nine months ended March 31, 1999         =====      =====      =====

Net unrealized gains on securities
  available-for-sale arising
  during the period                     $  240      $(150)      $ 90
Reclassification adjustment for
  realized loss included in net income     274       (112)       162
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-maturity
  and subsequently sold (Note 2)           817       (369)       448
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                 552       (345)       207
Net unrealized gains on                 ------      -----       ----
  securities during period              $1,883      $(976)      $907
Nine months ended March 31, 1998        ======      =====       ====



Page 18

Net unrealized gains on securities
  available-for-sale arising
  during the period                       $300      $(120)      $180
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                 217        (87)       130
Net unrealized gains on                   ----      -----       ----
  securities during period                $517      $(207)      $310
                                          ====      =====       ====


NOTE 7 - INCOME TAXES

The components of the provision for income taxes for the three and nine month periods ended March 31 are as follows:

                                 Three months ended   Nine months ended
                                     March 31,           March 31,
                                    1999   1998         1999   1998
                                    ----   ----         ----   ----
     (in thousands)
     Current provision
       Federal                      $ 458  $ 440        $1,404  $1,263
       State                           -     149           305     427
                                    -----  -----        ------  ------
        Total                         458    589         1,709   1,690
                                    -----  -----        ------  ------
     Deferred provision
       Federal                          8    -            (262)     -
       State                           -     (46)          429    (130)
                                    -----  -----        ------  ------
        Total                           8    (46)          167    (130)
                                    -----  -----        ------  ------
     Income tax provision           $ 466  $ 543        $1,876  $1,560
                                    =====  =====        ======  ======


NewMil formed a Passive Investment Company ("PIC") and changed its Federal tax year to a calendar year basis to take advantage of recent changes in Connecticut tax statutes. The Connecticut statute, effective January 1, 1999, allows NewMil to transfer mortgages into a PIC. Income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporation Business Tax. The formation of the PIC required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years. Accordingly, NewMil's income tax provision for the nine month periods ended March 31, 1999 includes a charge of $266,000.


NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). NewMil's and the Bank's regulatory capital ratios at March 31, 1999, were as follows:

                                               NewMil      Bank
                                               ------      ----
   Leverage ratio                               9.68%      9.60%
   Tier I risk-based ratio                     18.69%     19.15%
   Total risk-based ratio                      19.96%     20.42%



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

Restrictions on Subsidiary's Dividends and Payments
---------------------------------------------------

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil for the nine month period ended March 31, 1999 is $2,428,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.



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

RESULTS OF OPERATIONS
For the three month periods ended March 31, 1999 and 1998

Overview
--------
NewMil earned net income of $880,000, or 22 cents per share (diluted), for the third quarter ended March 31, 1999 as compared with $750,000, or 18 cents per share (diluted), for the third quarter ended March 31, 1998.

Analysis of net interest and dividend income
--------------------------------------------
Net interest and dividend income increased $70,000, or 2.2%, for the quarter ended March 31, 1999 as compared with the prior year period. This increase resulted from a 13 basis point increase in the net interest margin to 3.80% from 3.67%, offset, in part by a $3.8 million, or 1.1% decrease in average earning assets.



The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended March 31, 1999 and 1998.


Three months ended March 31, 1999          Average   Income/    Average
(dollars in thousands)                     balance   expense  yield/rate
                                           -------   -------  ----------
Loans(a)                                   $203,623  $4,009      7.88%
Mortgage backed securities                   88,362   1,286      5.82
Other securities(b)                          47,921     649      5.42
                                           --------   -----
 Total earning assets                       339,906   5,944      7.00
Other assets                                 14,738   -----
                                           --------
 Total assets                              $354,644
                                           ========

NOW accounts                                $33,716      94      1.12
Money market accounts                        68,758     492      2.86
Savings & other                              49,753     297      2.39
Certificates of deposit                     132,598   1,609      4.85

                                           --------   -----
 Total interest-bearing deposits            284,825   2,492      3.50
Borrowings                                   15,000     224      5.97
                                           --------   -----
 Total interest-bearing funds               299,825   2,716      3.62
Demand deposits                              17,717   -----
Other liabilities                             2,416
Shareholders' equity                         34,686
 Total liabilities and                     --------
 shareholders' equity                      $354,644
                                           ========
Net interest income                                  $3,228
                                                     ======
Spread on interest-bearing funds                                 3.38
Net interest margin(c)                                           3.80


Three months ended March 31, 1998          Average   Income/    Average
(dollars in thousands)                     balance   expense  yield/rate
                                           -------   -------  ----------
Loans(a)                                   $170,928  $3,756      8.79%
Mortgage backed securities                   38,796     574      5.92
Other securities(b)                         134,012   2,022      6.04
                                           --------  ------
 Total earning assets                       343,736   6,352      7.39
Other assets                                 11,238  ------
                                           --------
 Total assets                              $354,974
                                           ========


Page 22

NOW accounts                               $ 28,906      87      1.20
Money market accounts                        62,725     476      3.04
Savings & other                              40,453     267      2.64
Certificates of deposit                     139,688   1,859      5.32
                                           --------  ------
 Total interest-bearing deposits            271,772   2,689      3.96
Borrowings                                   35,528     505      5.69
                                           --------  ------
 Total interest-bearing funds               307,300   3,194      4.16
Demand deposits                              12,552  ------
Other liabilities                             1,721
Shareholders' equity                         33,401
 Total liabilities and                     --------
 shareholders' equity                      $354,974
                                           ========
Net interest income                                  $3,158
                                                     ======
Spread on interest-bearing funds                                 3.23
Net interest margin(c)                                           3.67



(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume and rate for the three month periods ended March 31, 1999 and 1998.


Three months ended March 31,                  1999 versus 1998
(dollars in thousands)                  Change in interest due to
                                     Volume     Rate   Vol/rate   Net
                                     ------     ----   --------   ---
Interest-earning assets:
  Loans                              $   718    $(391)  $ (74) $  253
  Mortgage backed securities             733       (9)    (12)    712
  Other securities                    (1,299)    (207)    133  (1,373)
                                      ------     ----    ----   -----
   Total                                 152     (607)     47    (408)
Interest-bearing liabilities:         ------     ----    ----   -----






Page 23

  Deposits                               129     (311)    (15)   (197)
  Borrowings                            (292)      26     (15)   (281)
                                     -------    -----   -----   -----
   Total                                (163)    (285)    (30)   (478)
                                     -------    -----   -----   -----
Net change to interest income        $   315    $(322)  $  77   $  70
                                     =======    =====   =====   =====



Interest income
---------------

Total interest and dividend income decreased $408,000, or 6.9%, for the quarter ended March 31, 1999 as compared with the same period a year ago. This decrease resulted from a $3.8 million, or 1.1%, decrease in average earning assets coupled with a decline in average yield of 39 basis points to 7.00%.

Loan interest and fee income increased $253,000, or 6.7%, for the quarter ended March 31, 1999 as compared with the prior year period as a result of an increase in average loan balances offset in part by a decrease in average yield. Average yield declined 91 basis points to 7.88% while average loan balances increased $32.7 million, or 19.1%. Interest and dividends on investments and federal funds sold decreased $661,000, or 25.5%, as a result of a $36.5 million, or 21.1%, decrease in average balances coupled with a lower average yield, which declined 33 basis point to 5.68%.


Interest expense
----------------

Interest expense for the quarter ended March 31, 1999 decreased
$478,000, or 15.0%, as compared with the same period a year ago as a result of a $7.5 million, or 2.4%, decrease in average borrowings and deposit balances for the period coupled by a 54 basis point decrease in the cost of funds to 3.62%.

Deposit expense decreased $197,000, or 7.3%, as a result of a 46 basis points decrease in the average cost of funds offset, in part, by an increase of $13.1 million, or 4.8%, in average interest bearing deposit balances for the period. The average savings account balance has increased over the period by $9.3 million, or 23.0%, NOW account balances have increased $4.8 million, or 16.6%, and Money Market accounts have increased $6.0 million, or 9.6%. Certificates of deposit decreased by $7.1 million, or 5.1%. The average rate paid on Certificate of deposit has declined to 4.85% from 5.32% a year ago, while NOW deposit rates have declined to 1.12% from 1.20% a year ago, Savings rates have declined to 2.39% and Money Market rates have declined to 2.86% from 3.04%.

Interest expense on borrowings decreased $281,000, or 55.6%, as a result of decreased average borrowings offset by a higher average cost of funds. Average borrowings for the current quarter are $20.5 million lower as compared with the prior year period and the average borrowings cost is 28 basis points higher than the prior year period. In March 1998 NewMil used Federal Home Loan Bank fixed rate term advances to fund purchases of fixed rate mortgage backed securities. In December 1998 NewMil prepaid $22.5 million of these fixed rate borrowings. NewMil's borrowings are for terms of less than five years.



Provision and Allowance for loan losses
---------------------------------------

NewMil provided $25,000 for loan losses during the quarter ended March 31, 1999, compared with $50,000 for the prior year period provision. The following table details changes in the allowance for loan losses during the three month periods ended March 31:


                                                  1999           1998
                                                  ----           ----
   (dollars in thousands)
   Balance, beginning of period                  $5,068         $5,546
   Provision for losses                              25             50
   Charge-offs                                       (3)          (600)

   Recoveries                                        10              2
                                                 ------         ------
   Balance, end of period                        $5,100         $4,998
                                                 ======         ======
   Ratio of allowance for loan losses:
     to non-performing loans                      284.92%        246.81%
     to total gross loans                           2.41           2.87



NewMil has achieved a steady reduction in non-performing loans in each of the past three years. This improvement in loan quality has allowed NewMil to lower its loan provision in 1999. Non-performing loans have decreased $235,000, or 11.6%, to $1.8 million at March 31, 1999, as compared with $2.0 million at March 31, 1998. As a result, the reserve coverage to non-performing loans has increased to 284.9%. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-Performing Assets".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at March 31, 1999, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was last examined by its banking regulators in August 1998 and no additions to the allowance were requested as a result of this examination.



Non-interest income
-------------------

The following table details the principal categories of non-interest income for the three month periods ended March 31.


  (in thousands)                        1999      1998        Change
                                        ----      ----        ------
  Service charges on
   deposit accounts                    $ 265     $ 270   $  (5)   (1.9)%
  Gains on sale of OREO                  478        50      428  856.0
  Gains on sales of mortgage
   loans, net                            161        89       72   80.9
  Loan servicing                          19        25       (6) (24.0)
  Securities gains (losses), net          -         10      (10)(100.0)
  Other                                   76        66       10   15.2
                                       -----     -----    -----
   Total non-interest income           $ 999     $ 510    $ 489   95.9
                                       =====     =====    =====

The increase on gains on OREO is the result of the sale of the partnership that the Bank had formed to develop OREO property, in the quarter ended March 31, 1999. The increase in gains on sales of residential mortgage loans resulted from loan sales of $8.4 million in 1999 compared with $4.8 million in 1998. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold service-released. The decrease in loan servicing fees results from portfolio run-off. No loans have been sold with the servicing rights retained since June 1995.



Operating expenses
------------------

The following table details the principal categories of operating expenses for the three month periods ended March 31.

  (in thousands)                       1999      1998        Change
                                       ----      ----        ------
  Salaries                            $1,316    $  979     $337  34.4%
  Employee benefits                      345       325       20   6.2
  Occupancy                              268       232       36  15.5
  Equipment                              222       183       39  21.3
  Insurance                               26        26       -    0.0
  Professional fees, Collection
   and OREO expense                      107        77       30  39.0
  Postage and telecommunications         107        98        9   9.2
  Marketing                               26        49      (23)(46.9)
  Other operating                        439       356       83  23.3
                                      ------    ------     ----
   Total operating expenses           $2,856    $2,325     $531  22.8
                                      ======    ======     ====

The increase in salaries expense for the quarter ended March 31, 1999 as compared with the prior year period was due primarily to increases in staffing, primarily in lending originations, higher loan origination commissions, bonuses and annual salary increases of approximately 4.5%. The increase in occupancy expense is a result of building maintenance at certain branch offices. The increase in equipment expense is primarily a result of increased depreciation and other expense arising from the replacement of NewMil's core processing hardware and software systems. Professional, Collection and OREO expense for 1998 included a negative OREO provision, which reduced the expense in 1998. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, result from increased lending activities, the additional branch location and changes in operations activities.


Page 26

Income taxes
------------

Net income for the quarter included an income tax provision of $466,000, representing a 34.6% effective rate, as compared with a provision of $543,000 a year ago, representing a 42.0% effective rate.

On May 19, 1998 Connecticut legislation was passed which made sweeping changes to the corporation business tax treatment of banks and financial service companies. The new law permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a new special purpose entity called a "passive investment company" (PIC). In general, the PIC can earn mortgage interest income, and pay dividends to its parent company, free from the Connecticut corporation business tax. The legislation was effective for income years commencing on or after January 1, 1999.

NewMil formed a PIC and changed its Federal tax year to a calendar year basis to take advantage of the Connecticut statute. Effective January 1, 1999 NewMil transferred mortgages into the PIC and income of the PIC and its dividends to NewMil became exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective tax rate became 34%, compared with an effective rate, during the first two quarters of the fiscal year, of 40.27%. The formation of the PIC has required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years.



RESULTS OF OPERATIONS
For the nine month periods ended March 31, 1999 and 1998

Overview
--------

NewMil earned net income of $2,005,000, or 50 cents per share (diluted), for the nine month period ended March 31, 1999 as compared with $2,156,000, or 53 cents per share (diluted), for the nine month period ended March 31, 1998.

Net income for the nine month period ended March 31, 1999 includes a number of special adjustments resulting from the formation of a Passive Investment Company, the adoption of SFAS 133 and related securities sales, and the prepayment of above market rate Federal Home Loan Bank advances, as discussed below.







Page 28

NewMil formed a Passive Investment Company ("PIC") and changed its Federal tax year to a calendar year basis to take advantage of recent changes in Connecticut tax statutes. The Connecticut statute, effective January 1, 1999, allows NewMil to transfer mortgages into a PIC. Income of the PIC and its dividends to NewMil became exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective tax rate is 34%, compared with an effective rate of 40.27%, for the first two quarters of the fiscal year. The formation of the PIC has required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years.
Accordingly, NewMil's income tax provision for the nine months ended March 31, 1999 includes a charge of $266,000. NewMil anticipates that this reduction in taxes will benefit net income for the remainder of the current fiscal year and future years, and that the charge will be recovered within the next three quarters. The reduction in tax expense for the quarter ended March 31, 1999 was approximately $80,000.

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

Excluding the effects of SFAS 133, the formation of the PIC and the FHLB prepaid borrowings, income from operations for the nine month period ended March 31, 1999 increased 16.9% to $2,520,000 as compared with $2,156,000 for the prior year period.

Analysis of net interest and dividend income
--------------------------------------------

Net interest and dividend income increased $118,000, or 1.3%, for the nine month period ended March 31, 1999 as compared with the prior year period. This increase resulted from a $29.0 million, or 9.0% increase in average earning assets offset in part by a 28 basis point decrease in the net interest margin to 3.59% from 3.87%. The improvement in net interest income was driven by loan and investment growth offset by lower yields on earning assets. The decrease in the net interest margin is due primarily to the decline in market interest rates over the past year.

Page 29

The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for the nine month periods ended March 31, 1999 and 1998.


Nine months ended March 31, 1999           Average   Income/    Average
(dollars in thousands)                     balance   expense  yield/rate
                                           -------   -------  ----------
Loans(a)                                   $185,012  $11,344     8.18%
Mortgage backed securities                   93,487    4,165     5.94
Other securities(b)                          72,059    3,080     5.70
                                           --------  -------
 Total earning assets                       350,558   18,589     7.07
Other assets                                 13,562  -------
                                           --------
 Total assets                              $364,120
                                           ========

NOW accounts                                $32,487      289     1.19
Money market accounts                        67,840    1,511     2.97
Savings & other                              47,815      936     2.61
Certificates of deposit                     134,965    5,178     5.12
                                           --------  -------
 Total interest-bearing deposits            283,107    7,914     3.73
Borrowings                                   27,564    1,229     5.95
                                           --------  -------
 Total interest-bearing funds               310,671    9,143     3.92
Demand deposits                              16,798  -------
Other liabilities                             2,183
Shareholders' equity                         34,468
                                           --------
 Total liabilities and
 shareholders' equity                      $364,120
                                           ========
Net interest income                                  $ 9,446
                                                     =======
Spread on interest-bearing funds                                 3.15
Net interest margin(c)                                           3.59











Page 30

Nine months ended March 31, 1998           Average   Income/    Average
(dollars in thousands)                     balance   expense  yield/rate
                                           -------   -------  ----------
Loans(a)                                   $170,634  $11,338      8.86%
Mortgage backed securities                   22,865    1,042      6.08
Other securities(b)                         128,041    5,833      6.07
                                           --------  -------
 Total earning assets                       321,540   18,213      7.55
Other assets                                 10,917  -------
                                           --------
 Total assets                              $332,457
                                           ========

NOW accounts                               $ 28,026      290      1.38
Money market accounts                        62,324    1,430      3.06
Savings & other                              40,128      817      2.72
Certificates of deposit                     138,042    5,629      5.44
                                           --------  -------
 Total interest-bearing deposits            268,520    8,166      4.06
Borrowings                                   16,641      719      5.76
                                           --------  -------
 Total interest-bearing funds               285,161    8,885      4.15
Demand deposits                              12,455  -------
Other liabilities                             1,940
Shareholders' equity                         32,901
                                           --------
 Total liabilities and
 shareholders' equity                      $332,457
                                           ========
Net interest income                                  $ 9,328
                                                     =======
Spread on interest-bearing funds                                  3.40
Net interest margin(c)                                            3.87



(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume and rate for the nine month periods ended March 31, 1999 and 1998.


Nine months ended March 31,                     1999 versus 1998
(dollars in thousands)                      Change in interest due to
                                       Volume     Rate   Vol/rate   Net
                                       ------     ----   --------   ---
Interest-earning assets:
  Loans                                $   956  $  (876)   $(74)  $    6
  Mortgage backed securities             3,218      (23)    (72)   3,123
  Other securities                      (2,550)    (360)    157   (2,753)
                                       -------  -------    ----   ------
   Total                                 1,624   (1,259)     11      376
                                       -------  -------    ----   ------
Interest-bearing liabilities:

  Deposits                                 444     (660)    (36)    (252)
  Borrowings                               472       23      15      510
                                       -------  -------    ----   ------
   Total                                   916     (637)    (21)     258
                                       -------  -------    ----   ------
Net change to interest income          $   708  $  (622)   $ 32   $  118
                                       =======  =======    ====   ======


Interest income
---------------

Total interest and dividend income increased $376,000, or 2.1%, for the nine month period ended March 31, 1999 as compared with the same period a year ago. This increase resulted from a $29.0 million, or 9.0%, increase in average earning assets, offset by a decrease in average yield of 48 basis points to 7.07%.

Loan interest and fee income increased $6,000, or 0.1%, for the nine month period ended March 31, 1999 as compared with the prior year period as a result a $14.4 million, or 8.4%, increase in average loan balance offset by a 68 basis point decrease in average yield to 8.18%.

Interest and dividends on investments and federal funds sold increased $370,000, or 5.4%, for the nine month period ended March 31, 1999 as compared with the prior year period as a result of a $14.6 million, or 9.7%, increase in average balances, offset by a lower average yield, which was down 23 basis point to 5.84%.

Interest expense
----------------

Interest expense for the nine month period ended March 31, 1999 increased $258,000, or 2.9%, as compared with the prior year period as a result of a $25.5 million, or 8.9%, increase in average balances for deposits and borrowings, offset, in part, by a 23 basis points decrease in the cost of funds from 4.15% to 3.92%.

Deposit expense decreased $252,000, or 3.1%, as a result of a 33 basis point decrease in the average cost of interest bearing deposits, offset, in part, by a $14.6 million, or 5.4%, increase in average interest-bearing deposit balances. Average savings account balances have increased $7.7 million, or 19.2%, over the period, while NOW account balances have increased $4.5 million, or 15.9%, and Money Market accounts have increased $5.5 million, or 8.9%. Certificates of deposit decreased by $3.1 million, or 2.2%. The average rate paid on Certificates of deposit declined to 5.12% from 5.44% a year ago, while NOW deposit rates have declined to 1.19% from 1.38% a year ago, and other non-maturity deposit rates (savings and money market) have declined slightly to 2.61% and 2.97%, respectively.

Interest expense on borrowings increased $510,000, or 70.9%, as a result of increased average borrowings coupled with a higher average cost of funds. In March 1998 NewMil used Federal Home Loan Bank fixed rate term advances to fund purchases of fixed rate mortgage backed securities. In December 1998 NewMil prepaid $22.5 million of these fixed rate borrowings. As a result, average borrowings for the current quarter are $10.9 million higher as compared with the prior year period and the average borrowings cost is 19 basis points higher than the prior year period. NewMil's borrowings are for terms of less than five years.



Provision and Allowance for loan losses
---------------------------------------

NewMil provided $75,000 for loan losses during the nine months ended March 31, 1999, compared to $200,000 for the prior year period provision. The following table details changes in the allowance for loan losses during the nine month periods ended March 31:

                                                  1999           1998
                                                  ----           ----
   (dollars in thousands)
   Balance, beginning of period                  $5,004         $5,452
   Provision for losses                              75            200
   Charge-offs                                      (36)          (658)

   Recoveries                                        57              4
                                                 ------         ------
   Balance, end of period                        $5,100         $4,998
                                                 ======         ======
   Ratio of allowance for loan losses:
     to non-performing loans                      284.92%        246.81%
     to total gross loans                           2.41           2.87


For a detailed discussion of the Bank's allowance for loan losses see "For the three month periods ended March 31, 1999 and 1998", above.


Non-interest income
-------------------

The following table details the principal categories of non-interest income for the nine month periods ended March 31.


  (in thousands)                       1999      1998        Change
                                       ----      ----        ------
  Service charges on
   deposit accounts                  $  866    $  826   $   40    4.8%
  Gains on sales of mortgage
   loans, net                           451       236      215   91.1
  Gains on sale of OREO               1,342       341    1,001  293.5
  Loan servicing                         62        78      (16) (20.5)
  Securities losses, net                 -       (271)     271  100.0
  Other                                 235       208       27   13.0
                                     ------    ------   ------
   Total non-interest income         $2,956    $1,418   $1,538  108.5
                                     ======    ======   ======

The increase in service charges on deposit accounts reflects increased transaction volume, resulting from deposit growth, fees from the Generations Gold Family Club introduced in 1998, and increased ATM/debit card activity. The increase in gains on sales of residential mortgage loans resulted from loan sales of $22.7 million in 1999 compared with $14.0 million in 1998. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold service-released. The increase on gains on OREO sales results from the sale of one property during the December 31, 1998 quarter that had been taken into OREO several years ago, at which time it was written down to its market value, and as a result of the recent strong market was sold at a significant gain in addition to the sale of a Partnership that the Bank had formed to develop OREO property. The decrease in loan servicing fees results from portfolio run-off. The net securities losses in 1998 were realized on sales of $14.2 million and resulted from a restructuring of the securities portfolio.

Operating expenses
------------------

The following table details the principal categories of operating expenses for the nine month periods ended March 31.

  (in thousands)                       1999      1998        Change
                                       ----      ----        ------
  Salaries                           $3,673    $3,071   $  602   19.6%
  Employee benefits                     907       925      (18)  (1.9)
  Occupancy                             780       673      107   15.9
  Equipment                             668       545      123   22.6
  Insurance                              78        78       -     0.0
  Professional fees, Collections
   and OREO expense                      71       (94)     165  175.5
  Postage and telecommunications        315       280       35   12.5
  Marketing                             153       174      (21) (12.1)
  Other operating                     1,552     1,178      374   31.7
                                     ------    ------   ------
   Total operating expenses          $8,197    $6,830   $1,367   20.2
                                     ======    ======   ======

The increase in salaries expense for the period ended March 31, 1999 as compared with the prior year period was due primarily to increases in staffing, primarily in lending, higher loan origination commission expense, bonuses and annual salary increases of approximately 4.5%. The increase in occupancy expense results from building maintenance at certain branch offices and the write-off of certain leasehold improvements. The increase in equipment expense is primarily a result of increased depreciation and other expense arising from the replacement of NewMil's core processing hardware and software systems.

Professional, Collection and OREO expense for 1998 included a negative OREO provision and recovery of legal expenses related to a securities arbitration claim that was settled in that period. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, result from increased lending activities, the additional branch location and changes in operations activities.


Income taxes
------------

Net income for the nine month period ended March 31, 1999 included an income tax provision of $1,876,000, representing a 45.4% effective rate, as compared with a provision of $1,560,000 a year ago, representing a 42.0% effective rate. The provision for period ended March 31, 1999 included a one-time charge of $266,000 related to the formation of the PIC, as discussed above, without which the effective tax rate would have been 39.0%.

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


FINANCIAL CONDITION

Total assets decreased $9.3 million, or 2.5%, to $358.3 million during the nine month period from June 30, 1998 through March 31, 1999. Net loans and deposits grew $43.3 million and $11.3 million, respectively, while securities, borrowings and overnight federal funds sold decreased by $45.8 million, $22.5 million and $8.9 million, respectively.

Securities
----------

NewMil took advantage of the one-time opportunity to reclassify securities from held-to-maturity to available-for-sale permitted with the adoption of SFAS 133 to restructure its securities portfolio. On adopting SFAS 133 effective October 1, 1998, NewMil reclassified certain securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. These securities consisted of floating rate collateralized mortgage obligations ("CMOs") which reprice off the Eleventh District Cost of Funds index. At September 30, 1998 these securities had been carried in held-to-maturity at $1,091,000 below cost. NewMil sold the securities during the quarter ended March 31, 1999 and realized a loss of only $274,000. This loss has been reported separately in net income, net of taxes, as the cumulative effect of adopting SFAS 133.

During the nine month period ended March 31, 1999 NewMil purchased $15.6 million of fixed rate mortgage backed securities ("MBS") and $10.6 million of bank qualified municipal bonds. These purchases were funded from $32.7 million MBS and CMO principal repayments and other securities maturities.

NewMil's securities portfolio consists of MBSs, CMOs, bank qualified municipal bonds, U.S. Treasury notes and Federal Home Loan Bank stock. At March 31, 1999, 89.7% of the portfolio consisted of fixed rate securities, principally MBS and to a lesser extent, CMOs, US Treasury notes, and municipal bonds. At March 31, 1999 total fixed rate securities had a projected weighted average duration and life of 3.6 years and 4.8 years, respectively, based on median projected prepayment speeds at current interest rates. At March 31, 1999 8.2% of the portfolio consisted of floating rate CMOs and MBSs, which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate securities had a projected weighted average duration and life of 0.2 years and 3.2 years, respectively, based on median projected prepayment speeds at current interest rates. Floating rate MBSs are tied to the Eleventh District Cost of Funds index, while the floating rate CMOs are tied to several Treasury indices. The remaining 2.1% of the portfolio at March 31, 1999, was represented by Federal Home Loan Bank stock.

At March 31, 1999, securities totaling $88.3 million, or 75.8%, were classified as available-for-sale and securities totaling $28.2 million, or 24.2%, were classified as held-to-maturity.

Loans
-----

Net loans grew $43.3 million, or 26.6%, during the nine month period ended March 31, 1999. Loans originated and loan advances totaled
$95.1 million, while loan repayments and loans sold in the secondary market were $ 52.0 million and $22.7 million, respectively. Loans originated include $37.6 million of residential mortgage loans purchased for portfolio.

Major classifications of loans are as follows:

                                                March 31,      June 30,
     (in thousands)                               1999           1998
                                                  ----           ----
     Real estate mortgages:
      One-four family residential               $127,238      $ 85,274
      Five or more family residential              6,321         5,500
      Commercial                                  35,193        34,878
      Land                                         2,851         3,571
     Commercial and industrial                    17,271        14,357
     Home equity lines of credit                  19,481        21,208
     Installment and other                         2,679         3,118
                                                --------      --------
      Total loans, gross                         211,034       167,906
     Deferred loan origination fees
      and purchase premium, net                      231           (53)
     Allowance for loan losses                    (5,100)       (5,004)
                                                --------      --------
      Total loans, net                          $206,165      $162,849
                                                ========      ========

The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works with several government-assisted lending programs. Commercial mortgage loans, including mortgages on land and multi-family property decreased $416,000, or 0.9% since June 30, 1998, and C & I loans increased $2,914,000, or 20.3%, for the period.

The Residential Mortgage Department, in addition to traditional portfolio lending, has a secondary market distribution capability, which provides the flexibility to sell a variety of mortgage products on a service-released basis. During the nine month period ended March 31, 1999 the department has originated and sold $22.7 million of loans to the secondary market. The department supplements the Bank's own originations by purchasing residential mortgage loans originated within the State of Connecticut from several correspondent lenders. During the nine month period ended March 31, 1999 the department has purchased $37.6 million of loans for portfolio. Since June 30, 1998 the residential mortgage loan portfolio has increased by $42.0 million, or 49.2%, while home equity lines and loans decreased $1.7 million, or 8.1%, for the period.


Non-performing assets
---------------------

The following table details changes in non-performing assets during the nine month periods ended March 31.

(in thousands)                                     1999      1998
                                                   ----      ----
Balance, beginning of year                        $1,683    $3,585
Loans placed on non-accrual status                   895     1,167
Change in accruing loans past
  due 90 or more days, net                          (288)     (206)
Change in loans restructured, net                    -        (274)
Payments to improve OREO                             107       498
Loan payments                                       (125)     (675)
Loans returned to accrual status                      (3)     (341)
Loan charge-offs                                     (30)     (580)
Gross proceeds from OREO sales                    (1,815)   (1,249)
Gains on OREO sales, net                           1,342       341
Reverse provision for real estate acquired
  valuation reserve                                   26        55
                                                  ------    ------
Balance, end of period                            $1,792    $2,321
                                                  ======    ======
Percent of total assets                             0.50%     0.63%


During the nine month period ended March 31, 1999 non-performing assets increased $108,000, or 6.4%, due principally to new non-accrual loans offset in part by a decrease in loans 90 days past due and accruing and OREO sales. Additions to non-accrual loans generally represent loans which had previously been classified on NewMil's internally monitored list and had been adequately reserved. Additions to loans 90 days past due and still accruing represent loans which are classified on NewMil's internally monitored list, have adequate collateral value, and are in the process of collection.

The following table details the composition of non-performing assets as of March 31, 1999.


Non-Performing Assets           Accruing
(dollars in thousands)                     loans                   Total
                       Non-     past due Restruc-                 non-per
                       accrual   90 or     tured            OREO  forming
                       loans  more days loans (a)   OREO   reserve assets
                       -----  --------- ---------   ----   ------- -----
March 31, 1999
Real estate:
 Residential           $  585   $ 340      -       $ 58   $  -    $ 983
 Commercial               453      -       -         -       -      453
 Land and land
 development              410      -       -         -       -      410
Collateral and
 installment loans          2      -       -         -       -        2
Valuation reserve         -        -       -         -      (56)    (56)
                       ------   -----    ----      ----    ----  ------
 Totals                $1,450   $ 340    $ -       $ 58    $(56) $1,792
                       ======   =====    ====      ====    ====  ======


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

Operating activities for the nine month period ended March 31, 1999 provided net cash of $2,307,000. Investing activities provided net cash of $4,262,000, principally as a result of securities repayments, sales and maturities, and sales of OREO, offset, in part, by securities purchased, net loan advances and loan purchases. Financing activities used net cash of $13.0 million, principally to repay borrowings, offset in part, by net deposit growth. Funds provided by operating and investing activities, together with a $6.4 million decrease in cash and overnight federal funds sold, were utilized to fund financing activities.

At March 31, 1999, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $190.3 million, to net deposits and short term unsecured liabilities, was 64.9%, well in excess of NewMil's minimum guideline of 15%. At March 31, 1999, NewMil had outstanding commitments to fund new loan originations of $4.2 million, construction mortgage commitments of $1.5 million and unused lines of credit of $23.4 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

Shareholders' equity increased $1,133,000, to $34,542,000, while book value per share increased $0.44 to $9.15, during the nine month period ended March 31, 1999. The increase in equity resulted from net income of $2,005,000, or $0.50 per share (diluted), net unrealized gains on securities during the period, net of taxes, $907,000 and stock option proceeds of $60,000, offset by treasury stock purchases of $843,000 and dividends paid of $996,000.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 1999 NewMil's leverage capital ratio was 9.68% and its tier I and total risk-based capital ratios were 18.69% and 19.96%, respectively. At March 31, 1999 the Bank's leverage capital ratio was 9.60% and its tier I and total risk-based capital ratios were 19.15% and 20.42%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
---------

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years.
Consequently, the maximum amount of dividends payable by the Bank to NewMil as of March 31, 1999 was $2,428,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.

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

YEAR 2000

Year 2000 Action Plan

In early 1997 NewMil developed its Year 2000 Action Plan (Plan) to ensure that its operating systems, and those of its outside vendors and suppliers, will function correctly in the year 2000 and beyond. NewMil expects to be compliant with its Year 2000 Plan by June 30, 1999. The Plan is managed by the Year 2000 Committee, comprised of representatives from each operational area of the Bank. The Plan has five phases: (1) awareness; (2) assessment; (3) renovation; (4) validation; and, (5) implementation.

The awareness phase included development of the Plan, conducting awareness meetings and communicating with all NewMil employees, attending Year 2000 seminars and attending a user group meeting for the Bank's legacy system vendor. The awareness phase was completed during 1997.

The assessment phase included the development of an inventory of all date sensitive systems, including in-house systems and those of the Bank's outside vendors and suppliers, a risk assessment of each element, and specific methodology to correct non-compliant systems. As of March 31, 1999 the assessment phase has been completed for all material items.

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

The validation phase addresses systems testing and is being performed by the Bank and its outside vendors and suppliers alike. The Bank converted its in-house computer system in November 1998 from a legacy computer system to a client server relational database system. The Bank's new client server system has been certified Year 2000 compliant by the supplying vendor and the Bank verified compliance in early 1999. Several third party interfaces were scheduled for testing in early 1999 as well. All systems testing is expected to be completed by June 30, 1999.

The implementation phase addresses the roll out of Year 2000 compliant systems during 1998 and 1999. Should any systems fail the validation phase they will be replaced or retired no later then June 30, 1999. Contingency plans will be documented by June 30, 1999 and tested by September 1999.

NewMil has completed an evaluation of its loan portfolio to identify credit risk arising from the potential failure of a borrower's operating or other systems as a consequence of the Year 2000. NewMil conducted mailings of a Year 2000 Questionnaire to all of its commercial borrowers and completed Year 2000 Risk to Bank assessment ratings for all commercial borrowers in early 1999.

Federal banking agencies are conducting supervisory reviews of all financial institutions Year 2000 readiness. In February 1998 the FDIC completed an assessment of the Bank's Year 2000 planning efforts. In September 1998 the FDIC conducted a supervisory review of the Bank's Year 2000 conversion effort. In March 1999 the FDIC and State of Connecticut completed their Year 2000 Readiness Phase II Assessment of the Bank.

Costs

The cost of Year 2000 compliance is expected to be minimal because the Bank converted its in-house data processing system to a new system which has been certified to be Year 2000 compliant. This cost has been capitalized and is being depreciated over the fixed assets useful lives. Based on current information, management believes that specific costs related to NewMil's Year 2000 systems issues will not have a material impact on the operations, cash flows or financial condition of NewMil.

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


                         NEWMIL BANCORP, INC.



May 12, 1999        By    /s/ Francis J. Wiatr
                         Francis J. Wiatr,
                         Chairman, President and CEO



May 12, 1999        By    /s/ B. Ian McMahon
                         B. Ian McMahon,
                         Chief Financial Officer