Form 10-K
period 1999-06-30
NEWMIL BANCORP INC
filed 1999-09-28
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K
[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                For the fiscal year ended June 30, 1999
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     Commission file number 0-16455
                         NEWMIL BANCORP, INC.
       (Exact name of registrant as specified in its charter)
                Delaware                     06-1186389
       (State or other jurisdiction        (I.R.S. Employer
      of incorporation or organization)    Identification No.)
            19 Main Street, New Milford, CT          06776
      (Address of principal executive offices)     (Zip code)
                         (860) 355-7600
        (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, par value  $.50 per share
                         (Title of class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock, as of August 27, 1999, is $30,110,045. The number of shares of Common Stock outstanding as of August 27, 1999, is 3,630,114.

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------
Portions of the registrant's definitive Proxy Statement dated September 27, 1999 for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).

                           TABLE OF CONTENTS
                                  PART I
Item 1   BUSINESS
Item 2   PROPERTIES
Item 3   LEGAL PROCEEDINGS
Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                  PART II
Item 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
Item 6   SELECTED FINANCIAL DATA
Item 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS AND QUANTITATIVE
         AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
                                  PART III
Item 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11  EXECUTIVE COMPENSATION
Item 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                                  PART IV
Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

The Bank, which was organized in 1858, is a Connecticut chartered and Federal Deposit Insurance Corporation ("FDIC") insured savings bank headquartered in New Milford, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank offers both consumer and commercial deposit accounts, including checking accounts, interest bearing "NOW" accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts. The Bank offers 24-Hour banking through automated teller machines in ten branches.

The Bank offers a broad range of mortgage and consumer loans to the residents of its service area including residential mortgages, home equity credit lines and loans, installment loans and collateral loans. The Bank sells some of the residential mortgages that it originates on a servicing released basis. The Bank offers a broad range of mortgage and commercial loans to the companies and small businesses of its service area including lines of credit, term loans, Small Business Administration ("SBA") loans, commercial real estate mortgages, and construction and development mortgages. In addition, the Bank offers services including money orders, travelers' checks and safe deposit boxes. Although empowered, the Bank is not currently offering trust services.

NewMil's results of operations are significantly affected by general economic and competitive conditions, the real estate market, changes in interest rates, government policies and actions of regulatory authorities. Should the general economic climate stall, or reverse, NewMil's operations could be negatively impacted by adverse economic conditions.

Market Area and Competition
---------------------------

The Bank conducts its business through fourteen offices located in Litchfield, Fairfield and New Haven Counties. The Bank's service area, which has a population of approximately 300,000, enjoys a balance of manufacturing, trade, and service employment and is home to a number of Fortune 500 companies. Although the Bank's primary market area is Litchfield and northern Fairfield counties, the Bank has depositors and borrowers that live outside of these areas.

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

Congress passed legislation in 1994 providing for a phase-in of full interstate branching. Connecticut law has since 1990 provided for full interstate banking and, more recently, has adopted legislation allowing interstate branching, subject to certain limitations. A number of out of state institutions, almost all larger and with greater financial resources then the Bank, have begun operations in Connecticut in recent years. This has increased competitiveness in NewMil's market areas. NewMil may consider expansion within or outside of Connecticut provided appropriate opportunities and conditions exist.

Distribution of Assets, Liabilities and Stockholders' Equity; Interest
----------------------------------------------------------------------
Rates and Interest Differential
-------------------------------
For tables and discussion of the average balances, interest rates and interest differential of NewMil for the years 1999, 1998 and 1997, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 13 through 15. For tables and discussion of an analysis of the effect on net interest income of volume and rate changes on NewMil for 1999 over 1998 and 1998 over 1997, see "Management's Discussion and Analysis of Financial condition and Results of Operations - Results of Operations" on pages 15 and 16.
In this analysis, the change due to volume was calculated as the change in average balance multiplied by the prior year's weighted average rate, the change in rate was calculated as the change in average rate multiplied by the prior year's average balance, and the change in rate/volume was calculated as the change in average rate multiplied by the change in average balance. Principal amounts of non-accruing loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on non-accruing loans is included in income only to the extent that cash payments have been received.

Securities
----------
For information concerning NewMil's securities portfolio activities see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Results of Operations" on pages 13 through 20, "Financial Condition" on pages 22 through 27 and "Note 2
- Securities" on pages 42 through 44.

Lending Activities
------------------
The Bank offers a broad range of mortgage and consumer loans to the residents of its service area including residential mortgages, home equity credit lines and loans, installment loans and collateral loans. The Bank also offers a broad range of mortgage and commercial loans to the companies and small businesses of its service area including lines of credit, term loans, SBA loans, commercial real estate mortgages, and construction and development mortgages.

One-to-Four Family Residential Mortgage Loans: The Bank offers a variety of fixed and adjustable rate loans, including adjustable rate loans that have fixed rates for an initial period ranging from 1 to 10 years and adjust annually thereafter. The Bank offers amortization periods of up to 30 years. The Bank's adjustable rate loans generally have a limit on the maximum rate change per interest rate adjustment of 2.0% to 3.0%, and have limits on the total interest rate adjustments during the life of a loan ranging from 4.0% to 6.0%, depending on the initial rate and type of loan. The Bank's adjustable rate loans include loans whose interest rate adjustments are based on U.S. Treasury constant maturity indices and other indices.

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

Much of the residential mortgage loans that the Bank originates are originated for sale to generate fee income. All such loans are sold on a servicing released basis. The Bank has not sold loans on a servicing retained basis since 1994.

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

Commercial Mortgage and Multi-Family Mortgage Loans: The Bank also makes loans collateralized by mortgages on commercial and multi-family residential properties. Commercial and multi-family loans are offered on an adjustable rate basis, generally with a daily repricing frequency and with the interest adjustment tied to the Prime Rate. Loans may also be structured with fixed rate terms ranging from 1 to 5 years.

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

For further discussion of the composition and quality of the loan portfolio see "Management's Discussion and Analysis of Financial
Condition and Results of Operations" under the caption and "Financial Condition - Loans" on pages 24 and 25.

For information on the reduction in interest income associated with non-accrual loans for the year ended June 30, 1999 see "Note 4 - Non-Performing Assets" on page 45. For discussion of the Bank's policy for placing loans on non-accrual status refer to "Note 1 - Summary of Significant Accounting Policies - Loans" on pages 40 and 41. For information concerning loan portfolio composition and concentrations see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Financial Condition" on pages 22 through 27.

Summary of Loan Loss Experience
-------------------------------
For a discussion of the factors considered by management in determining the provision for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations - Provision and Allowance for Loan Losses" on pages 16 through 18.

Deposits
--------
For a table on the average balances and rates on deposits, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 13 through 15.

Certificate of deposits with balances of $100,000 and greater amounted to $14,654,000 and $16,477,000 at June 30, 1999 and 1998, respectively. The
Bank generally attracts deposits from its market area and uses those deposits to fund lending and investment activities. The Bank has no brokered deposits.

Return on Equity and Assets
---------------------------
For selected statistical information required by this item see "Selected Financial Data" on pages 10 and 11.

Short-term Borrowings
---------------------
For the information required by this item see "Note 6 - Short Term Borrowed Funds" on page 46.

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

The Federal Reserve System also regulates the national supply of bank credit in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits, and affect the interest rates charged on loans or paid for deposits.

Fluctuations in interest rates, which may result from government fiscal policies and the monetary policies of the Federal Reserve System, have a strong impact on the income derived from loans and securities, and interest paid on deposits. While NewMil and its subsidiary strive to anticipate changes and adjust their strategies for such changes, the level of earnings can be materially affected by economic circumstances beyond their control.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the FRB and the FDIC. For information on these capital requirements and NewMil and the Bank's capital ratios see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" on page 30 and Note 9 to the Financial Statements - Shareholders Equity under Capital Requirements.

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

Employees
---------
The Bank had 130 full-time and 20 part-time employees at June 30, 1999. Management considers the Bank's relationship with its employees to be good. The Bank's employees are not represented by any collective bargaining groups.

Subsidiaries
------------
The Bank is NewMil's only subsidiary and accounts for 100% of NewMil's income for the current fiscal year. At June 30, 1999, the Bank had three wholly-owned subsidiaries, NMSB Mortgage Company, Asset Recovery Management Company and New Mil Asset Company. NMSB Mortgage Company is a passive investment company ("PIC") that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporate Business Tax. Asset Recovery Management Company and New Mil Asset Company were both formed to hold and develop certain foreclosed real estate.

Item 2.    PROPERTIES
The Bank conducts its business at its main office, located at 19 Main Street, New Milford, Connecticut, and through 14 branches located in Litchfield, Fairfield and New Haven Counties. In May 1999 the Bank closed its Winsted branch location and sold the branch deposits to American Bank, Waterbury, Connecticut. The Bank owns its main office and seven of its branches. The remaining six locations are leased by the Bank. The following table sets forth certain information regarding the Bank's branch offices, as of June 30, 1999.

                                                    Owned     Lease
                                        Date          or     expiration
Branch office       Location           opened       leased    date
-------------       --------           ------       ------   -------
                                                      (a)
Kent                50 North Main St
                    Kent, CT            1960         Owned      ----
New Fairfield       Routes 37 & 39,
                    New Fairfield, CT   1969         Leased     1999
Brookfield          Route 7,
                    Brookfield, CT      1964         Leased     2000
Sherman             Routes 37 & 39,
                    Sherman, CT         1976         Leased     2000
Bridgewater (b)     Routes 57 & 133,
                    Bridgewater, CT     1981         Owned      ----
New Milford (c)     19 Main Street,
                    New Milford, CT     1902         Owned      ----
Boardman Terrace    53 Main Street,
                    New Milford, CT     1977         Owned      ----
New Preston (d)     Routes 202 & 45,
                    New Preston, CT     1979         Owned      ----
Morris              Route 109 & 63,
                    Morris, CT          1981         Owned      ----
Sharon              Route 41,
                    Sharon, CT          1971         Leased     2002
Canaan              Main St. & Granite Ave.
                    Canaan, CT          1982         Owned      ----
Lanesville          291 Danbury Road,
                    New Milford, CT     1989         Owned      ----
Southbury           Grand Union Supermarket
                    775 Main Street South,
                    Southbury, CT       1997         Leased     2003
Norwalk             187 Main Street
                    Norwalk, CT         1997         Leased     2004

(a) Information concerning the Bank's lease payments can be found at Note 13 on page 53.
(b) The Bank owns an additional building on this site which is leased at an annual rent of $5,000.
(c)  Main Office.
(d) The Bank owns an additional building on this site which is leased at an annual rent of $14,800.

Item 3.    LEGAL PROCEEDINGS

There are no legal proceedings pending against NewMil or the Bank or any of their properties, other than ordinary routine litigation incidental to the Company's business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1999, no matter was submitted to a vote of the shareholders of NewMil.

                                PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

For the information required by this item see "Quarterly Financial Data (unaudited)" on pages 57 and 58. For a discussion of NewMil's dividend policy and restrictions on dividends see "Management Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Dividend Restrictions" on page 30.

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth NewMil's consolidated financial and other data at the dates and for the periods indicated. This data has been derived from NewMil's audited consolidated financial statements.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except ratios and per share amounts)
                                    At or for the years ended June 30,
                               1999     1998     1997     1996     1995
                               ----     ----     ----     ----     ----
Statement of Income
Interest and
  dividend income            $24,456  $24,655  $22,851  $21,837  $20,283
Interest expense              11,807   12,196   10,916   10,438    9,602
Net interest income           12,649   12,459   11,935   11,399   10,681
Provision for loan
  losses                         100      250      400      400      400
Non-interest income:
  Securities (losses)
    gains, net                   -       (271)      (9)      27      226
  Gain on sale of
    non-performing loan          -        778      -        -        -
  Gains on sales of OREO       1,342      359      567      388      409
  Gains on sales of
    loans, net                   547      480      181       10       28
  Service fees and other       1,545    1,518    1,347    1,218    1,167
Non-interest expense          10,438    9,920    9,133    8,853    9,761
Income before
  income taxes                 5,545    5,153    4,488    3,789    2,350
Income tax expense
  (benefit)                    2,264    2,164    1,886    1,547   (3,874)
Income before effect of
  accounting change and
  extraordinary item           3,281    2,989    2,602    1,547    6,224
Cumulative effect of
  change in accounting
  principal, net of taxes       (162)     -        -        -        -
Extraordinary item,
  net of taxes                   (87)     -        -        -        -
Net income                     3,032    2,989    2,602    2,242    6,224
Financial Condition
Total assets                $352,117 $367,569 $323,061 $309,363 $308,671
Loans, net                   210,036  162,849  166,141  150,558  150,442
Allowance for loan
  losses                       4,989    5,004    5,452    4,866    5,372
Securities                   118,202  162,267  119,368  125,583  127,194
Deposits                     300,123  293,877  275,392  259,267  252,420
Borrowings                    15,000   37,500   13,000   14,776   20,499
Shareholders' equity          33,135   33,409   31,719   31,892   32,721
Non-performing assets          1,569    1,684    3,585    6,480    8,885
Per Share Data
Income before effect of
  accounting change and
  extraordinary item
    Diluted                    $0.82    $0.74    $0.63    $0.50    $1.37
    Basic                       0.87     0.78     0.65     0.51     1.39
Net income
    Diluted                     0.76     0.74     0.63     0.50     1.37
    Basic                       0.80     0.78     0.65     0.51     1.39
Cash dividends                  0.35     0.30     0.23     0.17     0.06
Book value                      9.04     8.71     8.27     7.84     7.29
                                    At or for the years ended June 30,
                               1999     1998     1997     1996     1995
                               ----     ----     ----     ----     ----
Statistical Data
Net interest margin            3.64%    3.78%    3.98%    4.01%    3.70%
Efficiency ratio              64.90    64.74    63.67    66.90    77.28
Effective tax rate            40.83    42.00    42.02    40.83  (164.85)
Return on average assets       0.84     0.88     0.84     0.75     2.08
Return on average
  shareholders' equity         8.84     9.04     8.02     6.71    23.75
Dividend payout ratio         43.80%   38.57%   35.28%   33.18%    4.32%
Allowance for loan
  losses to total loans        2.32     2.98     3.18     3.13     3.45
Non-performing assets
  to total assets              0.45     0.46     1.11     2.09     2.88
Tier 1 leverage capital        9.53     9.28    10.25    10.39    10.58
Total risk-based capital      19.40    21.26    19.85    20.98    21.36
Average shareholders'
  equity to average
  assets                       9.49     9.69    10.44    11.22     8.74
Weighted average equivalent
  shares outstanding,
  diluted                     3,985    4,066    4,143    4,487    4,554
Shares outstanding
  at June 30 (excluding
  Treasury stock)             3,664    3,834    3,834    4,070    4,491

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for New Milford Savings Bank ("Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation ("FDIC") insured savings bank headquartered in New Milford, Connecticut. NewMil's principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities, and conducts its business from fourteen offices in Litchfield, Fairfield and New Haven Counties. NewMil and the Bank were formed in 1987 and 1858, respectively.

OVERVIEW

NewMil earned net income of $3,032,000, or $.76 per share, for the year ended June 30, 1999, compared with net income of $2,989,000, or $0.74 per share, for fiscal year 1998. Net income for the 1999 fiscal year included the effect of both a change in accounting principals, resulting from the adoption of SFAS 133, and an extraordinary item, resulting from the prepayment of Federal Home Loan Bank advances. Income before the effect of the accounting change and extraordinary item was $3,281,000, or $.82 per share, for the year ended June 30, 1999, compared with net income of $2,989,000, or $0.74 per share, for fiscal year 1998.

Excluding the effect of the accounting change and extraordinary item NewMil's income grew 9.8% in 1999, reflecting improved core earnings, driven by higher net interest income and non-interest income, and a lower loan loss provision, partly offset by increased operating expenses. Similarly, earnings per share before the effect of the accounting change and extraordinary item increased 10.8%, reflecting both the growth in net income and share repurchase activity.

Effective October 1, 1998 NewMil adopted the provisions of SFAS 133 (Accounting for Derivative Instruments and Hedging Activities). NewMil took advantage of the provisions of SFAS 133 by reclassifying securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. NewMil realized a loss, net of tax, of $162,000 on the transfer and sale of these securities. This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133. The securities were previously carried below cost as held-to-maturity, and an unrealized loss, net of taxes, of $654,000 against these securities had been included in shareholders' equity prior to their sale.

NewMil used the proceeds from the sale of the securities to prepay $22.5 million of Federal Home Loan Bank fixed rate advances. NewMil incurred a prepayment fee, net of taxes, of $87,000 that has been reported in net income as an extraordinary item for this early extinguishment of debt.

During 1999 NewMil formed a Passive Investment Company ("PIC") and changed its tax year to a calendar year basis to take advantage of recent changes in Connecticut tax statutes. The Connecticut statute, effective January 1, 1999, allows NewMil to transfer loans collateralized by real estate into the PIC. Income of the PIC and its dividends to NewMil became exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective tax rate is 34%, compared with an effective rate of 40.27% (prior to the deferred tax asset write-off, discussed below), for the first two quarters of the fiscal year. The formation of the PIC required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years. Accordingly, NewMil's income tax provision for the year ended June 30, 1999 includes a charge of $266,000.

Over the past five years NewMil has achieved a steady improvement in core earnings. This is attributed to a continuing strategy which includes refining both the mix and the quality of NewMil's earning assets, increasing non-interest income, controlling operating expenses, and reducing non-performing assets.

The following discussion and analysis of NewMil's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison Between 1999 and 1998

Analysis of Net Interest and Dividend Income
--------------------------------------------

Net interest income increased $190,000, or 1.5%, to $12,649,000 in 1999. This resulted from growth of $18.0 million, or 5.4%, in average earning assets, driven by an increase in average loans of $21.8 million, or 12.8%. The net interest margin declined 14 basis points, to 3.64% from 3.78%. This decrease was due mostly to the effects of lower market interest rates during 1999 as compared with 1998, and to changes in balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for each of the past three years.

Year ended June 30, 1999              Average     Income/      Average
(dollars in thousands)                balance     expense    yield/rate
                                      -------     -------    ----------
Loans (a)                             $192,052    $15,426      8.03%
Mortgage backed securities              90,273      5,374      5.95
Other securities (b)                    65,630      3,656      5.57
                                      --------    -------
 Total earning assets                  347,955     24,456      7.03
Other assets                            13,473    -------
                                      --------
 Total assets                         $361,428
                                      ========
NOW accounts                           $33,065        387      1.17
Money market accounts                   68,365      2,018      2.95
Savings & other                         48,383      1,234      2.55
Certificates of deposit                133,421      6,713      5.03
                                       -------    -------
 Total interest-bearing deposits       283,234     10,352      3.66
Borrowings                              24,432      1,455      5.96
                                       -------    -------
 Total interest-bearing funds          307,666     11,807      3.84
Demand deposits                         17,185    -------
Other liabilities                        2,278
Shareholders' equity                    34,299
                                      --------
 Total liabilities and
 shareholders' equity                 $361,428
                                      ========
Net interest income                               $12,649
                                                  =======
Spread on interest-bearing funds                               3.19
Net interest margin (c)                                        3.64
Year ended June 30, 1998              Average     Income/      Average
(dollars in thousands)                balance     expense    yield/rate
                                      -------     -------    ----------
Loans (a)                             $170,287    $15,005       8.81%
Mortgage backed securities              42,014      2,532       6.03
Other securities (b)                   117,690      7,118       6.05
                                      --------    -------
 Total earning assets                  329,991     24,655       7.47
Other assets                            11,024    -------
                                      --------
 Total assets                         $341,015
                                      ========
NOW accounts                           $29,008        389       1.34
Money market accounts                   62,687      1,921       3.06
Savings & other                         40,933      1,116       2.73
Certificates of deposit                138,202      7,477       5.41
                                      --------    -------
 Total interest-bearing deposits       270,830     10,903       4.03
Borrowings                              22,208      1,293       5.82
                                      --------    -------
 Total interest-bearing funds          293,038     12,196       4.16
Demand deposits                         12,884    -------
Other liabilities                        2,037
Shareholders' equity                    33,056
 Total liabilities and                --------
 shareholders' equity                 $341,015
                                      ========
Net interest income                               $12,459
Spread on interest-bearing funds                  =======       3.31
Net interest margin (c)                                         3.78
Year ended June 30, 1997              Average     Income/    Average
(dollars in thousands)                balance     expense   yield/rate
                                      -------     -------   ----------
Loans (a)                             $163,715    $14,601       8.92%
Mortgage backed securities              16,856      1,065       6.32
Other securities (b)                   118,948      7,185       6.04
                                      --------    -------
 Total earning assets                  299,519     22,851       7.63
Other assets                            11,409    -------
                                      --------
 Total assets                         $310,928
                                      ========
NOW accounts                           $24,414        363       1.49
Money market accounts                   61,258      1,857       3.03
Savings & other                         38,458      1,026       2.67
Certificates of deposit                129,010      6,953       5.39
                                      --------    -------
 Total interest-bearing deposits       253,140     10,199       4.03
Borrowings                              13,059        717       5.49
                                      --------    -------
 Total interest-bearing funds          266,199     10,916       4.10
Demand deposits                         10,826    -------
Other liabilities                        1,452
Shareholders' equity                    32,451
 Total liabilities and                --------
 shareholders' equity                 $310,928
                                      ========
Net interest income                               $11,935
                                                  =======
Spread on interest-bearing funds                                3.53
Net interest margin (c)                                         3.98
(a) Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate for the three years ended June 30, 1999, 1998 and 1997.
Years ended June 30,                             1999 versus 1998
(dollars in thousands)                      Change in interest due to
                                   Volume     Rate   Vol/rate    Net
                                   ------     ----   --------    ---
Interest-earning assets:
  Loans                            $1,918   $(1,327)  $(170)   $  421
  Mortgage backed securities        2,908       (31)    (35)    2,842
  Other securities                 (3,149)     (562)    249    (3,462)
                                   ------   -------   -----    ------
   Total                            1,677    (1,920)     44      (199)
                                   ------   -------   -----    ------
Interest-bearing liabilities:

  Deposits                            499    (1,004)    (46)     (551)
  Borrowings                          129        30       3       162
                                   ------    ------   -----     -----
   Total                              628      (974)    (43)     (389)
                                   ------    ------   -----     -----
Net change to interest income      $1,049    $ (946)  $  87     $ 190
                                   ======    ======   =====     =====
Years ended June 30,                             1998 versus 1997
(dollars in thousands)                      Change in interest due to
                                   Volume     Rate   Vol/rate    Net
                                   ------     ----   --------    ---
Interest-earning assets:
  Loans                            $  586    $ (175)  $  (7)   $  404
  Mortgage backed securities        1,590       (49)    (74)    1,467
  Other securities                    (76)        9      -        (67)
                                   ------    ------   -----    ------
   Total                            2,100      (215)    (81)    1,804
                                   ------    ------   -----    ------
Interest-bearing liabilities:

  Deposits                            713        (8)     (1)      704
  Borrowings                          502        43      31       576
                                   ------    ------   -----    ------
   Total                            1,215        35      30     1,280
                                   ------    ------   -----    ------
Net change to interest income      $  885    $ (250)  $(111)   $  524
                                   ======    ======   =====    ======

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

Interest Income
---------------
Total interest and dividend income decreased $199,000, or 0.8%, to $24.5 million in 1999. Loan income increased $421,000, or 2.8%, as a result of higher loan volume offset by lower average yield. Average loans increased $21.8 million, or 12.8%, to $192.1 million in 1999 as compared with 1998. The decrease in average loan yield, down 78 basis points, was mostly due to lower yields on loans originated during 1999 coupled with the downward repricing of adjustable rate loans and changes in portfolio mix. Most of the growth has been in residential mortgage loans that have lower yields relative to commercial loans. Investment income decreased $620,000, or 6.4%, in 1999 as a result of lower average volume coupled with a slightly lower average yield. Average securities decreased $3.8 million, or 2.4%. The decrease in average investment yield, down 25 basis points, was due to lower reinvestment yields during 1999 and changes in portfolio mix.

Interest Expense
----------------
Interest expense decreased $389,000, or 3.2%, to $11.8 million in 1999 primarily as a result of changes in the deposit mix offset in part by higher average borrowings. Deposit expense decreased $551,000, or 5.1%, as a result of a decline in deposit rates and a favorable change in deposit mix, partially offset by interest-bearing deposit growth of $12.4 million, or 4.6%. The average cost of interest-bearing deposits declined by 37 basis points to 3.66%. Deposit growth occurred in all deposit categories, except higher cost certificates of deposit. NOW accounts increased $4.1 million, or 14.0%, money market accounts increased $5.7 million, or 9.1% and savings accounts increased $7.5 million, or 18.2%, while certificates of deposits decreased $4.8 million, or 3.5%. Borrowings expense increased $162,000, primarily as a result of an increase in borrowings in late 1998 to fund securities purchases.

Provision and Allowance for Loan Losses
---------------------------------------

The following table sets forth changes in the allowance for loan losses and other selected statistics for each of the past five years:
Years ended June 30,               1999    1998    1997     1996    1995
(dollars in thousands)             ----    ----    ----     ----    ----
Balance, beginning of
 year                            $5,004  $5,452  $4,866   $5,372  $5,246
Provision for loan losses           100     250     400      400     400
Charge-offs:
 Real estate mortgages              165     633      90      884     294
 Commercial and industrial           -       -       23       30     -
 Consumer loans                      11      73      11        5       1
                                 ------  ------  ------   ------  ------
   Total charge-offs                176     706     124      919     295
                                 ------  ------  ------   ------  ------
Recoveries:
 Real estate mortgages               52       4     308       10      20
 Commercial and industrial          -       -        -       -       -
 Consumer loans                       9       4       2        3       1
                                 ------  ------  ------   ------  ------
   Total recoveries                  61       8     310       13      21
                                 ------  ------  ------   ------  ------
Net (recoveries)
 charge-offs                        115     698    (186)     906     274
                                 ------  ------  ------   ------  ------
Balance, end of year             $4,989  $5,004  $5,452   $4,866  $5,372
                                 ======  ======  ======   ======  ======
Ratio of allowance for
   loan losses:
   to non-performing loans       403.6%   360.3%  175.3%   114.3%  74.5%
   to total gross loans            2.3      3.0     3.2      3.1    3.4
Loan loss provision
   to average loans                0.1      0.1     0.2      0.3    0.3
Ratio of net charge-offs
   (recoveries) to average
   loans outstanding              0.06%     0.41%  (0.11%)   0.59%  0.19%

The following table sets forth the allocation of the allowance for loan losses among the broad categories of the loan portfolio and the percentage of loans in each category to total loans at June 30, for each of the past five years.  Although the allowance has been allocated among loan categories for purposes of the table, it is important to recognize that the allowance is applicable to the entire portfolio.  Furthermore, charge-offs in the future may not necessarily occur in these amounts or proportions.
June 30,                               1999                 1998
                                       ----                 ----
(dollars in thousands)          Allowance Loans(a)  Allowance Loans(a)
                                --------- --------  --------- --------
Real Estate Mortgages
   1-4 family residential       $  959      59.75%  $  978      50.79%
   5-more family residential       461       2.86      694       3.27
   Commercial                    1,937      17.43    2,026      20.77
   Land                            258       1.12      440       2.13
   Home equity credit lines        195       9.04      212      12.63
                                ------               -----
    Total mortgage loans         3,810      90.20    4,350      89.59
Commercial and industrial          239       8.48      188       8.55
Installment                         18       0.39       24       0.69
Collateral                           0       0.93        0       1.17
Unallocated                        922       -         442       -
                                ------              ------
   Total allowance              $4,989     100.00   $5,004     100.00
                                ======              ======
June 30,                               1997                 1996
                                       ----                 ----
(dollars in thousands)          Allowance Loans(a)  Allowance Loans(a)
                                --------- --------  --------- --------
Loans(a)
Real Estate Mortgages
   1-4 family residential       $1,131      52.94%  $1,258      57.31%
   5-more family residential       906       2.80      290       2.10
   Commercial                    1,669      18.55    1,942      19.55
   Land                            683       4.85      512       6.09
   Home equity credit lines        205      11.81      147       9.30
                                ------              ------
    Total mortgage loans         4,594      90.95    4,149      94.35
Commercial and industrial          184       7.24      139       3.94
Installment                         34       0.66       12       0.32
Collateral                           0       1.15        0       1.39
Unallocated                        640       -         566       -
                                ------              ------
   Total allowance              $5,452     100.00   $4,866     100.00
                                ======              ======
June 30,                                   1995
                                           ----
(dollars in thousands)              Allowance  Loans(a)
                                    -------------------
Real Estate Mortgages
   1-4 family residential           $1,466       64.26%
   5-more family residential           725        2.06
   Commercial                        1,865       18.91
   Land                                781        6.20
   Home equity credit lines             83        5.06
                                    ------
    Total mortgage loans             4,920       96.49
Commercial and industrial               71        2.08
Installment                              6        0.18
Other                                    0        1.25
Unallocated                            375        -
                                    ------
   Total allowance                  $5,372      100.00
                                    ======
(a) Percent of loans in each category to total loans.

NewMil provided $100,000 for loan losses in 1999, down from $250,000 in 1998 and $400,000 in 1997. The reduction in NewMil's provision over the past three years is due principally to an ongoing improvement in loan quality as evidenced by the steady reduction in non-performing loans over the past five years, offset in part by loan portfolio growth. During 1999 non-performing loans decreased $153,000, or 11.1%, to $1.2 million at June 30, 1999 and, as a result, the reserve coverage to non-performing loans increased to 403.6%. Past due performing loans (accruing loans 30-89 days past due) also decreased in 1999 and at June 30, 1999 represented 1.3% of gross loans. The decrease in the ratio of the allowance for loan losses to total gross loans during 1999, to 2.3% at June 30, 1999 compared to 3.0% at June 30, 1998, is due to loan portfolio growth of $47.2 million, or 28.1% during 1999. Loan growth has been primarily concentrated in residential mortgage loans that have a relatively low risk profile. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Asset Quality and Portfolio Risk".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at June 30, 1999, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the FDIC, in August 1998 and no additions to the allowance were requested as a result of this examination.

Non-Interest Income
-------------------
Non-interest income increased $570,000 or 19.9%, to $3,434,000 in 1999. This increase is attributable to gains on sales of OREO in 1999 and security losses in 1998, offset by a gain on the sale of a non-performing loan in 1998. The principal categories of non-interest income are as follows:

  Years ended June 30,            1999      1998         Change
                                  ----      ----         ------
  (in thousands)
 Service charges on
  deposit accounts                $1,154    $1,122    $ 32     2.9%
 Gains on sales of
  loans, net                         547       480      67    14.0
 Securities (losses)
  gains, net                         -        (271)    271   100.0
 Gains on sales of OREO            1,342       359     983   273.8
 Gain on sale of
  non-performing loan                -         778    (778) (100.0)
 Loan servicing                       81       101     (20)  (19.8)
 Other                               310       295      15     5.1
                                  ------    ------    ----    ----
  Total non-interest income       $3,434    $2,864    $570    19.9%
                                  ======    ======    ====    ====

The increase in service charges on deposit accounts in 1999 reflects increased transaction volume, resulting from growth in demand deposit and NOW accounts and increased debit card transactions volume. The increase in gains from sales of residential mortgage loans resulted from loan sales of $28.0 million in 1999 compared with $25.8 million in 1998. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold service-released.

The net securities losses in 1998 were realized on securities sales of $44.2 million and included a loss of $103,000 from the sale of a collateralized mortgage obligation ("CMO") that was classified as held-to-maturity. In October 1997 NewMil engaged a financial securities consultant to analyze this CMO. Based on this review NewMil determined that it was highly probable that NewMil would likely receive substantially less than the contractual interest on this CMO and that the CMO could experience a significant decline in market value. NewMil concluded that these and other changes in circumstances surrounding this CMO were isolated, non-recurring, and highly unusual, and could not have been reasonably anticipated. The significant increase in OREO gains in 1999 resulted from the sale of two OREO properties and the sale of the Bank's interest in a partnership formed several years ago to develop an OREO property into a residential subdivision. In 1998 NewMil realized a gain of $778,000 from the sale of its largest remaining non-performing loan. The gain resulted from the sale of the loan to a buyer whose intended use of the property added significant value which was not anticipated. The decrease in loan servicing fees in 1999 resulted from run-off in the mortgage servicing portfolio, which at June 30, 1999 totaled $20.2 million, down from $24.8 million at June 30, 1998. The
Bank has sold its mortgage loans on a servicing released basis since 1994.

Operating Expenses
------------------
Operating expenses increased $518,000, or 5.2%, in 1999. The principal categories of operating expenses are as follows:

  Years ended June 30,          1999      1998           Change
  (in thousands)                ----      ----           ------
  Salaries                      $4,766    $4,216     $550    13.1%
  Employee benefits              1,252     1,183       69     5.8
  Occupancy                        995     1,018      (23)   (2.3)
  Equipment                        779       922     (143)  (15.5)
  Professional, collection
   and OREO expense                284       315      (31)   (9.8)
  Insurance                         88        92       (4)   (4.4)
  Postage and telecommunications   421       424       (3)   (0.7)
  Marketing                        216       235      (19)   (8.1)
  Service bureau                   261       221       40    18.1
  Other operating                1,376     1,294       82     6.3
   Total operating expenses    $10,438    $9,920     $518     5.2%
                               =======    ======     ====    ====

The increase in salaries in 1999 was due primarily to annual salary increases, overtime related to the conversion of the Bank's core data processing systems to a new in-house system, higher loan origination and sales commissions, and higher incentive compensation awards. Employee benefits expense increased as a result of taxes and other benefits related to the increase in salaries, and due to increased medical claims from the Bank's partially self insured plan. These increases were partially offset by net income related to the Bank's curtailed pension plan. The decrease in occupancy and equipment expense is primarily due to reduced building maintenance expense in 1999 and the write-off, in 1998, of obsolete computer equipment and related prepaid maintenance in preparation for the conversion of the Bank's core data processing systems to a new client server system. All other operating expenses, including marketing, shareholder relations, office expense and other, increased $100,000 or 4.6% in 1999. This increase is attributed principally to increased lending activity, various marketing promotions and other changes in operating activities.

Income Taxes
------------
Net income for 1999 included an income tax provision of $2,264,000, for an effective tax rate of 40.8%, as compared with an income tax provision of $2,164,000, for an effective tax rate of 42.0%, for 1998.

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

NewMil formed a PIC and changed its tax year to a calendar year basis to take advantage of the Connecticut statute. Effective January 1, 1999 NewMil transferred mortgages into the PIC and income of the PIC and its dividends to NewMil became exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective tax rate became 34%, compared with an effective rate, during the first two quarters of the fiscal year, of 40.27% (prior to the deferred tax asset write-off, discussed below). The formation of the PIC has required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years. The provision for the year ended June 30, 1999 included a one-time charge of $266,000 related to the formation of the PIC, as discussed above.

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

Comparison between 1998 and 1997

Overview
--------
NewMil earned net income of $2,989,000 or $0.74 per share, for the year ended June 30, 1998, compared with net income of $2,602,000, or $0.63 per share, for fiscal year 1997. Net income grew 14.9% in 1998, reflecting significantly improved core earnings, driven by higher net interest income and non-interest income, and a lower provision for loan losses, offset in part by increased operating expenses. Earnings per share increased 17.5%, reflecting both the growth in net income and share repurchase activity.

Analysis of Net Interest Income
-------------------------------
Net interest income increased $524,000, or 4.4%, to $12,459,000 in 1998. This resulted from growth of $30.5 million, or 10.2%, in average earning assets, driven by an increase in average investments of $23.9 million, or 17.6% coupled with an increase in average loans of $6.6 million, or 4.0%. The net interest margin decreased by 20 basis points, to 3.78% from 3.98%.

Interest Income
---------------
Total interest and dividend income increased $1,804,000, or 7.9%, to $24.7 million in 1998. Loan income increased $404,000, or 2.8%, as a result of higher volume offset by slightly lower average yield. Average loans grew $6.6 million, or 4.0%, to $170.3 million in 1998 as compared with 1997. The decrease in the average loan yield, down 11 basis points, resulted primarily from lower yields on new loans originated during 1998. Investment income increased $1,400,000, or 17.0%, in 1998 as a result of higher average volume, offset in part by a slightly lower average yield. Average securities increased $23.9 million, or 17.6%, while average federal funds balances remained fairly constant. The decrease in average yield, down 3 basis points, resulted from in changes in portfolio mix and lower reinvestment yields.

Interest Expense
----------------
Interest expense increased $1,208,000, or 11.7%, to $12.2 million in 1998 primarily as a result of deposit growth and higher average borrowings. Deposit expense increased $704,000, or 6.9%, as a result of an increase of $17.7 million, or 7.0%, in average interest-bearing deposits. The average cost of interest-bearing deposits remained unchanged at 4.03%. Deposit growth was realized in all deposit categories with the greatest concentration in certificates of deposit, which increased $9.2 million, and NOW accounts which increased $4.6 million. Interest expense on borrowings increased $576,000 primarily as a result of additional borrowings in 1998, including term advances at higher rates, to fund securities purchases.

Non-Interest Income
-------------------
Non-interest income increased $778,000, or 37.3%, to $2,864,000 in 1998. The principal categories of non-interest income are as follows:

  Years ended June 30,              1998      1997         Change
  (in thousands)                    ====      ====         ======
 Service charges on
  deposit accounts                  $1,122    $  975    $147     15.1%
 Gains on sales of
  loans, net                           480       181     299    165.2
 Loan servicing                        101       111     (10)    (9.0)
 Securities (losses)
  gains, net                          (271)       (9)   (262) 2,911.1
 Gains on sales of
  OREO Properties, net                 359       567    (208)   (36.7)
 Gains on sale of
  non-performing loans                 778       -       778    100.0
 Other                                 295       261      34     13.0
                                    ------    ------    ----    -----
  Total non-interest income         $2,864    $2,086    $778     37.3%
                                    ======    ======    ====    =====

The increase in service charges on deposit accounts in 1998 reflected increased transaction volume, resulting from growth in demand deposit and NOW accounts, fees from the Generation Gold Family Club introduced in 1998, and increased debit card transactions volume. The increase in gains from sales of residential mortgage loans resulted from loan sales of $25.8 million in 1998 compared with $9.6 million in 1997. The decrease in loan servicing fees in 1998 resulted from a decrease in the mortgage servicing portfolio, which at June 30, 1998 totaled $24.8 million, down from $28.8 million at June 30, 1997. Net securities losses in 1998 and 1997 were realized on security sales of $44.2 million and $23.3 million, respectively. In 1998 NewMil realized a gain of $778,000 from the sale of its largest remaining non-performing loan. The gain resulted from the sale of the loan to a buyer whose intended use of the property added significant value which was not anticipated. Gains on sales of OREO decreased as a result of less OREO and fewer sales. In 1998 and 1997 OREO proceeds from OREO sales were $1.3 million and $3.3 million, respectively.

Operating Expenses
------------------
Operating expenses increased $787,000, or 8.6%, in 1998. In 1998 NewMil opened branch offices in Southbury and Norwalk, Connecticut, in July and October 1997, respectively. These offices added approximately $422,000 to operating expenses, principally compensation, occupancy and equipment expense. Other increases in 1998 included the write-off of obsolete equipment and prepaid maintenance in preparation for the conversion of the Bank's core data processing system to a new in-house system. These increases were offset in part by a significant reduction in professional and legal expense. The principal categories of operating expenses are as follows:

  Years ended June 30,             1998      1997         Change
  (in thousands)                   ----      ----         ------
  Salaries                         $4,216    $3,909   $ 307    7.9%
  Employee benefits                 1,183     1,076     107    9.9
  Occupancy                         1,018       840     178   21.2
  Equipment                           922       683     239   35.0
  Professional, collection
   and OREO expense                   315       699    (384) (54.9)
  Insurance                            92        78      14   18.0
  Postage and telecommunications      424       348      76   21.8
  Marketing                           235       209      26   12.4
  Service bureau                      221       198      23   11.6
  Other operating                   1,294     1,093     201   18.4
   Total operating expenses        $9,920    $9,133   $ 787    8.6%
                                   ======    ======   =====   ====

The increase in salaries in 1998 was due primarily to the two new branches and annual salary increases. Employee benefits expense increased as a result of additional health, taxes and other benefits related to the increased staffing levels and increased medical claims from the Bank's partially self insured plan. These increases were partly offset by net income related to the Bank's pension plan. The increase in occupancy expense was primarily related to the two new branches. Equipment expense for 1998 included $213,000 to write-off obsolete computer equipment and prepaid maintenance related to the Bank's legacy computer system. The Bank converted its core data processing system to a new client server system in November 1998. Professional, collection and OREO expense, which includes expenditures related to audit, accounting, legal, appraisal, property tax, insurance, other workout related expenses together with the negative provision for OREO losses, decreased $384,000 as a result, primarily, of a recovery of legal expenses related to a securities arbitration claim that was settled in 1998. The increase in insurance expense resulted from both increased FDIC insurance premiums related to deposit growth and increase in premiums relating to the new branches. All other operating expenses, including marketing, shareholder relations, office expense and other, increased $326,000 or 17.6% in 1998 due principally to increased lending activity, new branch locations, marketing promotions and other changes in operating activities.

Income Taxes
------------
Net income for 1998 included an income tax provision of $2,164,000, for an effective tax rate of 42.0%, as compared with an income tax provision of $1,886,000, with a similar effective tax rate of 42.0%, for 1997.

FINANCIAL CONDITION

During 1999 total assets declined $15.5 million, or 4.2%, to $352.1 million at June 30, 1999. This was due to a sale of securities and repayment of borrowings with the proceeds. Net loans increased by $47.2 million, or 29.0%, to $210.0 million at June 30, 1999, while securities decreased $44.1 million, or 27.2%, and federal funds sold decreased $22.0 million, or 87.4%. On the liability side, deposits grew $6.2 million, or 2.1%, while borrowings decreased $22.5 million, to $15.0 million at June 30, 1999. Non-performing assets decreased $115,000, or 6.8%, to $1.6 million, and represent only 0.45% of assets at June 30, 1999. Book value per share increased 3.8% to $9.04 at June 30, 1999, after cash dividends of $0.35, representing a 43.8% payout ratio. At June 30, 1999 tier 1 leverage and total risk-based capital ratios were 9.53% and 19.40%, respectively, and NewMil was "well capitalized" as defined by the Federal Reserve Board.

Securities
----------
During 1999 securities declined $44.1 million, or 27.2%, to $118.2 million at June 30, 1999, while federal funds sold decreased $22.0 million, to $3.6 million. These reductions were used to fund loan growth and repay borrowings during 1999. The principal categories of securities are as follows (including both available-for-sale and held-to-maturity):

June 30, (in thousands)           1999          1998            1997
                                  ----          ----            ----
U.S. Treasury notes     $    -     0.0% $ 18,330   11.3%   $ 24,297 20.3%
U.S. Government
 Agency notes                -     0.0       993    0.6       8,463  7.1
Municipal Bonds           10,558   8.9       -      0.0         -    0.0
Mortgage backed
  securities              92,996  78.7    94,602   58.3     15,130  12.7
Collateralized mortgage
 obligations              11,883  10.1    45,817   28.2     69,931  58.6
Equity securities          2,765   2.3     2,525    1.6      1,547   1.3
                        --------        --------          --------
 Total securities       $118,202 100.0  $162,267  100.0   $119,368  100.0
                        ========        ========          ========

The change in portfolio mix in 1999 resulted from portfolio run-off and the sale of certain collateralized mortgage obligations ("CMOs"), offset by new purchases of mortgage backed securities ("MBS") and municipal bonds.

NewMil took advantage of the one-time opportunity to reclassify securities from held-to-maturity to available-for-sale permitted with the adoption of SFAS 133 to restructure its securities portfolio. On adopting SFAS 133 effective October 1, 1998, NewMil reclassified certain securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. These securities consisted of floating rate CMOs that repriced off the Eleventh District Cost of Funds index. At September 30, 1998 these securities had been carried in the held-to-maturity category at $1,091,000 below cost, with a related unrealized loss, net of taxes, in shareholders equity. The unrealized loss was generated as a result of having transferred them from available-for-sale to held-to-maturity at which time they were transferred at their current market value, which was significantly below their amortized cost. The unrealized loss, at the date of transfer, was frozen and amortized as the related investments paid down. NewMil sold the securities during the quarter ended December 31, 1998 and realized a loss of only $274,000. This loss has been reported separately in net income, net of taxes, as the cumulative effect of adopting SFAS 133.

NewMil's securities portfolio consists of MBSs', CMOs', bank qualified municipal bonds and Federal Home Loan Bank stock. At June 30, 1999, 90.0% of the portfolio consisted of fixed rate securities, principally MBS and to a lesser extent, CMOs and municipal bonds. At June 30, 1999 total fixed rate securities had a projected weighted average duration and life of 3.8 years and 4.9 years, respectively, based on median projected prepayment speeds at current interest rates. At June 30, 1999 7.7% of the portfolio consisted of floating rate CMOs and MBSs, which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate securities had a projected weighted average duration and life of 0.1 years and 3.1 years, respectively, based on median projected prepayment speeds at current interest rates. Floating rate MBSs are tied to the Eleventh District Cost of Funds index, while the floating rate CMOs are tied to several Treasury indices. The remaining 2.3% of the portfolio at June 30, 1999, was represented primarily by Federal Home Loan Bank stock.

At June 30, 1999, securities totaling $74.1 million, or 62.7%, were classified as available-for-sale and securities totaling $44.1 million, or 37.3%, were classified as held-to-maturity.

The composition, maturity distribution and weighted average yields of securities available-for-sale are as follows:

(dollars in thousands)                  Carrying   Market
                                        Value      Value      Yield
June 30, 1999(a)                        -----      -----      -----
Mortgage backed securities              $70,106    $70,106     6.40
Collateralized mortgage obligations       1,264      1,264     4.96
Equity securities                         2,765      2,765     5.48
  Total Securities Available-for-sale   $74,135    $74,135     7.19
(dollars in thousands)                  Carrying   Market
                                        Value      Value      Yield
June 30, 1998(a)                        -----      -----      -----
U.S. Treasury and Government
  U.S Treasury Obligation
    Within 1 year                       $ 18,330   $ 18,330    6.32%
  Agency Obligations
    After 5 but within 10 years              993        993    6.17
Mortgage backed securities                87,796     87,796    6.55
Collateralized mortgage obligations        2,447      2,447    4.45
Equity securities                          2,525      2,525    6.00
                                        --------   --------
  Total Securities Available-for-sale   $112,091   $112,091    6.45
                                        ========   ========
(dollars in thousands)                  Carrying   Market
                                        Value      Value      Yield
June 30, 1997(a)                        -----      -----      -----
U.S. Treasury and Government
  U.S Treasury Obligation
    Within 1 year                       $ 6,013    $ 6,013     6.06%
    After 1 but within 5 years           18,285     18,285     6.13
  Agency Obligations
    After 1 but within 5 years            7,499      7,499     6.26
    After 5 but within 10 years             964        964     6.17
Mortgage backed securities                6,514      6,514     6.75
Collateralized mortgage obligations       8,727      8,727     5.89
Equity securities                         1,547      1,547     6.21
                                        -------    -------
  Total Securities Available-for-sale   $49,549    $49,549     6.31
                                        =======    =======

The composition, maturity distribution and weighted average yields of securities held-to-maturity are as follows:

(dollars in thousands)                  Carrying   Market
                                        Value      Value      Yield
June 30, 1999                           -----      -----      -----
Municipal Bonds
  After 10 years                        $10,558    $ 9,692     6.14%
Mortgage backed securities               22,890     22,927     6.67
Collateralized mortgage obligations      10,619     10,292     5.88
                                        -------    -------
  Total Securities Held-to-maturity     $44,067    $42,911     6.14
                                        =======    =======
June 30, 1998
Mortgage backed securities              $ 6,806    $ 6,905     6.59%
Collateralized mortgage obligations      43,370     43,006     6.08
                                        -------    -------
  Total Securities Held-to-maturity     $50,176    $49,911     6.14
                                        =======    =======
June 30, 1997
Mortgage backed securities              $ 8,615    $ 8,606     6.49%
Collateralized mortgage obligations      61,204     59,722     5.97
                                        -------    -------
  Total Securities Held-to-maturity     $69,819    $68,328     6.03
                                        =======    =======

Loans
-----
During 1999 net loans grew $47.2 million, or 29.0%, to $210.0 million at June 30, 1999. Loan originations and advances for portfolio, including $38.6 million of residential mortgage loans purchased, totaled $92.4 million for 1999, up 58.5% from $58.3 million in 1998. Loan repayments totaled $83.4 million for 1999, up from $61.6 million in 1998. The increase in loan repayments was due primarily to refinancings of residential mortgage loans caused by the low interest rate environment, and, to a lesser extent, related home equity lines of credit refinancing. Residential mortgage loans originated for sale increased by $2.2 million to $28.0 million, compared with $25.8 million in 1999. Loans originated for sale are sold on a servicing released basis.

The principal categories of the loan portfolio are as follows:

June 30, (in thousands)                     1999              1998
                                            ----              ----
Real estate mortgages
  One-four family residential        $128,371  59.8%    $ 85,274  50.8%
  Five or more family residential       6,152   2.9        5,500   3.3
  Commercial                           37,456  17.4       34,878  20.8
  Land and land development             2,410   1.1        3,571   2.1
Commercial and industrial              18,211   8.5       14,357   8.6
Home equity lines of credit            19,429   9.0       21,208  12.6
Installment and other                   2,850   1.3        3,118   1.8
                                     --------            -------
  Total loans, gross                 $214,879 100.0      $167,90 100.0
                                     ========            =======

The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works extensively with several government-assisted lending programs. The Residential Mortgage Department, in addition to traditional portfolio lending, originates loans for sale to the secondary market on a service-released basis, which enables the Bank to offer a very comprehensive residential mortgage product line. The department also offers home equity loans and lines of credit and consumer installment loans.

The following table sets forth information on the composition of NewMil's loan portfolio by loan type for each of the past five years:

June 30, (in thousands)        1999          1998         1997
Real Estate Mortgages:         ----          ----         ----
 Residential
   1-4 family                  $128,371      $ 85,274     $ 90,885
   5-more family                  6,152         5,500        4,812
 Commercial                      37,456        34,878       31,850
 Land                             2,410         3,571        8,334
 Home equity credit              19,429        21,208       20,274
                               --------      --------     --------
   Total mortgage loans         193,818       150,431      156,155
Commercial and industrial        18,211        14,357       12,424
Installment                         950         1,161        1,140
Collateral and other              1,900         1,957        1,982
                               --------      --------     --------
 Total loans, gross             214,879       167,906      171,701
Deferred loan origination
 fees and purchase
 premium, net                       146           (53)        (108)
Allowance for loan
 losses                          (4,989)       (5,004)      (5,452)
                               --------      --------     --------
   Total loans, net            $210,036      $162,849     $166,141
                               ========      ========     ========
June 30, (in thousands)                 1996          1995
Real Estate Mortgages:                  ----          ----
 Residential
   1-4 family                           $ 89,159      $ 98,766
   5-more family                           3,262         3,171
 Commercial                               30,408        29,068
 Land                                      9,472        12,067
 Home equity credit                       14,474         7,785
                                        --------      --------
   Total mortgage loans                  146,775       150,857
Commercial and industrial                  6,130         3,201
Installment                                  502           284
Collateral and other                       2,156         1,903
                                        --------      --------
 Total loans, gross                      155,563       156,245
Deferred loan origination
 fees and purchase premium, net             (139)         (431)
Allowance for loan losses                 (4,866)       (5,372)
                                        --------      --------
   Total loans, net                     $150,558      $150,442
                                        ========      ========

The following tables reflect NewMil's loan portfolio maturity distribution as of June 30, 1999 (non-accrual loans have been presented in the after 5 years category):

June 30, 1999                                Within    After
(in thousands)                      Within     1-5       5
                                    1 year   years     years    Total
Real Estate Mortgages:              ------   -----     -----    -----
   Residential
     1-4 family                     $17,023  $42,094   $69,254  $128,371
     5-more family                      980    2,372     2,800     6,152
   Commercial                         9,503   18,229     9,724    37,456
   Land                               1,369      843       198     2,410
Home equity credit lines              7,420   10,743     1,266    19,429
Commercial and industrial             5,484    8,254     4,473    18,211
Installment                             420      470        60       950
Collateral and other                  1,900      -         -       1,900
                                    -------  -------   -------  --------
   Total loans, gross               $44,099  $83,005   $87,775  $214,879
                                    =======  =======   =======  ========

The following table shows as of June 30, 1999 the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates:

June 30, (in thousands)               Fixed        Adjustable
                                     interest       interest
                                       rates         rates
Real Estate Mortgages:                 -----         -----
 1-4 family residential                $ 26,188      $ 85,160
 5-more family residential                  221         4,951
 Commercial                                 455        27,498
 Land                                       -           1,041
Home equity credit lines                    -          12,009
Commercial and industrial                 2,954         9,773
Installment                                 469            61
Collateral and other                        -             -
                                        -------      --------
  Total loans, gross                    $30,287      $140,493
                                        =======      ========

Non-performing assets
---------------------
The following table sets forth non-performing assets for each of the last five years:

June 30, (in thousands)         1999    1998    1997    1996    1995
                                ----    ----    ----    ----    ----
Non-accruing loans              $1,051  $  761  $2,054  $3,809  $7,175
Accruing loans past due
 90 days or more                   185     628     783     166      34
Accruing restructured
 loans                              -      -       274     281     -
                                ------  ------  ------  ------  ------
  Total non-performing loans     1,236   1,389   3,111   4,256   7,209
OREO, net                          333     295     474   2,224   1,676
                                ------  ------  ------  ------  ------
  Total non-performing assets   $1,569  $1,684  $3,585  $6,480  $8,885
                                ======  ======  ======  ======  ======

During 1999 non-performing assets decreased $115,000, or 6.8%, to $1.6 million at June 30, 1999, and represented only 0.45% of total assets.
The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and favorable economic climate. The following table summarizes changes in non-performing assets during the past two years.

Years ended June 30, (in thousands)                1999      1998
                                                   ----      ----
Balance, beginning of year                       $ 1,684   $ 3,585
Loans placed on non-accrual status                   920     1,360
Non-accrual loan payments                           (150)     (366)
Loans returned to accrual status                      (3)     (408)
Proceeds from non-accrual loan sales                 -      (1,835)
Gain on non-accrual loan sale                        -         778
Non-accrual loan charge-offs                        (156)     (620)
Change in accruing loans past
  due 90 or more days, net                          (442)     (155)
Change in accruing loans
  restructured, net                                  -        (274)
Payments to improve OREO                             107       498
Decrease in OREO valuation reserve                    82        55
Gross proceeds from OREO sales                    (1,815)   (1,293)
Gains on OREO sales, net                           1,342       359
                                                 -------   -------
  Balance, end of year                           $ 1,569   $ 1,684
                                                 =======   =======
Percent of total assets                             0.45%          0.46%

The following table details the composition of non-performing assets as of the periods presented.

Non-Performing Assets              Accruing            Other    Total
(dollars in              Non-     loans past Restruc-   real     non-
thousands)              accrual  due 90 or     tured   estate  performing
                         loans    more days   loans    owned    assets
                         -----    ---------   -----    -----    ------
June 30, 1999
Real estate:
 Residential              $ 196    $ 185      $ -      $ 333    $ 714
 Commercial                 452       -         -         -       452
 Land and land
 development                403       -         -         -       403
 Installment and
 Other                       -        -         -         -        -
Valuation reserve            -        -         -         -        -
                          ------   -----      ----     -----   ------
 Totals                   $1,051   $ 185      $ -      $ 333   $1,569
                          ======   =====      ====     =====   ======
June 30, 1998
Real estate:
 Residential              $  189   $ 593      $ -      $ 106   $  888
 Commercial                  157      35        -         36      228
 Land and land
 development                 414      -         -        235      649
 Installment and
 Other                         1      -         -         -         1
Valuation reserve             -       -         -        (82)     (82)
                          ------   -----      ----     -----   ------
 Totals                   $  761   $ 628      $ -      $ 295   $1,684
                          ======   =====      ====     =====   ======

Had non-accrual loans as of June 30, 1999 and 1998, been current in accordance with their original terms, gross interest income of $98,000 and $77,000 would have been recorded in net income for 1999 and 1998, respectively. The amount of interest on these loans that was included in income was $59,000 and $58,000 in 1999 and 1998, respectively. Accruing loans past due 90 days or more at June 30, 1999 consist of four residential mortgage loans, all of which are in the process of collection and where the collection of accrued interest is probable. NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO and in 1999 sold $1.8 million of OREO from which net gains of $1.3 million were realized.

In addition to non-performing assets, at June 30, 1999 NewMil had $8,238,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

Deposits and borrowings
-----------------------
Deposits grew $6.2 million, or 2.1%, during 1999 to $300.1 million. Savings, Money Market and NOW accounts grew $14.7 million, or 10.5% and demand deposits grew $4.1 million, or 28.3%, while certificates of deposit decreased $12.6 million, or 9.1%. In May 1999 the Bank closed its Winsted Office and sold the $4.9 million branch deposits. The Bank received a $175,000 deposit premium which offset the branch closing expenses. NewMil has 14 branch offices located in Fairfield, Litchfield and New Haven Counties.

The following table shows the scheduled maturities of certificates of deposit with balances in excess of $100,000:

June 30, 1999 (in thousands)    Less    Within  Within   Over
                                than 3  3 - 6   6- 12    one
                                months  months  months   year    Total
                                ------  ------  ------   ----    -----
Certificates of deposit
  over $100,000                 $4,663  $2,853  $4,599   $2,539  $14,654
                                ======  ======  ======   ======  =======

During 1999 NewMil sold certain securities and used the proceeds to reduce borrowings by $22.5 million to $15.0 million. Borrowings at June 30, 1999 consisted of Federal Home Loan Bank advances with terms ranging from twenty to forty-four months and fixed rates ranging from 5.91% to 6.02%. The borrowings are being used to match fund certain securities. Borrowings at June 30, 1998 had terms of twelve to sixty months and rates between 5.68% and 6.02%.

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

Operating activities in 1999 provided net cash flows of $5.6 million, up from $3.6 million in 1998. During 1999 investing activities used net cash of $3.4 million, principally for loan advances and purchases and net security purchases. Financing activities used net cash of $19.7 million, principally to repay borrowings, pay shareholder dividends and purchase treasury stock, offset by increased net deposits. Funds provided by operating activities coupled with $17.6 million decreased cash and cash equivalents, due primarily a decrease in federal funds sold, were utilized to fund investing and financing activities.

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

At June 30, 1999, NewMil's liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $176.2 million, to net deposits and short term unsecured liabilities, was 62.0%, well in excess of NewMil's minimum guideline of 15%.

At June 30, 1999, NewMil had outstanding commitments to fund new loan originations of $6.1 million, construction mortgage commitments of $2.7 million and unused lines of credit of $23.9 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

NewMil manages interest rate risk through an Asset Liability Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and simulation analysis. Traditional gap analysis identifies short and long term interest rate positions or exposure. Simulation analysis measures the amount of short term earnings at risk under both rising and falling rate scenarios.

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

The following table sets forth NewMil's interest rate sensitivity position, or gap position, at June 30, 1999, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to repricing in future time periods. For the purposes of this analysis, money market and savings deposits have been presented in the within 6 month category and NOW account deposits have been presented in the after 5 year category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the repricing periods presented due to differences in their repricing elasticity relative to changes in the general level of interest rates.

June 30, 1999                  Within  Within            Non-
(in thousands)       Within 6   7-12    1-5     After  interest-
                      months   months  years   5 years bearing    Total
                      ------   ------  -----   ------- -------    -----
ASSETS
Securities           $ 26,261  $11,539 $49,616 $32,262 $(1,476) $118,202
Federal funds sold      3,167      -       -       -       -       3,167
Due from banks             99      -       -       -     9,620     9,719
Loans                  77,556   28,618  65,058  38,113   5,680   215,025
Other assets              -        -       -       -     6,004     6,004
                      -------   ------ -------  ------  ------  --------
 Total assets         107,083   40,157 114,674  70,375  19,828  $352,117
                      -------   ------ -------  ------  ------  ========
SOURCE OF FUNDS
Deposits
 Demand (non
 interest-bearing)        -        -       -       -    18,622    18,622
 NOW accounts             -        -       -    34,660     -      34,660
 Money market          71,252      -       -       -       -      71,252
 Savings and other     49,443      -       -       -       -      49,443
 Certificates of
 deposit               63,862   38,403  23,844      37     -     126,146
Federal Home Loan
 Bank advances            -        -    15,000     -       -      15,000
Other liabilities         -        -       -       -     3,859     3,859
Stockholders'
 equity                   -        -       -       -    33,135    33,135
                      -------   ------  ------  ------  ------  --------
 Total sources
 of funds             184,557   38,403  38,844  34,697  55,616  $352,117
                      -------   ------  ------  ------  ------  ========
Cumulative
 interest-rate
 sensitivity
 gap                 $(77,474)$(75,720)$   110 $35,788  $  -
                     ======== ======== ======= =======  =======
Percent of
 total assets          (22.0)%   (21.5)%   0.0%  10.2%     -  %

At June 30, 1999, its one year cumulative gap was -$75.7 million, or 21.5% of assets. A liability sensitive gap implies that NewMil's net interest margin could be adversely affected by a sudden increase in interest rates.

NewMil simulates earnings at risk over a twelve month horizon by ramping interest rates +/-100 and +/-200 basis points from the current rate environment. During the year ended June 30, 1999 interest rates did not move +/-100 basis points from their current rates. NewMil's asset/liability management responds to changes in interest rates and market conditions. The simulation analysis incorporates numerous assumptions about balance sheet changes, including growth and product mix, product pricing and the behavior of interest rates. NewMil's policy is to ensure that the change in net income over the twelve month horizon within the +/-200 basis point band will not decrease by 20% or more. The following table indicates that the estimated percentage change in net income over the next twelve month forecast, for June 30, 1999 and 1998, horizon is within NewMil's tolerance limit.

    Change                   % Change in
    in Rate                  Net Income
                          1999           1998
    +100 bp               2.0%           9.0%
    -100 bp              -6.0%          -9.0%
    +200 bp               2.9%            -
    -200 bp              -9.5%            -

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

CAPITAL RESOURCES

During 1999 shareholders' equity decreased $274,000, or 0.8%, to $33.1 million, while book value per share increased 3.8% to $9.04 at June 30, 1999. The decrease in shareholders' equity resulted from treasury stock purchases of $2,110,000 and dividend payments of $1,328,000, offset by earnings of $3,032,000, a $73,000 decrease in the adjustment to shareholders equity for net unrealized holding losses on securities and $59,000 from the exercise of stock options.

In July 1996 NewMil announced its intention to repurchase up to 10% of its outstanding common stock in the open market and unsolicited negotiated transactions, including block purchases. In April and July 1999 NewMil announced its intention to buy additional shares of 100,000 and 50,000, respectively, under the same conditions. The purpose of the repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes. During 1999 NewMil repurchased 184,500 shares, or 4.5%, of its outstanding shares of common stock. As of June 30, 1999 NewMil had repurchased 406,989 shares of its outstanding common stock, under the July 1996 plan, and 71,811 shares of its outstanding common stock, under the April 1999 plan. This represents 94.4% of the total planned repurchases with total consideration of $5,012,000 being paid.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At June 30, 1999 NewMil's leverage capital ratio was 9.53% and its tier I and total risk-based capital ratios were 18.13% and 19.40%, respectively. At June 30, 1999 the Bank's leverage capital ratio was 9.40% and its tier I and total risk-based capital ratios were 18.46% and 19.73%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividend Restrictions
---------------------
NewMil's ability to pay dividends to its shareholders is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends by the Bank to NewMil. Under Connecticut law a bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at June 30, 1999 is $1,064,000. In some instances, further restrictions on dividends may be imposed on NewMil by the FRB.

In October 1994 NewMil resumed dividend payments with the payment of a $0.02 quarterly cash dividend, following a four year lapse. In October 1995, 1996, 1997 and 1998 NewMil increased its quarterly cash dividend to $0.05, $0.06, $0.08 and $0.09, respectively. In July 1999 NewMil increased its quarterly dividend to $0.10. For 1999 total dividends of $0.35 per share were paid.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements which are expected to impact NewMil at this time.

YEAR 2000

Year 2000 Action Plan

In early 1997 NewMil developed its Year 2000 Action Plan (Plan) to ensure that its operating systems, and those of its outside vendors and suppliers, will function correctly in the year 2000 and beyond. During 1999 NewMil became compliant with its Year 2000 Plan. The Plan is managed by the Year 2000 Committee, comprised of representatives from each operational area of the Bank. The Plan has five phases: (1) awareness; (2) assessment; (3) renovation; (4) validation; and, (5) implementation.

The awareness phase included development of the Plan, conducting awareness meetings and communicating with all NewMil employees, attending Year 2000 seminars and attending a user group meeting for the Bank's legacy system vendor. The awareness phase was completed during 1997.

The assessment phase included the development of an inventory of all date sensitive systems, including in-house systems and those of the Bank's outside vendors and suppliers, a risk assessment of each element, and specific methodology to correct non-compliant systems. As of June 30, 1999 the assessment phase was completed for all items.

High criticality ratings were assigned to several systems, including the Bank's legacy computer systems, that had the potential to substantially impact the Bank's operation should they prove to be non-compliant.

The renovation phase addresses the bringing of systems into compliance, systems replacements and retirements. As of June 30, 1999 the renovation phase was completed for all items.

The validation phase addresses systems testing by the Bank and its outside vendors and suppliers alike. The Bank converted its in-house computer system in November 1998 from a legacy computer system to a client server relational database system. The Bank's new client server system has been certified Year 2000 compliant by the supplying vendor and the Bank verified compliance in early 1999. Several third party interfaces were scheduled for testing in early 1999 as well. All systems testing has been completed as of June 30, 1999.

The implementation phase addresses the roll out of Year 2000 compliant systems during 1998 and 1999. As of June 30, 1999 the implementation phase was completed for all items.

In addition, contingency plans have been developed for all systems with high criticality ratings. Testing of these contingency plans is proceeding according to plan and is expected to be completed by September 1999.

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

Risks

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and borrowers, NewMil is unable to determine at this time whether the consequences of Year 2000 failures, if any, will have a material impact on NewMil's results of operations, liquidity or financial condition. However, based on NewMil's high level of readiness and the readiness reported by all significant third party vendors, NewMil does not expect any significant disruption of service. The Year 2000 Action Plan is expected to significantly reduce NewMil's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its material vendors, suppliers and commercial borrowers. NewMil believes that, with the implementation of the new client server system and the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations will be minimized.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and
 Shareholders of NewMil Bancorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of NewMil Bancorp, Inc. and its subsidiary at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of NewMil's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, NewMil changed its method of accounting for derivative financial instruments in 1999.

 /s/  PricewaterhouseCoopers LLP
Hartford, Connecticut
July 20, 1999

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                                         June 30,
                                                       1999     1998
                                                       ----     ----
ASSETS
Cash and due from banks                            $  9,719   $  5,342
Federal funds sold                                    3,167     25,134
                                                   --------   --------
   Total cash and cash equivalents                   12,886     30,476
Securities
   Available-for-sale at market                      74,135    112,091
   Held-to-maturity at amortized
    cost (fair value: $42,911 and $49,911)           44,067     50,176
Loans (net of allowance for loan losses:
    $4,989 and $5,004)                              210,036    162,849
Other real estate owned (net of valuation
    reserve: $0 and $82)                                333        295
Bank premises and equipment, net                      6,238      6,124
Accrued interest income                               2,190      2,259
Deferred tax asset, net                               1,788      2,503
Other assets                                            444        796
                                                   --------   --------
     Total Assets                                  $352,117   $367,569
                                                   ========   ========
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
   Demand (non-interest bearing)                   $ 18,622   $ 14,520
   NOW accounts                                      34,660     30,202
   Money market                                      71,252     65,257
   Savings and other                                 49,443     45,180
   Certificates of deposit                          126,146    138,718
                                                   --------   --------
     Total deposits                                 300,123    293,877
Federal Home Loan Bank advances                      15,000     37,500
Accrued interest and other liabilities                3,859      2,783
                                                   --------   --------
     Total Liabilities                              318,982    334,160
                                                   --------   --------
Commitments and contingencies                           -          -
                                                   --------   --------
Shareholders' Equity
   Common stock - $.50 per share par value
    Shares authorized: 20,000,000
    Shares issued: 5,990,138 and 5,990,138            2,995      2,995
   Paid-in capital                                   43,773     43,881
   Retained earnings                                 10,637      8,933
   Accumulated other comprehensive income, net       (1,132)    (1,205)
   Treasury stock, at cost: 2,325,924 and
    2,155,824 shares                                (23,138)   (21,195)
                                                   --------    -------
     Total Shareholders' Equity                      33,135     33,409
                                                   --------    -------
     Total Liabilities and Shareholders' Equity    $352,117   $367,569
                                                   ========   ========

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
                                                Years ended June 30,
                                             1999      1998      1997
                                             ----      ----      ----
Interest and dividend income
  Interest and fees on loans               $15,426   $15,005   $14,601
  Interest and dividends on securities       8,235     8,886     7,531
  Interest on federal funds sold               795       764       719
                                           -------   -------   -------
    Total interest and dividend income      24,456    24,655    22,851
                                           -------   -------   -------
Interest expense
  Deposits                                  10,352    10,903    10,199
  Borrowed funds                             1,455     1,293       717
                                           -------   -------   -------
    Total interest expense                  11,807    12,196    10,916
                                           -------   -------   -------
Net interest and dividend income            12,649    12,459    11,935
Provision for loan losses                      100       250       400
                                           -------   -------   -------
Net interest and dividend income
  after provision for loan losses           12,549    12,209    11,535
                                           -------   -------   -------
Non-interest income
  Service charges on deposit accounts        1,154     1,122       975
  Gain on sale of OREO properties            1,342       359       567
  Gain on sale of non-performing loan          -         778       -
  Gains on sales of mortgage loans, net        547       480       181
  Loan servicing fees                           81       101       111
  Securities losses, net                       -        (271)       (9)
  Other                                        310       295       261
                                           -------   -------   -------
    Total non-interest income                3,434     2,864     2,086
                                           -------   -------   -------
Non-interest expense
  Salaries                                   4,766     4,216     3,909
  Employee benefits                          1,252     1,183     1,076
  Occupancy                                    995     1,018       840
  Equipment                                    779       922       683
  Professional, collections
    and OREO                                   284       315       699
  Marketing                                    216       235       209
  Insurance                                     88        92        78
  Other                                      2,058     1,939     1,639
                                           -------   -------   -------
    Total non-interest expense              10,438     9,920     9,133
                                           -------   -------   -------
Income before income taxes, cumulative
  effect of accounting change
  and extraordinary item                     5,545     5,153     4,488
Income tax provision                         2,264     2,164     1,886
                                           -------   -------   -------
Income before cumulative effect
  of accounting change
  and extraordinary item                     3,281     2,989     2,602
                                           -------   -------   -------
Cumulative effect of change in
  accounting principle, net of taxes          (162)      -         -

Extraordinary item, net of taxes               (87)      -         -
                                           -------   -------   -------
Net income                                 $ 3,032   $ 2,989   $ 2,602
                                           =======   =======   =======
Diluted earnings per share                   $0.76     $0.74     $0.63
                                             =====     =====     =====
Basic earnings per share                     $0.80     $0.78     $0.65
                                             =====     =====     =====
Dividends per share                          $0.35     $0.30     $0.23
                                             =====     =====     =====

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                             Common Stock     Paid-in     Retained
                            Shares   Amount   capital     earnings
                            ------   ------   -------     --------
Balances at
 June 30, 1996            5,987,388  $2,994   $44,189     $5,413
Net income for year            -       -         -         2,602
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                  -       -         -          -
Total comprehensive
 income
Cash dividends paid            -       -         -          (918)
Proceeds from
 exercise of
 stock options                  750    -            3       -
Acquisition of
 treasury stock                -       -         -          -
                          ---------  -------  --------    -------
Balances at
 June 30, 1997            5,988,138    2,994   44,192      7,097
Net income for year            -        -        -         2,989
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                  -        -        -          -
Total comprehensive
 income
Cash dividends paid            -        -        -        (1,153)
Proceeds from
 exercise of
 stock options:
  Issuance of
   new shares                 2,000        1       12       -
  Issuance of
   treasury stock              -        -        (312)      -
Proceeds from
 issuance of
 treasury stock                -        -         (11)      -
Acquisition of
 treasury stock                -        -        -          -
                          ---------   ------   ------    -------
Balances at
 June 30, 1998            5,990,138   $2,995   43,881    $ 8,933

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                             Common Stock     Paid-in     Retained
                            Shares   Amount   capital     earnings
                            ------   ------   -------     --------
Balances at
 June 30, 1998            5,990,138  $2,995   $43,881     $8,933
Net income for year            -       -         -         3,032
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                  -       -         -          -
Total comprehensive
 income
3,105
Cash dividends paid            -       -         -        (1,328)
Proceeds from
 exercise of
 stock options:
   Issuance of
   treasury stock              -       -         (108)      -
Acquisition
 of treasury stock             -       -         -          -
                          ---------  ------   -------    -------
Balances at
 June 30, 1999            5,990,138  $2,995   $43,773    $10,637
                          =========  ======   =======    =======

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                          Accumulated
                                            other
                                         comprehensive
                                            income
                                          Unrealized          Total
                             Treasury       gains        shareholders
                              stock        (losses)          equity
                              -----        --------          ------
Balances at
 June 30, 1996                $(18,938)    $ (1,766)         $31,892
Net income for year               -            -               2,602
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                     -             277              277
                                                              ------
Total comprehensive
 income                                                        2,879
                                                              ------
Cash dividends paid               -            -                (918)
Proceeds from
 exercise of
 stock options                    -            -                   3
Acquisition of
 treasury stock                 (2,137)        -              (2,137)
                              --------      -------          -------
Balances at
 June 30, 1997                 (21,075)      (1,490)          31,719
Net income for year               -            -               2,989
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                     -              284              284
                                                               ------
Total comprehensive
 income                                                         3,273
                                                               ------
Cash dividends paid               -             -              (1,153)
Proceeds from
 exercise of
 stock options:
  Issuance of
   new shares                     -             -                  13
  Issuance of
   treasury stock                  584          -                 272
Proceeds from
 issuance of
 treasury stock                     61          -                  50
Acquisition of
 treasury stock                   (765)         -                (765)
                               -------       -------          -------
Balances at
 June 30, 1998                $(21,195)      $(1,205)         $33,409

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                          Accumulated
                                            other
                                         comprehensive
                                            income
                                          Unrealized          Total
                             Treasury       gains        shareholders
                              stock        (losses)          equity
                              -----        --------          ------
Balances at
 June 30, 1998                $(21,195)    $ (1,205)          $33,409
Net income for year               -            -                3,032
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                     -              73                73
                                                               ------
Total comprehensive
 income                                                         3,105
                                                               ------
Cash dividends paid               -            -               (1,328)
Proceeds from
 exercise of
 stock options:
   Issuance of
   treasury stock                  167         -                   59
Acquisition
 of treasury stock              (2,110)        -               (2,110)
                              --------      -------           -------
Balances at
 June 30, 1999                $(23,138)     $(1,132)          $33,135
                              ========      =======           =======

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                               Years ended June 30,
                                              1999       1998      1997
                                              ----       ----      ----
Operating Activities
 Net income                                 $  3,032   $ 2,989   $ 2,602
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                    100       250       400
    Provision for OREO recoveries                (82)      (55)      -
    Provision for depreciation and
     amortization                                695       626       587
    Deferred income tax provision                495       763       972
    Amortization and accretion of
     securities premiums and
     discounts, net                              763       185        58
    Securities losses, net                       -         271         9
    Cumulative effect of
     accounting change, net                      162       -         -
    Extraordinary loss on debt
     extinguishment, net                          87       -         -
    Loans originated for sale                (27,597)  (25,331)   (9,420)
    Proceeds from loans originated
     for sale                                 28,144    25,812     9,601
    Realized gains on loan sales, net           (547)   (1,258)     (181)
    Realized gains on OREO sales, net         (1,342)     (359)     (567)
    Decrease (increase) in accrued
     interest income                              69      (245)     (150)
    Increase (decrease) in accrued interest
     expense and other liabilities             1,251      (166)     (405)
    Decrease (increase) in other
     assets, net                                 347       141      (226)
                                              ------    ------    ------
     Net cash provided by
     operating activities                      5,577     3,623     3,280
                                              ------    ------    ------
Investing Activities
 Proceeds from sales of securities
  available-for-sale                          20,933    35,877    22,903
 Proceeds from sale of security
  held-to-maturity                               -       7,325       -
 Proceeds from maturities and principal
  repayments of securities                    33,603    44,152     5,721
 Purchases of securities:
  held-to-maturity                              (240)      -         -
  available-for-sale                         (10,565)  (50,071)  (25,691)
 Proceeds from sales of mortgage backed
  securities available-for-sale                  -       1,042       348
 Purchases of mortgage backed securities:
  held-to-maturity                           (18,198)      -         -
  available-for-sale                         (15,598)  (93,403)      -
 Principal collected on mortgage backed
  securities                                  33,497    12,196     3,327
 Loan (advances) repayments, net              (9,053)    2,427   (15,216)
 Purchase of loans                           (38,556)     (644)      -
 Proceeds from sale of non-performing loan       -       1,835       -
 Proceeds from sales of OREO                   1,815     1,294     2,001
 Payments to improve OREO                       (107)     (498)     (450)
 Purchases of Bank premises and equipment       (979)     (709)     (410)
                                             -------   -------   -------
     Net cash used by
     investing activities                     (3,448)  (39,177)   (7,467)
                                             -------   -------   -------
Financing Activities
 Net increase in deposits                      6,247    18,485    16,053
 Net repayments of
  repurchase agreements                          -         -      (9,776)
 FHLB (repayments) advances, net             (22,587)   24,500     8,000
 Treasury stock purchased                     (2,110)     (765)   (2,137)
 Proceeds from Treasury Stock reissued           -          50       -
 Cash dividends paid                          (1,328)   (1,153)     (918)
 Proceeds from exercise of stock options          59       285         3
                                             -------   -------    ------
     Net cash (used) provided by
     financing activities                    (19,719)   41,402    11,225
                                             -------    ------    ------
     (Decrease) increase in cash and
     cash equivalents                        (17,590)    5,848     7,038
Cash and federal funds sold, beginning
 of year                                      30,476    24,628    17,590
                                             -------   -------   -------
Cash and federal funds sold, end of year     $12,886   $30,476   $24,628
                                             =======   =======   =======
Cash paid during year
 Interest to depositors                      $10,344  $ 10,904   $10,271
 Interest on borrowings                        1,562     1,151       693
 Income taxes                                  2,285     1,115       965
Non-cash transfers
 From securities held-to-maturity to
  securities available-for-sale               21,509       -         -
 From loans to OREO                              335       202       545
 Financed portion of OREO sales                  -         378     1,311

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

Principles of Consolidation

The consolidated financial statements include those of NewMil and its subsidiary after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to prior years' amounts to conform with the 1999 financial presentation.

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

Smaller-balance homogeneous loans consisting of residential mortgages and consumer loans are evaluated for collectability by NewMil based on historical loss experience rather than on an individual loan-by-loan basis. Impaired loans are primarily commercial mortgages, collateralized by real estate.

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

(in thousands)                             1999      1998      1997
                                           ----      ----      ----
Basic                                     3,793     3,845     3,978
Effect of dilutive stock options            192       221       165
                                          -----     -----     -----
Diluted                                   3,985     4,066     4,143
                                          =====     =====     =====

Segments of an Enterprise and Related Information

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 requires public companies to report financial and descriptive information about operating segments in annual financial statements and requires selected information about operating segments to be reported in interim financial reports issued to shareholders. Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires presentation of comparative information for prior periods presented. NewMil does not have any operating segments, as defined by SFAS 131, and therefore, has not disclosed the additional information.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:
                             Estimated     Gross      Gross
(dollars in thousands)        fair      unrealized  unrealized Amortized
                              value       gains       losses     cost
                              -----       -----       ------     ----
June 30, 1999
Mortgage backed securities    $70,106     $ -         $ 1,438    $71,544
Collateralized mortgage
  obligations                   1,264       -             121      1,385
                              -------     -------     -------    -------
  Total debt securities        71,370       -           1,559     72,929
Equity securities               2,765       -            -         2,765
                              -------     -------     -------    -------
 Total securities
  available-for-sale          $74,135     $ -         $ 1,559    $75,694
                              =======     =======     =======    =======

                             Estimated     Gross      Gross
(dollars in thousands)        fair      unrealized  unrealized Amortized
                              value       gains       losses     cost
                              -----       -----       ------     ----
June 30, 1998
U.S. Treasury and Government
 Agency obligations:
  Within 1 year               $ 18,330    $   98      $  -       $
18,232
  After 5 and within 10 years      993       -             7       1,000
Mortgage backed securities      87,796        46         390      88,140
Collateralized mortgage
  obligations                    2,447       -           163       2,610
                              --------    ------      ------    --------
  Total debt securities        109,566       144         560     109,982
Equity securities                2,525       -           -         2,525
                              --------    ------      ------    --------
 Total securities
  available-for-sale          $112,091    $  144      $  560    $112,507
                              ========    ======      ======    ========

Securities classified as held-to-maturity (carried at amortized cost)
were as follows:
(dollars in thousands)                     Gross       Gross    Estimated
                              Amortized  unrealized  unrealized   fair
                               cost(a)     gains       losses    value
                               -------     -----       ------    -----

June 30, 1999
Municipal bonds
 After 10 years                $10,558     $ -          $  866   $ 9,692
Mortgage backed securities      22,890        37           -      22,927
Collateralized mortgage
 obligations                    10,619        51           378    10,292
                               -------      ----        ------   -------
 Total securities
  held-to-maturity             $44,067      $ 88        $1,244   $42,911
                               =======      ====        ======   =======
June 30, 1998
Mortgage backed securities     $ 6,806      $ 99        $  -     $ 6,905
Collateralized mortgage
 obligations                    43,370       438           802    43,006
                               -------      ----          ----   -------
 Total securities
  held-to-maturity             $50,176      $537          $802   $49,911
                               =======      ====          ====   =======
(a)  Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Cash proceeds and realized gains and losses from sales of securities were as follows:
(dollars in thousands)                 Cash     Realized    Realized
                                     proceeds     gains      losses
                                     --------     -----      ------
Year ended June 30, 1999
Collateralized mortgage obligations  $20,933       $ -       $ 274
                                     =======       =====     =====
Year ended June 30, 1998
US Government Agency securities
  Available-for-sale                 $30,009       $  10     $ -
Mortgage backed securities
  Available-for-sale                   1,042          64       -
Collateralized mortgage obligations
  Available-for-sale                   5,868         -         242
  Held-to-maturity                     7,325         -         103
                                     -------       -----      ----
Total                                $44,244       $  74      $345
                                     =======       =====      ====
Year ended June 30, 1997
US Treasury securities
  Available-for-sale                 $10,222       $  2       $  1
Mortgage backed securities
  Available-for-sale                     348         17        -
Collateralized mortgage obligations
  Available-for-sale                  12,681          3         30
                                     -------       ----       ----
Total                                $23,251       $ 22       $ 31
                                     =======       ====       ====

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 was modified by SFAS 137 to make the standard effective for all fiscal years beginning after June 15, 2000 (July 1, 2000 for NewMil). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. NewMil does not presently have any derivative or hedging instruments. NewMil has not had any derivative or hedging instruments in the past three years.

In 1999 NewMil adopted the provisions of SFAS 133 and under this provision reclassified securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. NewMil realized a loss, net of taxes, of $162,000 on the transfer and sale of these securities. This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133. In past years these securities had experienced significant market price volatility. NewMil sold these securities to reduce it's exposure to market risk.

At September 30, 1998 these securities were carried in the held-to-maturity category at $1,091,000 below cost, with a related unrealized loss, net of taxes, in shareholders equity. The unrealized loss was generated as a result of having transferred them from available-for-sale to held-to-maturity at which time they were transferred at their then current market value, which was significantly below their amortized cost. The unrealized loss, at the date of transfer, was frozen and amortized as the related investments paid down.

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

At June 30, 1999 securities with a carrying value and market value aggregating approximately $786,000 and $746,000, respectively, were pledged as collateral against public funds.

NOTE 3 - LOANS

The composition of the loan portfolio was as follows:
     June 30, (in thousands)                        1999         1998
                                                    ----         ----
     Real estate mortgages
       One-four family residential                $128,371     $ 85,274
       Five or more family residential               6,152        5,500
       Commercial                                   37,456       34,878
       Land loans                                    2,410        3,571
     Commercial and industrial                      18,211       14,357
     Home equity lines of credit                    19,429       21,208
     Installment and other                           2,850        3,118
                                                  --------     --------
       Total loans, gross                          214,879      167,906
     Deferred loan origination fees and
       purchase premium, net                           146          (53)
     Allowance for loan losses                      (4,989)      (5,004)
                                                  --------     --------
       Total loans, net                           $210,036     $162,849
                                                  ========     ========
     Impaired loans at June 30 (in thousands)

       With no valuation allowance                   $ 453        $ 464
       With valuation allowance                        300          -
                                                     -----        -----
       Total impaired loans                            753          464
                                                     -----        -----
       Valuation allowance                             173          -
       Commitments to lend additional
         amounts to impaired borrowers                 -            -
       Average impaired loans                          627        1,034
       Amount of impaired loans based on:
         Discounted cash flows                         -            -
         Collateral values                             753          464

NewMil's loans consist primarily of residential and commercial real estate loans located principally in western Connecticut, NewMil's service area. NewMil offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the NewMil's loan portfolio and the recovery of a substantial portion of OREO is susceptible to changes in market conditions.

Changes in the allowance for loan losses were as follows:
   Year ended June 30, (in thousands)     1999      1998      1997
   Balance at beginning of year           $5,004    $5,452    $4,866
   Provision for losses                      100       250       400
   Charge-offs                              (176)     (706)     (124)
   Recoveries                                 61         8       310
                                          ------    ------    ------
   Balance at end of year                 $4,989    $5,004    $5,452
                                          ======    ======    ======

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:
     June 30, (in thousands)                          1999         1998
                                                      ----         ----
     Non-accrual loans                              $1,051       $  761
     Accruing loans past due
       90 days or more                                 185          628
     Accruing troubled debt
       restructured loans                              -            -
                                                    ------       ------
       Total non-performing loans                    1,236        1,389
                                                    ------       ------
     Real estate acquired in
       settlement of loans                             333          377
     Valuation reserve                                 -            (82)
                                                    ------       ------
       Total other real estate owned, net              333          295
                                                    ------       ------
       Total non-performing assets                  $1,569       $1,684
                                                    ======       ======

The reductions in interest income associated with non-accrual loans were as follows:
     Year ended June 30, (in thousands)          1999    1998    1997
                                                 ----    ----    ----
     Income in accordance with
       original terms                            $ 98    $ 77    $228
     Income recognized                             59      58      44
                                                 ----    ----    ----
     Reduction in interest income                $ 39    $ 19    $184
                                                 ====    ====    ====

NOTE 5 - BANK PREMISES AND EQUIPMENT

The components of NewMil's premises and equipment were as follows:
   June 30, (in thousands)                               1999     1998
                                                         ----     ----
   Land                                               $ 1,140  $ 1,140
   Buildings and improvements                           6,156    6,155
   Equipment                                            3,112    2,216
   Leasehold improvements                                 459      674
                                                      -------  -------
        Total cost                                     10,867   10,185
   Accumulated depreciation
        and amortization                               (4,629)  (4,061)
                                                      -------  -------
        Bank premises and equipment, net              $ 6,238  $ 6,124
                                                      =======  =======

NOTE 6 - BORROWINGS

NewMil's borrowings consist of advances from the Federal Home Loan Bank of Boston and repurchase agreements with major brokerage firms that are primary dealers in government securities. Advances from the Federal Home Loan Bank of Boston at June 30, were as follows:

     (in thousands)                           1999      1998      1997
                                              ----      ----      ----
     5.58% due July 2, 1997                $   -     $   -      $2,000
     5.57% due July 9, 1997                    -         -       2,000
     5.57% due July 18, 1997                   -         -       2,000
     5.57% due July 23, 1997                   -         -       2,000
     5.68% due March 3, 1999                   -      12,500       -
     5.80% due March 3, 2000                   -      10,000       -
     5.91% due March 5, 2001                 7,500     7,500       -
     6.02% due March 4, 2002                 5,000     5,000       -
     6.00% due March 3, 2003                 2,500     2,500       -
                                           -------   -------    ------
       Total                               $15,000   $37,500    $8,000
                                           =======   =======    ======

The following is an analysis of repurchase agreements:
     (dollars in thousands)                   1999     1998      1997
                                              ----     ----      ----
     Repurchase agreements
     Borrowings at June 30
       maturing 30 days or less             $  -     $  -      $5,000
     Average borrowings during year            -        493     6,713
     Maximum month-end borrowings              -      5,000    14,776
     Accrued interest expense at June 30       -        -          21
     Weighted average rate at June 30          -  %      - %     5.64%
     Weighted average rate during year         -       5.71      5.47
     Amount at risk by broker:
       Salomon Brothers                     $  -     $  -      $2,629
     Collateral at June 30
       Carrying amount                         -        -       7,606
       Market value                            -        -       7,585
       Accrued interest income                 -        -          44

NewMil has a pre-approved line of credit of up to 2% of total assets with the Federal Home Loan Bank of Boston ("FHLBB") under the FHLBB's IDEAL Way Line of Credit Program. These advances are one-day variable rate loans with automatic rollover. Under an agreement with the FHLBB NewMil is required to maintain qualified collateral, as defined in the FHLBB's Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. NewMil maintains qualified collateral in excess of the amount required to support the outstanding advances and the pre-approved line of credit at June 30, 1999.

During 1999 NewMil used the proceeds from the sale of securities to prepay $22.5 million of Federal Home Loan Bank fixed rate advances. NewMil incurred a gross prepayment fee of $147,000. The effect on the net income of this prepayment fee was $87,000, net of taxes, and has been reported in net income as an extraordinary item for this early extinguishment of debt.

NOTE 7 - INCOME TAXES

NewMil provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not. The components of the income tax provision were as follows:

     (in thousands)
     Year ended June 30,                         1999     1998     1997
                                                 ----     ----     ----
     Current provision (benefit)
       Federal                                 $1,498   $  888   $  896
       State                                      270      513      (26)
                                               ------   ------   ------
         Total                                  1,768    1,401      870
                                               ------   ------   ------
     Deferred provision
       Federal                                     93      690      641
       State                                      403       73      375
                                               ------   ------   ------
         Total                                    496      763    1,016
                                               ------   ------   ------
     Income tax provision                      $2,264   $2,164   $1,886
                                               ======   ======   ======

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

     Year ended June 30,                       1999    1998     1997
                                               ----    ----     ----
     Income tax at statutory
      federal tax rate                         34.0%   34.0%    34.0%
     Connecticut Corporation tax,
      net of federal tax benefit                8.4     7.5      5.1
     Other                                     (1.6)    0.5      2.9
                                              -----   -----    -----
      Effective income tax rates               40.8    42.0     42.0
                                              =====   =====    =====

The components of NewMil's net deferred tax asset were as follows:
  (in thousands)

  June 30, 1999                                   Federal   State
                                                  -------   -----
 Deferred tax assets
   Unrealized losses on securities
     available-for-sale and transferred
     to held-to-maturity                          $  584    $  146
   Capital loss carryforwards                        143        35
   Bad debt expense, book                          1,552       424
   Accrued pension expense                            22         6
   Deferred income                                    66        18
   Other                                             261        44
                                                  ------     -----
   Total deferred tax assets                       2,628       673
                                                  ------     -----
 Deferred tax liabilities
   Bad debt expense, tax                             564       154
   Deferred income                                   133        34
                                                  ------     -----
   Total deferred tax liabilities                    697       188
                                                  ------     -----
 Net deferred tax asset                            1,931       485
 Valuation reserve                                  (143)     (485)
                                                  ------     -----
   Net deferred tax asset                         $1,788     $  -
                                                  ======     =====
 June 30, 1998                                    Federal    State
                                                  -------    -----
 Deferred tax assets
   Unrealized losses on securities
     available-for-sale and transferred
     to held-to-maturity                          $  612    $  191
   Capital loss carryforwards                        143        35
   Bad debt expense, book                          1,540       475
   Losses on real estate acquired                     45        14
   Accrued pension expense                           151        47
   Deferred income                                    50        15
   Other                                             162        50
                                                  ------    ------
   Total deferred tax assets                       2,703       827
                                                  ------    ------
 Deferred tax liabilities
   Bad debt expense, tax                             638       197
   Deferred income                                    13         1
                                                  ------    ------
   Total deferred tax liabilities                    651       198
                                                  ------    ------
 Net deferred tax asset                            2,052       629
 Valuation reserve                                  (143)      (35)
                                                  ------    ------
   Net deferred tax asset                         $1,909     $ 594
                                                  ======    ======

The allocation of deferred tax expense involving items charged to current year income and items charged directly to shareholders' equity for the years ended June 30, are as follows:
  (in thousands)                                 Federal     State
                                                 -------     -----
  June 30, 1999
  Deferred tax expense allocated to:
   Shareholders' equity                            $  28     $ 191
   Income                                             93       403
                                                   -----     -----
  Total deferred tax expense                       $ 121     $ 594
                                                   =====     =====
  June 30, 1998
  Deferred tax expense allocated to:
   Shareholders' equity                            $ 122     $  68
   Income                                            690        73
                                                   -----     -----
  Total deferred tax expense                       $ 812     $ 141
                                                   =====     =====

NewMil will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. At June 30, 1999, NewMil recorded a valuation reserve of $143,000 and $485,000 against federal and state deferred tax assets, respectively, representing capital loss carryforwards which NewMil does not expect to utilize.

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

NewMil formed a PIC, NMSB Mortgage Company, and changed its tax year to a calendar year basis to take advantage of the Connecticut statute. Effective January 1, 1999 NewMil transferred mortgages into the PIC and income of the PIC and its dividends to NewMil became exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective tax rate became 34%, compared with an effective rate, during the first two quarters of the fiscal year, of 40.27% (prior to the deferred tax asset write-off, discussed below). The formation of the PIC required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years. Accordingly, NewMil's income tax provision for the year ended June 30, 1999 includes a charge of $266,000.

NOTE 8 - RETIREMENT PLANS

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefits by requiring additional information to facilitate financial analysis and eliminate certain disclosures that are considered no longer useful. SFAS 132 supersedes the disclosure requirements of SFAS Nos. 87, 88 and 106. This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. NewMil adopted SFAS 132 as of July 1, 1998.

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

 March 31, (in thousands)                           1999      1998
                                                    ----      ----
 Change in benefit obligation:
  Benefit obligation at
    beginning of year                             $5,875    $5,337
  Service cost                                        -         -
  Interest cost                                      359       314
  Plan participants' contributions                    -         -
  Actuarial gain                                     221       430
  Benefits paid                                     (215)     (206)
                                                  ------    ------
  Benefit obligation at
    end of year                                    6,240     5,875
                                                  ------    ------
 Change in plan assets:
  Fair value of plan assets at
    beginning of year                              7,821     6,145
  Actual return on plan assets                     1,017     1,882
  Employer contribution                               -         -
  Plan participant's contribution                     -         -
  Benefits paid                                     (215)     (206)
                                                  ------    ------
  Fair value of plan assets at
    end of year                                    8,623     7,821
                                                  ------    ------
  Funded status                                    2,383     1,946
  Unrecognized prior service cost                     -         -
  Unrecognized net actuarial (gain) loss          (2,405)   (2,147)
  Unrecognized transition (asset)
    obligation                                       -         -
                                                 -------   -------
  Accrued benefit cost                           $   (22)  $  (201)
                                                 =======   =======

     Year ended June 30, (in thousands)           1999    1998     1997
                                                  ----    ----     ----
     Weighted-average assumptions:
       Discount rate                              6.0%    6.0%     6.0%
       Expected return on plan assets             6.0%    6.0%     6.0%
     Components of net periodic cost:
       Interest cost                           $  359   $ 314    $ 295
       Expected return on plan assets            (462)   (362)    (332)
       Recognized net (gain) loss                 (75)    (32)     (27)
       Net amortization and deferral              -       -        -
                                               ------   -----    -----
         Net pension income                    $ (178)  $ (80)   $ (64)
                                               ======   =====    =====

No contributions were made to the Pension Plan in 1999, 1998 or 1997. NewMil has a supplemental pension plan which provides retirement benefits to a key employee who is not included in the Pension Plan.

NewMil has a 401(k) Savings Retirement Plan covering all eligible employees. Participants may contribute up to 15% of their compensation, subject to a maximum of $10,000 per year in 1999. NewMil contributes amounts equal to 50% of annual employee contributions up to 6% of participants' compensation. Employees are fully vested in NewMil's contributions after five years of service. NewMil contributed $79,196, $74,875 and $61,972 to the Plan in 1999, 1998 and 1997, respectively. This plan allows for NewMil to make non-contributory profit sharing contributions. No profit sharing contributions were made in 1999, 1998 or 1997.

NewMil provides post-retirement health benefits for current retirees and eligible employees. Post-retirement life insurance benefits are provided for employees that were eligible for retirement as of October 1, 1993 and current retirees. The cost of post-retirement health care benefits is shared by NewMil and the retiree, and benefits are based on deductible and coinsurance provisions. The post-retirement life insurance benefits are non-contributory, and benefits are based on a percentage of the base pay at retirement. Effective October 1, 1993 NewMil suspended certain post-retirement benefits and introduced a co-pay provision for new employees hired on or after October 1, 1993. NewMil does not advance-fund its post-retirement health care and life insurance benefit plan. Post-retirement expense for 1999, 1998 and 1997 was $60,000, $50,000 and $60,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank was classified, as of its most recent notification, as "well capitalized". At June 30, 1999, the Bank's actual regulatory capital position as compared to both the capital position as defined "For Capital Adequacy Purposes" and "To Be Well Capitalized Under Prompt Corrective Action Provisions" is as follows:

                                                      For Capital
(dollars in thousands)            Actual            Adequacy Purposes
                              Amount   Ratio        Amount      Ratio
                              ------   -----        ------      -----
As of June 30, 1999
  Tier one leverage          $34,268   9.53%   >    $14,381  >  4.00%
                                               -             -
  Tier one risk-based         34,268  18.13    >      7,319  >  4.00
                                               -             -
  Total risk-based            36,662  19.40    >     14,639  >  8.00
                                               -             -
As of June 30, 1998
  Tier one leverage           34,463   9.24    >     14,917  >  4.00
                                               -             -
  Tier one risk-based         34,463  20.48    >      6,731  >  4.00
                                               -             -
  Total risk-based            36,602  21.75    >     13,463  >  8.00
                                               -             -
                                                  To Be Well Capitalized
                                                Under Prompt Corrective
                                                   Action Provisions
                                                     Amount    Ratio
                                                     ------    -----
As of June 30, 1999
  Tier one leverage                            >    $17,977 >  5.00%
                                               -            -
  Tier one risk-based                          >     10,979 >  6.00
                                               -            -
  Total risk-based                             >     18,298 > 10.00
                                               -            -
As of June 30, 1998
  Tier one leverage                            >     18,648 >  5.00
                                               -            -
  Tier one risk-based                          >     10,097 >  6.00
                                               -            -
  Total risk-based                             >     16,829 > 10.00
                                               -            -


Restrictions on Subsidiary's Dividends and Payments
---------------------------------------------------
NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at June 30, 1999 is $1,064,000. In some instances, further restrictions on dividends may be imposed on NewMil by the FRB.

In July 1996 NewMil announced its intention to repurchase up to 10% of its outstanding common stock in the open market and unsolicited negotiated transactions, including block purchases. In April and July 1999 NewMil announced its intention to buy additional shares of 100,000 and 50,000, respectively, under the same conditions. The purpose of the repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes. During 1999 NewMil repurchased 184,500 shares, or 4.5%, of its outstanding shares of common stock. As of June 30, 1999 NewMil had repurchased 406,989 shares of its outstanding common stock, under the July 1996 plan, and 71,811 shares of its outstanding common stock, under the April 1999 plan. This represents 94.4% of the total planned repurchases with total consideration of $5,012,000 being paid.

NOTE 10 - COMPREHENSIVE INCOME

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

The components of comprehensive income are as follows:
                                                 Years ended
                                                    June 30,
(in thousands)                                    1999     1998     1997
                                                  ----     ----     ----
Comprehensive income
  Net income                                    $3,032   $2,989   $2,602
  Net unrealized gains on securities
    during period                                   73      284      277
                                                ------   ------   ------
Comprehensive income                            $3,105   $3,273   $2,879
                                                ======   ======   ======

The components of other comprehensive income, and related tax effects are as follows:
                                                                  <c
(in thousands)                           Before       Tax       Net of
                                          tax      (expense)      tax
                                         amount     benefit     amount
                                         ------     -------     ------
Year ended June 30, 1999
Net unrealized losses on securities
  available-for-sale arising
  during the period                      $(1,417)    $ 524      $(893)
Reclassification adjustment for
  realized loss included in net income       274      (112)       162
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-maturity
  and subsequently sold (Note 2)           1,030      (412)       618
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   405      (150)       255
Impact of change in effective
  tax rate                                   -         (69)       (69)
                                         --------     ----       ----
Net unrealized gains on
  securities during period               $   292     $(219)      $ 73
                                         =======     =====       ====
Year ended June 30, 1998
Net unrealized gains on securities
  available-for-sale arising
  during the period                         $386     $(154)      $232
Reclassification adjustment for
  realized loss included in net income      (271)      108       (163)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   358      (143)       215
                                            ----     -----       ----
Net unrealized gains on
  securities during period                  $473     $(189)      $284
                                            ====     =====       ====
Year ended June 30, 1997
Net unrealized gains on securities
  available-for-sale arising
  during the period                         $329     $(131)      $198
Reclassification adjustment for
  realized loss included in net income        (9)        3         (6)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   142       (57)        85
                                            ----     -----       ----
Net unrealized gains on
  securities during period                  $462     $(185)      $277
                                            ====     =====       ====

NOTE 11 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Year ended June 30, (in thousands)                1999      1998
                                                  ----      ----
Balance, beginning of year                       $ 615     $ 583
Advances                                           160        70
Repayments                                        (219)      (76)
Change in related party status (Note 1)             -         38
                                                 -----     -----
Balance, end of year                             $ 556     $ 615
                                                 =====     =====

Note 1. Adjustment to exclude loans outstanding to persons who are no longer considered related parties, as well as to add loans previously outstanding to persons who became related parties during the year.

NOTE 12 - STOCK OPTIONS

NewMil's 1986 Stock Option and Incentive Plan ("1986 Plan") authorizes the granting of both incentive and non-incentive options and stock appreciation rights (SARs) to officers and other key employees by the Salary and Benefits Committee of the Board. The 1986 Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price not less than 85% of the fair market value of NewMil's stock on the date of the grant. The options are fully vested at the time of the grant. Changes in outstanding stock option and SARS were as follows:

                           Number of     Weighted average
                            options      exercise price
                            -------      --------------
June 30, 1996 (Note 1)      378,620       $4.968
  Granted                       -
  Exercised                    (750)       3.833
  Lapsed (Note 1)            (8,334)      10.945
                            -------
June 30, 1997               369,536        4.835
  Granted                       -
  Exercised                 (52,701)       5.362
  Lapsed                     (1,084)       6.726
                            -------
June 30, 1998               315,751        4.953
  Granted                    25,000       12.438
  Exercised                 (14,400)       5.362
  Lapsed                        -
                            -------
June 30, 1999               326,351        5.562
                            =======

Note 1. Includes 8,000 options with SARs.

All stock options outstanding as of June 30, 1999 were exercisable. As of June 30, 1999 options to purchase 76,548 shares of Common Stock were available to be granted under the 1986 Stock Option and Incentive Plan.

NewMil's 1992 Stock Option Plan for Outside Directors ("1992 Plan") provides for automatic grants of options to non-employee directors who were participants on the effective date of the plan and were reelected as non-employee directors. At the annual meeting in 1995 the plan was amended so that all non-employee directors would be granted 2,000 options at June 30th of each subsequent year. The 1992 Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price of not less than the fair market value (average of the bid and ask price) of NewMil's stock on the date of the grant. The options are fully vested at the time of the grant. Changes in outstanding stock options were as follows:

                           Number of     Weighted average
                            Options      exercise price
                            -------      --------------
   June 30, 1996             84,000       $4.000
   Granted                   12,000       11.188
   Lapsed                       -          -
                            -------
   June 30, 1997             96,000        4.898
   Granted                   17,000       12.783
   Lapsed                       -          -
                            -------
   June 30, 1998            113,000        6.085
   Granted                   14,000       11.031
   Lapsed                       -          -
                            -------
   June 30, 1999            127,000        5.414
                            =======

All stock options outstanding as of June 30, 1999 were exercisable. As of June 30, 1999 options to purchase 3,000 shares of Common Stock were available to be granted under the 1992 Stock Option Plan for Outside Directors.

The following table summarizes information about NewMil's Employee and
Director Stock Option Plans, as of June 30, 1999:
                           Number of       Weighted
                            options        average         Weighted
       Range of          outstanding       remaining      average
       exercise              and          contractual     exercise
         price            exercisable        life           price
        -------           -----------        ----           -----
       $ 3.00 - $ 5.99       244,550          4.0          $ 3.74
         6.00 -   8.99       140,801          6.1            6.57
         9.00 -  11.99        26,000          9.1           11.10
        12.00 -  12.84        42,000          9.0           12.58
                             -------        -----          ------
                             453,351         5.42          $ 5.86
                             =======        =====          ======

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

                                  Net income         Earnings per
Year ended June 30,              (in thousands)      share, diluted
                                 --------------      --------------
1999
  As reported                          $3,032                $0.76
  Pro forma                             2,918                 0.73

1998
  As reported                          $2,989                $0.74
  Pro forma                             2,938                 0.72

1997
  As reported                          $2,602                $0.63
  Pro forma                             2,567                 0.62

The fair value of each option grant was estimated on the date of grant using the Roll-Geske Model for pricing American call options with dividends, with the following weighted average assumptions used for grants:

                                        1999        1998      1997
                                        ----        ----      ----
Dividend yield                          2.35%       1.54%     1.61%
Expected volatility                    28.59       30.00     30.00
Risk-free interest rate                 5.89        5.37      6.49
Expected lives, years                     10          10        10
Fair value of options
  granted during year                  $4.43       $5.06     $4.90

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit which are not reflected in the accompanying financial statements. At June 30, 1999 NewMil had commitments under outstanding construction mortgages of $2,697,000, unused lines of credit of $23,879,000 and outstanding commitments to fund loans of $6,104,000. At June 30, 1998 NewMil had commitments under outstanding construction mortgages of $1,501,000, unused lines of credit of $19,268,000 and outstanding commitments to fund loans of $7,254,000. NewMil does not anticipate any material losses as a result of these transactions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. NewMil's exposure to credit loss in the event of non-performance by the other party to the commitment is represented by the contractual amount of the instrument. The exposure to credit loss is limited by evaluating the customer's credit worthiness on a case-by-case basis and by obtaining collateral if deemed necessary. Collateral held generally includes residential and commercial properties. NewMil generally requires an initial loan to value ratio of no greater than 80% when real estate collateralizes a loan commitment.

NewMil and its subsidiaries are defendants in proceedings arising out of, and incidental to, activities conducted in the normal course of business. In the opinion of management, resolutions of these matters will not have a material effect on NewMil's financial condition, results of operations or cash flows.

NewMil leases facilities under operating leases which expire at various dates through 2004. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by NewMil. Rent expense totaled $253,234, $232,240 and $167,041 for 1999, 1998 and 1997,
respectively. Future minimum lease payments at June 30, 1999 are as follows:

               2000                         $250,425
               2001                          224,386
               2002                          211,953
               2003                          153,609
               2004                          150,276
               After 2004                     96,238
                                          ----------
                                          $1,086,887
                                          ==========

NOTE 14 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires NewMil to disclose fair value information for certain of its financial instruments, including loans, securities, deposits, borrowings and other such instruments. Quoted market prices are not available for a significant portion of NewMil's financial instruments and, as a result, the fair values presented may not be indicative of net realizable or liquidation values. Fair values are estimates derived using present value or other valuation techniques and are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics, and other factors. In addition, fair value estimates are based on market conditions and information about the financial instrument at a specific point in time. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Such items include mortgage servicing, core deposit intangibles and other customer relationships, premises and equipment, foreclosed real estate and income taxes. In addition, the tax ramifications relating to the realization of the unrealized gains and losses may have a significant effect on fair value estimates and have not been considered in the estimates.

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

Securities: Fair value of securities available-for-sale and held-for-sale were determined by secondary market and independent broker quotations.

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

Borrowings: The fair value for borrowings was estimated by discounting cash flows using rates currently offered by lenders for borrowings of similar remaining maturities.

The carrying values and estimated fair values of NewMil's financial instruments are as follows:
June 30,                            1999                   1998
                            --------------------    -------------------
(dollars in thousands)                 Estimated              Estimated
                             Carrying    fair       Carrying    fair
                               value     value        value     value
                               -----     -----        -----     -----
Financial Assets
 Cash and due from banks       $  9,719  $  9,719     $  5,342  $ 5,342
 Federal funds sold               3,167     3,167       25,134   25,134
 Securities available for sale   74,135    74,135      112,091  112,091
 Securities held to maturity     44,067    42,911       50,176   49,911
 Loans                          214,879   212,488      167,906  169,692
 Allowance for loan losses       (4,989)      -         (5,004)     -
 Deferred loan origination
  fees and purchase premium, net    146       -            (53)     -
                                -------   -------      -------  -------
 Loans, net                     210,036   212,488      162,849  169,692
 Accrued interest receivable      2,190     2,190        2,259    2,259
Financial Liabilities
 Deposits
  Demand (non-interest bearing)$ 18,622  $ 18,622     $ 14,520 $ 14,520
  NOW accounts                   34,660    34,660       30,202   30,202
  Money market                   71,252    71,252       65,257   65,257
  Savings and other              49,443    49,443       45,180   45,180
  Certificates of deposit       126,146   126,971      138,718  139,385
                                -------   -------      -------  -------
   Total deposits               300,123   300,948      293,877  294,544
 FHLB advances                   15,000    14,855       37,500   37,988
 Accrued interest payable           133       133          233      233

NOTE 15 - NEWMIL BANCORP, INC. (parent company only) FINANCIAL INFORMATION

The unconsolidated balance sheets of NewMil Bancorp, Inc. at June 30, and its statements of income and cash flows for each of the years ended June 30, are presented as follows:

Balance Sheets
June 30, (in thousands)                      1999       1998
                                             ----       ----
Assets
  Due from bank                           $   329    $    75
  Investment in New Milford
    Savings Bank                           32,171     32,454
  Other assets                                673        891
                                          -------    -------
    Total Assets                          $33,173    $33,420
                                          =======    =======
Liabilities and Shareholders'
  Equity
  Liabilities                             $    38    $    11
  Shareholders' equity                     33,135     33,409
                                          -------    -------
    Total Liabilities and
      Shareholders' Equity                $33,173    $33,420
                                          =======    =======
Statements of Income
Years ended June 30, (in thousands)      1999      1998      1997
                                         ----      ----      ----
Fee income                             $  100    $  -      $  -
Dividends from subsidiary               3,682     1,155     2,919
Expenses                                  175       163       166
                                       ------    ------    ------
Income before taxes and
 undistributed net income
 of subsidiary                          3,607       992     2,753
Income tax benefit                        -         -         -
                                       ------    ------    ------
Income before equity in
 undistributed net income
 of subsidiary                          3,607       992     2,753
Equity in undistributed
 (equity distributed in
 excess of) net income
 of subsidiary                           (575)    1,997      (151)
                                       ------    ------    ------
Net income                             $3,032    $2,989    $2,602
                                       ======    ======    ======
Statements of Cash Flows
Years ended June 30, (in thousands)     1999      1998      1997
                                        ----      ----      ----
Net income                            $ 3,032   $ 2,989   $ 2,602
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Equity in undistributed
    (equity distributed in
    excess of) net income
    of subsidiary                         575    (1,997)      151
   Other                                   26       (26)       34
                                      -------   -------   -------
    Net cash provided by
    operating activities                3,633       966     2,787
                                      -------   -------   -------
Financing Activities:
 Cash dividends paid                   (1,328)   (1,153)     (918)
 Proceeds from Treasury Stock issued      -          50       -
 Treasury stock purchased              (2,110)     (765)   (2,137)
 Proceeds from exercise of
   stock options                           59       285         3
                                      -------   -------   -------
    Net cash used by
    financing activities               (3,379)   (1,583)   (3,052)
                                      -------   -------   -------
(Decrease) increase in cash
 and cash equivalents                     254      (617)     (265)
Cash and cash equivalents,
 beginning of year                         75       692       957
                                      -------   -------   -------
Cash and cash equivalents,
 end of year                          $   329   $    75   $   692
                                      =======   =======   =======

NOTE 16 - QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for 1999 and 1998 is as follows (in thousands except ratios and per share amounts):
                                          Year ended June 30, 1999
                                  June 30,   Mar 31,   Dec 31,  Sept 30,
                                  --------   -------   -------  --------
Statement of Income
Interest and dividend
  income                          $5,867     $5,944    $6,148   $6,497
Interest expense                   2,664      2,716     3,112    3,315
Net interest income                3,203      3,228     3,036    3,182
Provision for loan losses             25         25        25       25
Non-interest income:
  Securities gains (losses), net      -         -         -        -
  Gains on sales of
    loans, net                        96        161       152      138
  Service fees and other             382        360       394      409
  Gain on sale of OREO                -         478       754      110
  Gain on sale of
    non-performing loan               -          -         -        -
Non-interest expense               2,241      2,856     2,869    2,472
Income before income taxes         1,415      1,346     1,442    1,342
Income tax provision                 388        466       870      540
Income before effect of accounting
  change and extraordinary item    1,027        880       572      802
Effect of change in accounting
  principal, net of taxes             -          -       (162)      -
Extraordinary item, net of taxes      -          -        (87)      -
Net income                         1,027        880       323      802
Financial Condition
Total assets                    $352,117   $358,279  $357,764 $369,777
Loans, net                       210,036    206,165   189,862  169,668
Allowance for loan losses          4,989      5,100     5,068    5,005
Securities                       118,202    116,484   135,923  167,005
Deposits                         300,123    305,188   305,381  295,323
Borrowings                        15,000     15,000    15,000   37,500
Shareholders' equity              33,135     34,542    34,856   34,574
Non-performing assets              1,569      1,792     1,672    2,781
Per Share Data
Earnings, diluted                  $0.27      $0.22     $0.21    $0.20
Cash dividends                      0.09       0.09      0.08     0.08
Book value                          9.04       9.15      9.09     9.04
Market price: (a)
  High                            11.750     13.000    14.000   13.500
  Low                              9.500     11.000    11.000   10.000
Statistical Data
Net interest margin                 3.77%      3.80%     3.45%    3.54%
Efficiency ratio                   60.88      67.57     66.17    63.34
Return on average assets            1.16       0.99      0.35     0.87
Return on average
  shareholders' equity             12.16      10.15      3.72     9.43
Weighted average equivalent
  shares outstanding,
  diluted                          3,874       3,998    4,030    4,031
Statement of Income
Interest and dividend
  income                          $6,442      $6,352   $5,969   $5,892
Interest expense                   3,311       3,194    2,865    2,826
Net interest income                3,131       3,158    3,104    3,066
Provision for loan losses             50          50       50      100
Non-interest income:
  Securities gains (losses), net      -           10     (258)     (23)
  Gains on sales of
    loans, net                       244          89       82       65
  Service fees and other             406         361      380      371
  Gain on sale of
    non-performing loan              778          -        -        -
Non-interest expense               3,072       2,275    2,042    2,172
Income before income taxes         1,437       1,293    1,216    1,207
Income tax provision                 604         543      511      506
Net income                           833         750      705      701
Financial Condition
Total assets                    $367,569    $370,276 $355,526 $317,407
Loans, net                       162,849     169,206  165,684  164,561
Allowance for loan losses          5,004       4,998    5,546    5,544
Securities                       162,267     181,527  166,343  121,888
Deposits                         293,877     289,335  285,516  278,328
Borrowings                        37,500      44,500   34,000    4,000
Shareholders' equity              33,409      32,989   33,143   32,295
Non-performing assets              1,684       2,321    3,212    4,325
Per Share Data
Earnings, diluted                  $0.21       $0.18    $0.17    $0.17
Cash dividends                      0.08        0.08     0.08     0.06
Book value                          8.71        8.59     8.54     8.42
Market price: (a)
  High                            14.625      14.000   14.500   14.250
  Low                             12.750      12.500   12.188   10.875
Statistical Data
Net interest margin                 3.52%       3.67%    3.95%    3.97%
Efficiency ratio                   67.38       62.88    61.73    62.43
Return on average assets            0.91        0.85     0.87     0.88
Return on average
  shareholders' equity              9.94        8.98     8.56     8.67
Weighted average equivalent
  shares outstanding,
  diluted                          4,053       4,065    4,061    4,067

NewMil Bancorp, Inc.'s Common Stock, par value $.50 per share ("Common
Stock") trades on the Nasdaq National Market tier of The Nasdaq Stock
Market under the symbol: NMSB. As of August 27, 1999, there were 1,535 shareholders of record of the Company's Common Stock.
(a) The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosures between NewMil and its independent accountants for which a Form 8-K was required to be filed during the two most recent fiscal years or for the period from June 30, 1999 to the date hereof.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears on pages 5 through 7 of NewMil's Proxy Statement dated September 27, 1999 for the 1999 Annual Meeting of Shareholders, under the captions "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.

Item 11.  EXECUTIVE COMPENSATION

The information required by this item appears on pages 7 through 14 of NewMil's Proxy Statement dated September 27, 1999 for the 1999 Annual Meeting of Shareholders, under the captions: "Executive Compensation"; "Employee Benefit Plans"; "Report of the Board on Executive Compensation"; and "Performance Graph". Such information is incorporated herein by reference and made a part hereof.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears on pages 5 through 7 of NewMil's Proxy Statement dated September 27, 1999 for the 1999 Annual Meeting of Shareholders, under the caption "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears on page 14 of NewMil's Proxy Statement dated September 27, 1999 for the 1999 Annual Meeting of Shareholders, under the caption "Transactions with Management and Others". Such information is incorporated herein by reference and made a part hereof.

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

Exhibit No.    Description

3.1 Certificate of Incorporation of NewMil (incorporated by reference to Exhibit 3.1 to NewMil's Registration Statement on Form S-4 (No. 33-10693) filed on December 9,
               1986)
3.1.1 Amendment to Certificate of Incorporation of NewMil increasing authorized shares of common stock from 6,000,000 to 20,000,000 (incorporated by reference to the Registrant's 1994 Proxy Statement dated September 23, 1994, page A-1).
3.2 Bylaws of NewMil (incorporated by reference to Exhibit 3.2 to NewMil's Registration Statement on
               Form S-4 (No. 33-10693) filed on December 9, 1986)
4.1 Instruments Defining Rights of Security Holders (Included in Exhibits 3.1 and 3.2)
10.1 The New Milford Savings Bank 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-4
               (No. 33-10693) filed on December 9, 1986)
10.2 The New Milford Savings Bank 1986 Stock Option and Incentive Plan Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (incorporated by reference to the Registrant's 1988 Form 10-K).
10.3 1992 Stock Option Plan For Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's 1992 Proxy Statement dated September 22, 1992, pages 17 through 20).
10.5 Rights Agreement between NewMil Bancorp, Inc. and American Stock Transfer and Trust Company as Rights Agent dated as of July 19, 1994 concerning NewMil Bancorp's shareholder rights plan of same date (incorporated by reference to the Registrant's 1994 Form 10-K).
10.6 The NewMil Bancorp, Inc. Amended and Restated 1986 Stock Option and Incentive Plan (incorporated by reference to the Registrant's 1995 Proxy Statement dated September 20, 1995, pages A-1 to A-11).
10.7 Employment agreement between New Milford Savings Bank and its President and CEO, Francis J. Wiatr, as of March 31, 1994 (incorporated by reference to the Registrant's 1995 Form 10-K).
10.8 Dividend reinvestment plan for NewMil Bancorp's shareholders (incorporated by reference to the Registrant's 1996 Form 10-K).
10.9 Change in control agreements between New Milford Savings Bank and management (Messrs. Grant, McMahon and Shannon; Ms. Farrell)(incorporated by reference to the Registrant's 1996 Form 10-K).
10.10 The Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's 1995 Proxy Statement dated September 20, 1995, pages B-1 to B-4).
10.12 The Amended 1986 Stock Option and Incentive Plan (extending term until 2005 and increasing shares to 525,000), approved by shareholders October 1997.
10.13 First and Second Amendments to Employment Agreement of Francis J. Wiatr, as of August 1998.
10.14          Amendment to Bylaws of NewMil.
11.1           Statement regarding Computation of Net Income Per Common
               Share.
23.0           Consent of PricewaterhouseCoopers LLP.
20.1 Proxy Statement dated September 27, 1999 for the Annual Meeting of Shareholders, of NewMil Bancorp, Inc.
21.1           Subsidiaries of the Registrant.

(d)  Financial Statement Schedules
     -----------------------------

No financial statement schedules are required to be filed as Exhibits pursuant to Item 14(d).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     NEWMIL BANCORP, INC.
     /s/ Francis J. Wiatr
     Francis J. Wiatr
     Chairman of the Board, President
     and Chief Executive Officer
     September 16, 1999

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.

/s/ Willis H. Barton, Jr.
Willis H. Barton, Jr.
Director
September 16, 1999

/s/ Herbert E. Bullock
Herbert E. Bullock
Director
September 16, 1999

/s/ Joseph Carlson II
Joseph Carlson II
Director
September 16, 1999

/s/ Laurie G. Gonthier
Laurie G. Gonthier
Director
September 16, 1999

/s/ Dr. John V. Haxo
Dr. John V. Haxo
Director
September 16, 1999

/s/ Robert J. McCarthy
Robert J. McCarthy
Director
September 16, 1999

/s/ Betty F. Pacocha
Betty F Pacocha
Director and Secretary
September 16, 1999

/s/ Suzanne L. Powers
Suzanne L. Powers
Director
September 16, 1999

/s/ Francis J. Wiatr
Francis J. Wiatr
Chairman of the Board, President
and Chief Executive Officer
September 16, 1999

/s/ Mary C. Williams
Mary C. Williams
Director
September 16, 1999

/s/ B. Ian McMahon
B. Ian McMahon
Chief Financial Officer
and Chief Accounting Officer
September 16, 1999