Form 10-Q
period 1999-09-30
NEWMIL BANCORP INC
filed 1999-11-15
CIK 807524

Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended
                        September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of September
30, 1999 is 3,678,113.














               NEWMIL BANCORP, INC. and SUBSIDIARY

                        TABLE OF CONTENTS


                                                             Page

                  PART I  FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Balance Sheets as of
       September 30, 1999 and June 30, 1999                     3

       Consolidated Statements of Income
       for the three month periods
       ended September 30, 1999 and 1998                        4

       Consolidated Statements of Changes in
       Shareholders' Equity for the three month
       periods ended September 30, 1999 and 1998                5

       Consolidated Statements of Cash Flows
       for the three month periods ended
       September 30, 1999 and 1998                              6

       Notes to Consolidated Financial Statements               7

Item 2 Management's Discussion and Analysis
       of Financial Condition and Results of Operations        12

Item 3 Quantitative and Qualitative Disclosures
       about Market Risk                                       20


                    PART II  OTHER INFORMATION

Item 1 Legal Proceedings                                       21

Item 4 Submission of matters to a vote of
       security holders                                        21

Item 5 Other information                                       21

Item 6 Exhibits and Reports on Form 8-K                        21









NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                          September 30,  June 30,
                                              1999         1999
                                              ----         ----
                                           (unaudited)
ASSETS
Cash and due from banks                    $  5,907    $  9,719
Federal funds sold                            3,233       3,167
                                           --------    --------
 Total cash and cash equivalents              9,140      12,886
Securities:
 Available-for-sale at market                60,830      74,135
 Held-to-maturity at amortized cost
  (market value: $42,529 and $42,911)        43,906      44,067
Loans (net of allowance for
 loan losses: $5,001 and $4,989)            213,561     210,036
Other real estate owned                         377         333
Bank premises and equipment, net              6,142       6,238
Accrued income                                2,025       2,190
Deferred tax asset, net                       1,776       1,788
Other assets                                    626         444
                                           --------    --------
    Total Assets                           $338,383    $352,117
                                           ========    ========
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)             $ 17,977    $ 18,622
 NOW accounts                                33,798      34,660
 Money market                                71,224      71,252
 Savings and other                           48,191      49,443
 Certificates of deposit                    124,218     126,146
                                           --------    --------
    Total deposits                          295,408     300,123
Federal Home Loan Bank advances               7,500      15,000
Accrued interest and other liabilities        1,909       3,859
                                           --------    --------
    Total Liabilities                       304,817     318,982
                                           --------    --------
Commitments and contingencies                   -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,990,138 shares                   2,995       2,995
 Paid-in capital                             43,365      43,773
 Retained earnings                           11,267      10,637
 Accumulated other comprehensive income      (1,109)     (1,132)
 Treasury stock, at cost - 2,312,025
  and 2,325,924 shares                      (22,952)    (23,138)
                                            -------     -------
    Total Shareholders' Equity               33,566      33,135
                                            -------     -------
    Total Liabilities and
        Shareholders' Equity               $338,383    $352,117
                                           ========    ========




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)
                                       Three months ended
                                          September 30
                                         1999     1998
                                         ----     ----
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                $4,144  $3,658
 Interest on securities                     1,752   2,415
 Dividend income                               35      44
 Interest on federal funds sold                28     380
                                           ------  ------
  Total interest and dividend income        5,959   6,497
                                           ------  ------

INTEREST EXPENSE
 Deposits                                   2,381   2,757
 Borrowed funds                               192     558
                                           ------  ------
  Total interest expense                    2,573   3,315
                                           ------  ------

Net interest and dividend income            3,386   3,182
                                           ------  ------
PROVISION FOR LOAN LOSSES                    (520)     25
                                           ------  ------
Net interest and dividend
 income after provision
  for loan losses                           3,906   3,157
                                           ------  ------
NON-INTEREST INCOME
 Service charges on deposit accounts          328     307
 Gain on sale of branch                        75      -
 Gains on sales of mortgage loans, net         54     138
 Securities losses, net                      (109)     -
 Gains on sales of OREO                        -      110
 Loan servicing fees                           17      22
 Other                                         80      80
                                           ------  ------
  Total non-interest income                   445     657
                                           ------  ------
NON-INTEREST EXPENSE
 Salaries                                   1,216   1,136
 Employee benefits                            311     292
 Occupancy                                    238     197
 Equipment                                    212     214
 Insurance                                     28      26
 Professional, collection and
  OREO expense                                256      60
 Other                                        584     547
                                           ------  ------
  Total non-interest expense                2,845   2,472
                                           ------  ------
Income before income taxes                  1,506   1,342
Provision for income taxes                    504     540
                                           ------  ------
NET INCOME                                 $1,002  $  802
                                           ======  ======

Diluted earnings per share                   $0.26   $0.20
                                             =====   =====
Basic earnings per share                     $0.27   $0.21
                                             =====   =====
Dividends per share                          $0.10   $0.08
                                             =====   =====





NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                Common     Paid-in     Retained
                                Stock      capital     earnings
                                ------     -------     --------
Balances at
 June 30, 1998                  $2,995     $43,881     $8,933

Net income                        -           -           802
Change in net
 unrealized gains
 (losses) on securities,
 net of taxes                     -           -           -
Total comprehensive income

Cash dividends paid               -           -           (306)
Proceeds from exercise
 of stock options                 -            (58)       -
Acquisition of
 treasury stock                   -           -           -
   Balances at                  ------     -------      ------
 September 30, 1998             $2,995     $43,823      $9,429
                                ======     =======      ======

Balances at
 June 30, 1999                  $2,995     $43,773     $10,637

Net income                        -           -          1,002
Change in net
 unrealized gains
 (losses) on securities,
 net of taxes                     -           -           -
Total comprehensive income

Cash dividends paid               -           -           (372)
Proceeds from
 exercise of stock
 options                          -           (408)       -
Acquisition of
 treasury stock                   -           -           -
   Balances at                  ------     -------     -------
 September 30, 1999             $2,995     $43,365     $11,267
                                ======     =======     =======

                                          Accumulated
                                             other
                                         comprehensive
                                             income           Total
                              Treasury     Unrealized     shareholders'
                               stock     gains (losses)      equity
                              --------   --------------   -------------
Balances at
 June 30, 1998               $(21,195)       $(1,205)       $33,409

Net income                       -              -               802
Change in net
 unrealized gains
 (losses) on securities,
 net of taxes                    -               700            700
                                                             ------
Total comprehensive income                                    1,502
                                                             ------
Cash dividends paid               -             -              (306)
Proceeds from exercise
 of stock options                  80           -                22
Acquisition of
 treasury stock                   (53)          -               (53)
   Balances at               ---------       --------       -------
 September 30, 1998          $(21,168)       $  (505)       $34,574
                             =========       ========       =======

Balances at
 June 30, 1999               $(23,138)       $(1,132)       $33,135

Net income                       -              -             1,002
Change in net
 unrealized gains
 (losses) on securities,
 net of  taxes                   -                23             23
                                                             ------
Total comprehensive income                                    1,025
                                                             ------
Cash dividends paid              -              -              (372)
Proceeds from
 exercise of stock
 options                          715           -               307
Acquisition of
 treasury stock                  (529)          -              (529)
   Balances at               --------        -------        -------
 September 30, 1999          $(22,952)       $(1,109)       $33,566
                             ========        =======        =======




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                    Three months ended
(unaudited)                                           September 30,
                                                     1999       1998
                                                     ----       ----
Operating Activities
  Net income                                         $1,002    $  802
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loan losses                          (520)       25
    Provision for depreciation and amortization         184       175
    Decrease in deferred income tax asset                 8        43
    Amortization and accretion of securities
      premiums and discounts, net                       100       175
    Securities losses, net                              109       -
    Realized gains on loan sales, net                   (54)     (138)
    Realized gains on OREO sales, net                   -        (110)
    OREO Provision                                      -         (18)
    Decrease (increase) in accrued income               162      (182)
    Decrease in accrued interest expense
      and other liabilities                          (2,372)     (402)
    Increase in other assets, net                      (187)     (155)
                                                     ------    ------
      Net cash (used) provided by
      operating activities                           (1,568)      215
                                                     -------   ------
Investing Activities
  Proceeds from sales of mortgage backed securities
   available-for-sale                                 8,411       -
  Proceeds from maturities and principal
   repayments of securities                           1,110     6,002
  Purchases of securities held-to-maturity              -      (2,025)
  Purchases of mortgage backed securities
   available-for-sale                                (2,034)  (15,598)
  Principal collected on mortgage backed securities   5,804     7,876
  Loan repayments, net                                  895       754
  Loans purchased for portfolio                      (3,864)   (7,510)
  Proceeds from sales of OREO                           -         261
  Payments to improve OREO                              (26)      (99)
  Purchases of Bank premises
   and equipment, net                                   (88)     (700)
                                                    -------   -------
      Net cash provided (used) by
       investing activities                          10,208   (11,039)
                                                    -------   -------
Financing Activities
  Net (decrease) increase in deposits               $(4,710)  $ 1,445
  Net repayments from FHLB advances                  (7,500)      -
  Cash dividends paid                                  (372)     (307)
  Treasury stock purchased                             (529)      (53)
  Treasury Stock reissued                               417       -
  Proceeds from exercise of stock options               306        22
                                                    -------   -------
      Net cash (used) provided by
      financing activities                          (12,386)    1,107
                                                    -------   -------
      Decrease in cash and cash equivalents          (3,746)   (9,717)
Cash and federal funds sold, beginning of year       12,886    30,476
                                                    -------   -------
Cash and federal funds sold, end of period          $ 9,140   $20,759
                                                    =======   =======
Cash paid during period
  Interest to depositors                            $ 2,372   $ 2,759
  Interest on borrowings                                219       558
  Income taxes                                          567       790
Non-cash transfers
  From loans to OREO                                     18        60





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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the year ended June 30, 1999.

NOTE 2 - SECURITIES


Securities classified available-for-sale (carried at fair value) were as follows:

(dollars in thousands)              Estimated       Gross        Amort-
                                       fair      unrealized      ized
                                      value    gains    losses   cost
                                    -------    -----    ------   -----
September 30, 1999
Mortgage backed securities         $ 56,851      $ -   $1,430   $ 58,281
Collateralized mortgage
  obligations                         1,214        -      114      1,328
                                   --------     ----   ------   --------
  Total debt securities              58,065        -    1,544     59,609
Equity securities                     2,765        -       -       2,765
                                   --------     ----   ------   --------
 Total securities
  available-for-sale               $ 60,830      $ -   $1,544   $ 62,374
                                   ========     ====   ======   ========
June 30, 1999
Mortgage backed securities         $ 70,106      $ -   $1,438   $ 71,544
Collateralized mortgage
 obligations                          1,264        -      121      1,385
                                   --------     ----   ------   --------
  Total debt securities              71,370        -    1,559     72,929
Equity securities                     2,765        -      -        2,765
                                   --------     ----   ------   --------
 Total securities
  available-for-sale               $ 74,135      $ -   $1,559   $ 75,694
                                   ========     ====   ======   ========





Securities classified held-to-maturity (carried at amortized cost) were as follows:

(dollars in thousands)                            Gross       Estimated
                                  Amortized      unrealized      fair
                                   cost(a)    gains  losses     value
                                   -------    -----  ------     -----
September 30, 1999
Municipal Bonds
 After 10 years                    $10,556      $ -   $1,027    $ 9,529
Mortgage backed securities          23,763        26      52     23,737
Collateralized mortgage
obligations                          9,587        46     370      9,263
                                   -------      ----  ------    -------
 Total securities
  held-to-maturity                 $43,906      $ 72  $1,449    $42,529
                                   =======      ====  ======    =======

June 30, 1999
Municipal Bonds
 After 10 years                    $10,558      $ -     $866    $ 9,692
Mortgage backed securities          22,890        37      -      22,927
Collateralized mortgage
 obligations                        10,619        51     378     10,292
                                   -------      ----  ------    -------
 Total securities
  held-to-maturity                 $44,067      $ 88  $1,244    $42,911
                                   =======      ====  ======    =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Securities with an amortized cost of $786,000 and a market value of $743,000 were pledged as collateral against public funds at September 30, 1999.

Cash proceeds and realized gains and losses from sales of securities during the nine month periods ended September 30 are as follows:


(dollars in thousands)                        Cash   Realized  Realized
                                            proceeds   gains    losses
                                            --------   -----    ------
Three months ended September 30, 1999
Available-for-sale
  Mortgage backed securities                $ 8,411     $ -      $109
                                            =======     ====     ====
Three months ended September 30, 1998
Available-for-sale
   Total                                    $   -       $ -      $ -
                                            =======     ====     ====


NOTE 3 - LOANS



Major classifications of loans are as follows:

                                             September 30,    June 30,
     (in thousands)                              1999           1999
                                                 ----           ----
     Real estate mortgages:
      One-four family residential               $129,355      $128,371
      Five or more family residential              4,691         6,152
      Commercial                                  52,694        47,894
      Land                                         2,182         2,410
     Commercial and industrial                     8,049         7,773
     Home equity lines of credit                  18,842        19,429
     Installment and other                         2,636         2,850
                                                --------      --------
      Total loans, gross                         218,449       214,879
     Deferred loan origination fees
      and purchase premium, net                      113           146
     Allowance for loan losses                    (5,001)       (4,989)
                                                --------      --------
      Total loans, net                          $213,561      $210,036
                                                ========      ========

     Impaired loans
      With valuation allowance                      $610          $300
      With no valuation allowance                    454           453
                                                  ------          ----
      Total impaired loans                        $1,064          $753
                                                  ======          ====
      Valuation allowance                           $245          $173

Changes in the allowance for loan losses during the three month periods ended September 30, are as follows:

     (in thousands)                                 1999         1998
                                                    ----         ----
     Balance, beginning of period                 $4,989        $5,004
     Provision for losses                           (520)           25
     Charge-offs                                     (22)          (30)
     Recoveries                                      554             6
                                                  ------        ------
     Balance, end of period                       $5,001        $5,005
                                                  ======        ======


NOTE 4 - NON-PERFORMING ASSETS



The components of non-performing assets were as follows:

                                            September 30,    June 30,
     (in thousands)                             1999           1999
                                                ----           ----
      Non-accrual loans                        $1,281        $1,051
      Accruing loans past due
        90 days or more                           853           185
      Accruing troubled debt
        restructured loans                        -             -
                                               ------        ------
        Total non-performing loans              2,134         1,236
                                               ------        ------
      Other real estate owned                     377           333
                                               ------        ------
        Total non-performing assets            $2,511        $1,569
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

                                       Three months ended
                                          September 30,
(in thousands)                             1999    1998
                                           ----    ----
Basic                                      3,654   3,834
Effect of dilutive stock options             173     197
                                           -----   -----
Diluted                                    3,827   4,031
                                           =====   =====


NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income for the three month periods ended September 30, 1999 and 1998 are as follows:

                                        Three months ended
                                           September 30,
(in thousands)                              1999    1998
                                            ----    ----
Comprehensive income
  Net income                               $1,002    $802
  Net unrealized gains on
    securities during period                   23     700
                                           ------  ------
Comprehensive income                       $1,025  $1,502
                                           ======  ======



The components of other comprehensive income, and related tax effects were as follows:

(in thousands)                           Before     Tax       Net of
                                          tax    (expense)     tax
                                         amount   benefit     amount
                                         ------   -------     ------
                                                                <c)
Three months ended September 30, 1999
Net unrealized losses on securities
  available-for-sale arising
  during the period                         $ (94)   $   32     $ (62)
Reclassification adjustment for realized
  losses included in net income               109       (37)       72
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                     19        (6)       13
                                            -----     -----     -----
Net unrealized gains on
  securities during period                  $  34     $ (11)    $  23
                                            =====     =====     =====
Three months ended September 30, 1998
Net unrealized gains on securities
  available-for-sale arising
  during the period                        $1,035     $(412)    $ 623
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                    130       (53)       77
                                           ------     -----     -----
Net unrealized gains on
  securities during period                 $1,165     $(465)    $ 700
                                           ======     =====     =====



NOTE 7 - INCOME TAXES



The components of the provision for income taxes for the three month periods ended September 30 are as follows:

                                    Three months ended
                                       September 30,
                                       1999     1998
                                       ----     ----
     (in thousands)
     Current provision
       Federal                         $ 512    $ 456
       State                              -       127
                                       -----    -----
        Total                            512      583
                                       -----    -----
     Deferred provision
       Federal                            (8)     -
       State                              -       (43)
                                       -----    -----
        Total                             (8)     (43)
                                       -----    -----
     Income tax provision              $ 504    $ 540
                                       =====    =====


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

NewMil formed a PIC, NMSB Mortgage Company, and changed its tax year to a calendar year basis to take advantage of the Connecticut statute. Effective January 1, 1999 NewMil transferred mortgages into the PIC and income of the PIC and its dividends to NewMil became exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective tax rate became 34%, compared with an effective rate, during the first two quarters of the prior fiscal year, of 40.27%.
NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
--------------------
NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). NewMil's and the Bank's regulatory capital ratios at September 30, 1999, were as follows:

                                               NewMil     Bank
                                               ------     ----
   Leverage ratio                               9.79%     9.60%
   Tier I risk-based ratio                     18.05%    18.28%
   Total risk-based ratio                      19.32%    19.55%


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

Restrictions on Subsidiary's Dividends and Payments
---------------------------------------------------
NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil for the three month period ended September 30, 1999 is $427,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.



NewMil Bancorp, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of NewMil and its subsidiary should be read in conjunction with NewMil's Annual Report on Form 10-K for the year ended June 30, 1999.

BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for New Milford Savings Bank (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The principal business of NewMil consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and conducts its business from fourteen offices in Litchfield, New Haven and Fairfield Counties. NewMil and the Bank were formed in 1987 and 1858, respectively.

RESULTS OF OPERATIONS
For the three month periods ended September 30, 1999 and 1998

Overview
--------
NewMil earned net income of $1,002,000, or 26 cents per share (diluted), for the quarter ended September 30, 1999 as compared with $802,000, or 20 cents per share (diluted), for the quarter ended September 30, 1998.


Analysis of net interest and dividend income
--------------------------------------------
Net interest and dividend income increased $204,000, or 6.4%, for the quarter ended September 30, 1999 as compared with the prior year period. This increase resulted from a 48 basis point increase in the net interest margin to 4.02% from 3.54%, offset in part by a $22.4 million, or 6.2% decrease in average earning assets.

The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended September 30, 1999 and 1998.


Three months ended September 30, 1999      Average   Income/    Average
(dollars in thousands)                     balance   expense   yield/rate
                                           -------   -------   ----------
Loans(a)                                   $216,636  $4,144      7.65%
Mortgage backed securities                   93,098   1,470      6.32
Other securities(b)                          27,315     345      5.05
                                           --------  ------
 Total earning assets                       337,049   5,959      7.07
                                                     ------
Other assets                                 10,662
                                           --------
 Total assets                              $347,711
                                           ========

NOW accounts                               $ 36,636     105      1.15
Money market accounts                        72,004     528      2.93
Savings & other                              48,762     289      2.37
Certificates of deposit                     125,092   1,459      4.67
                                           --------  ------
 Total interest-bearing deposits            282,494   2,381      3.37
Borrowings                                   12,149     192      6.32
                                           --------  ------
 Total interest-bearing funds               294,643   2,573      3.49
                                                     ------
Demand deposits                              18,573
Other liabilities                             1,612
Shareholders' equity                         32,883
                                           --------
 Total liabilities and
 shareholders' equity                      $347,711
                                           ========

Net interest income                                  $3,386
                                                     ======
Spread on interest-bearing funds                                 3.58
Net interest margin(c)                                           4.02



Three months ended September 30, 1998      Average   Income/    Average
(dollars in thousands)                     balance   expense   yield/rate
                                           -------   -------   ----------
Loans(a)                                   $171,280   $3,658      8.54%
Mortgage backed securities                   93,484    1,433      6.13
Other securities(b)                          94,656    1,406      5.94
                                           --------   ------
 Total earning assets                       359,420    6,497      7.23
                                                      ------
Other assets                                 11,176
                                           --------
 Total assets                              $370,596
                                           ========

NOW accounts                               $ 30,999       97      1.25
Money market accounts                        67,206      519      3.09
Savings & other                              45,792      316      2.76
Certificates of deposit                     137,714    1,825      5.30
                                           --------   ------
 Total interest-bearing deposits            281,711    2,757      3.92
Borrowings                                   37,500      558      5.95
                                           --------   ------
 Total interest-bearing funds               319,211    3,315      4.15
                                                      ------
Demand deposits                              15,390
Other liabilities                             1,984
Shareholders' equity                         34,011
                                           --------
 Total liabilities and
 shareholders' equity                      $370,596
                                           ========

Net interest income                                   $3,182
                                                      ======
Spread on interest-bearing funds                                  3.08
Net interest margin(c)                                            3.54



(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate for the three month periods ended September 30, 1999 and 1998.



Three months ended September 30,               1999 versus 1998
(dollars in thousands)                    Change in interest due to
                                     Volume     Rate   Vol/rate    Net
                                     ------     ----   --------    ---
Interest-earning assets:
  Loans                              $   969    $(382)  $(101) $   486
  Mortgage backed securities              (6)      43      -        37
  Other securities                    (1,000)    (210)    149   (1,061)
                                     -------    -----   -----   ------
   Total                                 (37)    (549)     48     (538)
                                     -------    -----   -----   ------
Interest-bearing liabilities:


  Deposits                                 8     (383)     (1)    (376)
  Borrowings                            (377)      35     (24)    (366)
                                     -------    -----   -----   ------
   Total                                (369)    (348)    (25)    (742)
                                     -------    -----   -----   ------
Net change to interest income        $   332    $(201)  $  73   $  204
                                     =======    =====   =====   ======



Interest income
---------------
Total interest and dividend income decreased $538,000, or 8.3%, for the quarter ended September 30, 1999 as compared with the same period a year ago. This decrease resulted from a $22.4 million, or 6.2%, decrease in average earning assets coupled with a decline in average yield of 16 basis points to 7.07%.

Loan interest and fee income increased $486,000, or 13.3%, for the quarter ended September 30, 1999 as compared with the prior year period as a result of an increase in average loan balances offset in part by a decrease in average yield. Average yield declined 89 basis points to 7.65%. Average loan balances increased $45.4 million, or 26.5%. The increased volume was primarily in the lower yielding residential loan portfolio.

Interest and dividends on investments and federal funds sold decreased $1,024,000, or 36.1%, as a result of a $67.7 million, or 36.0%, decrease in average balances coupled with a lower average yield, which declined
1 basis point to 6.03%. The decrease in volume results from maturities, sales and monthly repayments on MBS and CMOs. The cash was utilized to fund the loan demand and reduce borrowings.

Interest expense
----------------
Interest expense for the quarter ended September 30, 1999 decreased $742,000, or 22.4%, as compared with the same period a year ago as a result of a $24.6 million, or 7.7%, decrease in average borrowings and deposit balances for the period coupled with a 66 basis point decrease in the cost of funds to 3.49%.

Deposit expense decreased $376,000, or 13.6%, as a result of a 55 basis points decrease in the average cost of funds offset, in part, by an increase of $783,000, or 0.3%, in average interest bearing deposit balances for the period. Deposit expense has also benefitted from a more favorable deposit mix. The average savings account balance has increased over the period by $3.0 million, or 6.5%, NOW account balances have increased $5.6 million, or 18.2%, and Money Market accounts have increased $4.8 million, or 7.1%. Certificates of deposit decreased by $12.6 million, or 9.2%. The average rate paid on Certificate of deposit has declined to 4.67% from 5.30% a year ago, while NOW deposit rates have declined to 1.15% from 1.25% a year ago, Savings rates have declined to 2.37% from 2.76% and Money Market rates have declined to 2.93% from 3.09%.

Interest expense on borrowings decreased $366,000, or 65.6%, as a result of decreased average borrowings offset by a higher average cost of funds. Average borrowings for the current quarter are $25.4 million, or 67.6%, lower than the prior year period and the average borrowings cost is 37 basis points higher than the prior year period. In March 1998 NewMil used Federal Home Loan Bank fixed rate term advances to fund purchases of fixed rate mortgage backed securities. In December 1998 NewMil prepaid $22.5 million of these fixed rate borrowings. NewMil's current borrowings are for terms of less than two years.

Provision and Allowance for loan losses
NewMil had a negative provision of $520,000 for loan losses during the quarter ended September 30, 1999, compared with provision of $25,000 for the prior year period. The negative provision resulted from a loan loss recovery of $545,000 related to a loan that had been charged off in prior years. The recovery represents cash received from the borrower's bankruptcy court proceedings. The following table details key ratios for the periods ended Sept 30, 1998, June 30, 1999 and September 30, 1999:

                             Sept. 30, 1999   June 30, 1999   Sept. 30,1998
                             --------------   -------------   -------------
 Ratio of allowance for
  loan losses:
   to non-performing loans       234.4%          403.6%           202.4%
   to total gross loans            2.3             2.3              2.9


If it had not been for the loan loss recovery of $545,000 received during the quarter the provision would have been at the same level as the prior quarter. Since June 30, 1999, non-performing loans have increased $898,000, or 72.7%, as a result of one loan for $348,000 becoming non-accrual and one loan, for $653,000, becoming 90 days past due and accruing that has subsequently been paid off in full. If it were not for these two loans non-performing loans would have decreased by $103,000, or 8.3%, during the quarter. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-Performing Assets".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at September 30, 1999, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was last examined by its banking regulators in August 1999 and no additions to the allowance were requested as a result of this examination. The level of unallocated reserves from June 30, 1999 to September 30, 1999 remained substantially the same.

Non-interest income
The following table details the principal categories of non-interest income for the three month periods ended September 30:

  (in thousands)                       1999      1998        Change
                                       ----      ----        ------
  Service charges on
   deposit accounts                   $ 328     $ 307    $  21     6.8%
  Gain on sale of branch                 75        -        75   100.0
  Gains on sale of OREO                  -        110     (110) (100.0)
  Gains on sales of mortgage
   loans, net                            54       138      (84)  (60.9)
  Loan servicing                         17        22       (5)  (22.7)
  Securities losses, net               (109)       -      (109) (100.0)
  Other                                  80        80       -      0.0
                                      -----     -----    -----
   Total non-interest income          $ 445     $ 657    $(212)  (32.3)
                                      =====     =====    =====


The decrease in non-interest income is the result of security losses in 1999 and OREO gain in 1998, offset in part by the premium received from the sale of our Winsted Office, in May 1999, and lower gains from loan sales. The premium received in this quarter is the result of certain competitive events that did not occur within the time frame that was stipulated in the sale agreement. The decrease on gains on OREO is the result of sales of OREO property, in the quarter ended September 30, 1998 as compared with no sales for the current quarter. The decrease in gains on sales of residential mortgage loans resulted from reduced sales volume in the quarter ended September 1999. Gains were generated on loan sales of $3.1 million in 1999 compared with $6.6 million in 1998. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold service-released. The decrease in loan servicing fees results from portfolio run-off. No loans have been sold with the servicing rights retained since June 1995.

Operating expenses
The following table details the principal categories of operating expenses for the three month periods ended September 30:


  (in thousands)                        1999      1998        Change
                                        ----      ----        ------
  Salaries                             $1,216    $1,136    $ 80    7.0%
  Employee benefits                       311       292      19    6.5
  Occupancy                               238       197      41   20.8
  Equipment                               212       214      (2)  (0.9)
  Insurance                                28        26       2    7.7
  Professional fees, Collection
   and OREO expense                       256        60     196  326.7
  Postage and telecommunications           85       100     (15) (15.0)
  Marketing                                70        69       1    1.5
  Other operating                         429       378      51   13.5
                                       ------    ------    ----
   Total operating expenses            $2,845    $2,472    $373   15.1
                                       ======    ======    ====


The increase in salaries expense for the quarter ended September 30, 1999 as compared with the prior year period was due primarily to higher loan origination commissions, bonus accruals and annual salary increases of approximately 4.5%. The increase in occupancy expense is a result of increased building maintenance at certain branch offices. Professional, Collection and OREO expense increased as a result of legal fees for litigation over the sale of OREO, a negative OREO provision in 1998 and expenses related to several strategic initiatives that have been undertaken during the quarter ended September 1999. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, result from increased lending activities and changes in operations activities.

Income taxes
------------
Net income for the quarter included an income tax provision of $504,000, representing a 33.5% effective rate, as compared with a provision of $540,000 a year ago, representing a 40.2% effective rate.

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


FINANCIAL CONDITION

Total assets decreased $13.7 million, or 3.9%, to $338.4 million during the three month period from June 30, 1999 through September 30, 1999. Securities decreased $13.5 million, or 11.4%, during the three month period. Net loans increased $3.5 million, or 1.7%. Deposits decreased $4.7 million, or 1.6%, and borrowings decreased by $7.5 million.

Securities
----------
During the three month period ended September 30, 1999 NewMil purchased $2.0 million of fixed rate mortgage backed securities and sold $8.4 million in fixed rate mortgage backed securities. NewMil's securities portfolio consists of MBSs, CMOs, bank qualified municipal bonds, and equity securities. At September 30, 1999, 89.2% of the portfolio consisted of fixed rate securities, principally MBS and to a lesser extent, CMOs and municipal bonds. At September 30, 1999 total fixed rate securities had a projected weighted average duration and life of
4.7 years and 6.6 years, respectively, based on median projected prepayment speeds at current interest rates. At September 30, 1999, 8.1% of the portfolio consisted of floating rate CMOs and MBSs, which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate securities had a projected weighted average duration and life of 0.1 years and 7.4 years, respectively, based on median projected prepayment speeds at current interest rates. Floating rate MBSs are tied to the Eleventh District Cost of Funds index, while the floating rate CMOs are tied to several Treasury indices. The remaining 2.7% of the portfolio at September 30, 1999, was represented by Federal Home Loan Bank stock and Bankers Bank Northeast stock.

At September 30, 1999, securities totaling $60.8 million, or 58.1%, were classified as available-for-sale and securities totaling $43.9 million, or 41.9%, were classified as held-to-maturity.

Loans
-----
Net loans grew $3.5 million, or 1.7%, during the three month period ended September 30, 1999. Loans originated and loan advances totaled $20.4 million, while loan repayments and loans sold in the secondary market were $16.8 million and $3.1 million, respectively. Loans originated include $3.9 million of residential mortgage loans purchased for portfolio.



Major classifications of loans are as follows:

                                              September 30,    June 30,
     (in thousands)                               1999           1999
                                                  ----           ----
     Real estate mortgages:
      One-four family residential               $129,355      $128,371
      Five or more family residential              4,691         6,152
      Commercial                                  52,694        47,894
      Land                                         2,182         2,410
     Commercial and industrial                     8,049         7,773
     Home equity lines of credit                  18,842        19,429
     Installment and other                         2,636         2,850
                                                --------      --------
      Total loans, gross                         218,449       214,879
     Deferred loan origination fees
      and purchase premium, net                      113           146
     Allowance for loan losses                    (5,001)       (4,989)
                                                --------      --------
      Total loans, net                          $213,561      $210,036
                                                ========      ========


The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works with several government-assisted lending programs. Commercial mortgage loans, including mortgages on land and multi-family property increased $3,111,000, or 5.5% since June 30, 1999, and C & I loans increased $276,000, or 3.6%, for the period.

The Residential Mortgage Department, in addition to traditional portfolio lending, has a secondary market distribution capability, which provides the flexibility to sell a variety of mortgage products on a service-released basis. During the three month period ended September 30, 1999 the department has originated and sold $3.1 million of loans to the secondary market. The department supplements the Bank's own originations by purchasing residential mortgage loans originated within the State of Connecticut from several correspondent lenders. During the three month period ended September 30, 1999 the department has purchased $3.9 million of loans for portfolio. Since June 30, 1999 the residential mortgage loan portfolio has increased by $984,000, or 0.8%, while home equity lines and loans decreased $587,000, or 3.0%, for the period.

Non-performing assets
---------------------
The following table details changes in non-performing assets during the three month periods ended September 30.

(in thousands)                                     1999      1998
                                                   ----      ----
Balance, beginning of year                        $1,569    $1,684
Loans placed on non-accrual status                   448       406
Change in accruing loans past
  due 90 or more days, net                           668       760
Payments to improve OREO                              26        99
Loan payments                                         (1)       (4)
Loans returned to accrual status                    (179)       (1)
Loan charge-offs                                     (20)      (30)
Gross proceeds from OREO sales                       -        (261)
Gains on OREO sales, net                             -         109
Reverse provision for OREO
  valuation reserve                                  -          19
                                                  ------    ------
Balance, end of period                            $2,511    $2,781
                                                  ======    ======
Percent of total assets                             0.74%     0.75%


During the three month period ended September 30, 1999 non-performing assets increased $942,000, or 60.0%, due principally to new non-accrual loans and loans 90 days past due and accruing. The increase in non-accrual loans is primarily the result of one loan for $348,000 becoming non-accrual. The increases in loans 90 days past due and accruing is primarily the result of one loan for $653,00 that has subsequently been paid in full. If it were not for these two credits non-performing assets would have decreased by $59,000, or 3.8%, during the quarter. Additions to non-accrual loans generally represent loans which had previously been classified on NewMil's internally monitored list and had been adequately reserved. Additions to loans 90 days past due and still accruing represent loans which are classified on NewMil's internally monitored list, have adequate collateral value, and are in the process of collection.

In addition to non-performing assets, at September 30, 1999 NewMil had $8,264,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

The following table details the composition of non-performing assets as of September 30, 1999.


Non-Performing Assets            Accruing           Total
(dollars in thousands)            loans              non-
                        Non-     past due          perform-
                       accrual    90 or              ing
                        loans   more days    OREO   assets
                        -----   ---------    ----   ------
September 30, 1999
Real estate:
 Residential            $  217   $  171    $ 337   $ 725
 Commercial                661      682       40   1,383
 Land and land
 development               403       -       -       403
Collateral and
 installment loans         -         -       -        -
                        ------   ------    -----   ------
 Totals                 $1,281   $  853    $ 377   $2,511
                        ======   ======    =====   ======


NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.


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

Operating activities for the three month period ended September 30, 1999 used net cash of $1,568,000. Investing activities provided net cash of $10,208,000, principally as a result of securities repayments, sales and maturities and net loan repayments offset, in part, by securities and loans purchased. Financing activities used net cash of $12,386,000, principally due to repayment of borrowings and by a net deposit decline. Funds provided by investing activities, together with a $3.7 million decrease in cash and overnight federal funds sold, were utilized to fund financing activities.

At September 30, 1999, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $177.8 million, to net deposits and short term unsecured liabilities, was 60.2%, well in excess of NewMil's minimum guideline of 15%. At September 30, 1999, NewMil had outstanding commitments to fund new loan originations of $4.6 million, construction mortgage commitments of $2.5 million and unused lines of credit of $24.9 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

Shareholders' equity increased $431,000, to $33,566,000, while book value per share increased $0.09 to $9.13, during the three month period ended September 30, 1999. The increase in equity resulted from net income of $1,002,000, or $0.26 per share (diluted), net unrealized gains on securities during the period, net of taxes, $23,000 and stock option proceeds of $307,000, offset by treasury stock purchases of $529,000 and dividends paid of $372,000.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At September 30, 1999 NewMil's leverage capital ratio was 9.79% and its tier I and total risk-based capital ratios were 18.05% and 19.32%, respectively. At September 30, 1999 the Bank's leverage capital ratio was 9.60% and its tier I and total risk-based capital ratios were 18.28% and 19.55%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
---------
NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years.
Consequently, the maximum amount of dividends payable by the Bank to NewMil as of September 30, 1999 was $427,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.

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

The assessment phase included the development of an inventory of all date sensitive systems, including in-house systems and those of the Bank's outside vendors and suppliers, a risk assessment of each element, and specific methodology to correct non-compliant systems. The assessment phase was completed for all items during the first six months of 1999.

High criticality ratings were assigned to several systems, including the Bank's legacy computer systems, that had the potential to substantially impact the Bank's operation should they prove to be non-compliant.

The renovation phase addresses the bringing of systems into compliance, systems replacements and retirements. The renovation phase was completed for all items during the first six months of 1999.

The validation phase addresses systems testing by the Bank and its outside vendors and suppliers alike. The Bank converted its in-house computer system in November 1998 from a legacy computer system to a client server relational database system. The Bank's new client server system has been certified Year 2000 compliant by the supplying vendor and the Bank verified compliance in early 1999. Several third party interfaces were scheduled for testing in early 1999 as well. All systems testing has been completed during the first six months of 1999.

The implementation phase addresses the roll out of Year 2000 compliant systems during 1998 and 1999. The implementation phase was completed for all items during the first six months of 1999.

In addition, contingency plans have been developed for all systems with high criticality ratings. All testing of contingency plans has been completed as of September 30, 1999.

NewMil has completed an evaluation of its loan portfolio to identify credit risk arising from the potential failure of a borrower's operating or other systems as a consequence of the Year 2000. NewMil conducted mailings of a Year 2000 Questionnaire to all of its commercial borrowers and completed Year 2000 Risk to Bank assessment ratings for all commercial borrowers in early 1999. Based on our evaluation of commercial borrowers there has not been a significant increase in credit risk as a result of our Year 2000 assessment.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting was held on October 29, 1999. The following matters were considered and voted on, as certified by the election officer at the annual meeting:

                                                                   Abstentions
                                Votes        Votes       Votes       Broker
                                 For        Against    Withheld     Non-Votes
                                -----       -------    --------     ---------
Director Election
Betty Pacocha
 for 3 year term              3,085,654     79,409        -              -

Director Election
Mary C. Williams
 for 3 year term              3,085,654     79,409        -              -

Director Election
Joseph Carlson II
 for 3 year term              3,085,654     79,409        -              -

Ratification of
 PricewaterhouseCoopers
 as auditors                  3,086,685     23,488       1,000        54,890


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



                         NEWMIL BANCORP, INC.



November 9, 1999         By    /s/ Francis J. Wiatr
                         Francis J. Wiatr,
                         Chairman, President and CEO



November 9, 1999         By    /s/ B. Ian McMahon
                         B. Ian McMahon,
                         Chief Financial Officer