Form 10-Q
period 1999-12-31
NEWMIL BANCORP INC
filed 2000-02-14
CIK 807524

Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended
                        December 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of December 31, 1999 is 3,640,563.













               NEWMIL BANCORP, INC. and SUBSIDIARY

                        TABLE OF CONTENTS


                                                             Page

                  PART I  FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Balance Sheets as of
       December 31, 1999 and June 30, 1999                      3

       Consolidated Statements of Income
       for the three month and six month periods
       ended December 31, 1999 and 1998                         4

       Consolidated Statements of Changes in
       Shareholders' Equity for the six month
       periods ended December 31, 1999 and 1998                 6

       Consolidated Statements of Cash Flows
       for the six month periods ended
       December 31, 1999 and 1998                               7

       Notes to Consolidated Financial Statements               8

Item 2 Management's Discussion and Analysis
       of Financial Condition and
       Results of Operations                                   15

Item 3 Quantitative and Qualitative Disclosures
       about Market Risk                                       28


                    PART II  OTHER INFORMATION

Item 1 Legal Proceedings                                       29

Item 4 Submission of matters to a vote of
       security holders                                        29

Item 5 Other information                                       29

Item 6 Exhibits and Reports on Form 8-K                        29










NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                December 31,  June 30,
                                                   1999         1999
                                                   ----         ----
                                                (unaudited)
ASSETS
Cash and due from banks                         $  7,868    $  9,719
Federal funds sold                                    57       3,167
                                                --------    --------
 Total cash and cash equivalents                   7,925      12,886
Securities:
 Available-for-sale at market                     66,171      74,135
 Held-to-maturity at amortized cost
  (market value: $40,555 and $42,911)             42,411      44,067
Loans (net of allowance for
 loan losses: $5,029 and $4,989)                 214,312     210,036
Other real estate owned                              212         333
Bank premises and equipment, net                   6,005       6,238
Accrued income                                     2,161       2,190
Deferred tax asset, net                            2,046       1,788
Other assets                                         555         444
                                                --------    --------
    Total Assets                                $341,798    $352,117
                                                ========    ========

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                  $ 17,554    $ 18,622
 NOW accounts                                     38,686      34,660
 Money market                                     70,060      71,252
 Savings and other                                49,402      49,443
 Certificates of deposit                         123,552     126,146
                                                --------    --------
    Total deposits                               299,254     300,123
Federal Home Loan Bank advances                    7,500      15,000
Accrued interest and other liabilities             1,907       3,859
                                                --------    --------
    Total Liabilities                            308,661     318,982
                                                --------    --------
Commitments and contingencies                        -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,990,138 shares                        2,995       2,995
 Paid-in capital                                  43,348      43,773
 Retained earnings                                11,811      10,637
 Accumulated other comprehensive income           (1,602)     (1,132)
 Treasury stock, at cost - 2,349,575
  and 2,325,924 shares                           (23,415)    (23,138)
                                                --------    --------
    Total Shareholders' Equity                    33,137      33,135
                                                --------    --------
    Total Liabilities and Shareholders' Equity  $341,798    $352,117
                                                ========    ========



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)

                                    Three months ended  Six months ended
                                        December 31       December 31
                                       1999     1998     1999      1998
                                       ----     ----     ----      ----
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans           $4,205  $3,677    $8,349   $7,335

 Interest on securities                1,728   2,310     3,480    4,725
 Dividend income                          49      36        84       80
 Interest on federal funds sold           65     125        93      505
                                      ------  ------   -------  -------
  Total interest and dividend income   6,047   6,148    12,006   12,645
                                      ------  ------   -------  -------

INTEREST EXPENSE
 Deposits                              2,405   2,665     4,786    5,422
 Borrowed funds                          166     447       358    1,005
                                      ------  ------    ------   ------
  Total interest expense               2,571   3,112     5,144    6,427
                                      ------  ------    ------   ------

Net interest and dividend income       3,476   3,036     6,862    6,218
                                      ------  ------    ------   ------
PROVISION FOR LOAN LOSSES                 25      25      (495)      50
                                      ------  ------    ------   ------
Net interest and dividend
 income after provision
  for loan losses                      3,451   3,011     7,357    6,168
                                      ------  ------    ------   ------
NON-INTEREST INCOME
 Service charges on deposit accounts     344     294       672      601
 Gain on sale of branch                   -       -         75       -
 Gains on sales of mortgage loans, net    30     152        84      290
 Securities losses, net                   -       -       (109)      -
 Gains on sales of OREO                   23     754        23      864
 Loan servicing fees                      17      21        34       43

 Other                                    83      79       163      159
                                      ------  ------    ------   ------
  Total non-interest income              497   1,300       942    1,957
                                      ------  ------    ------   ------
NON-INTEREST EXPENSE
 Salaries                              1,180   1,221     2,396    2,357
 Employee benefits                       289     270       600      562
 Occupancy                               235     315       473      512

 Equipment                               208     232       420      446
 Insurance                                28      26        56       52
 Professional, collection and
  OREO expense                           100     181       356      241
 Other                                   550     624     1,134    1,171
                                      ------  ------    ------   ------
  Total non-interest expense           2,590   2,869     5,435    5,341
                                      ------  ------    ------   ------
Income before income taxes,
 cumulative effect of accounting
 change and extraordinary item         1,358   1,442     2,864    2,784
Provision for income taxes               456     870       960    1,410
                                      ------  ------    ------   ------
Income before cumulative effect of
 accounting change and extraordinary
 item                                    902     572     1,904    1,374
Cumulative effect of accounting
 change, net of taxes                     -     (162)       -      (162)
Extraordinary item                        -      (87)       -       (87)
                                      ------  ------   -------  -------
NET INCOME                            $  902  $  323   $ 1,904  $ 1,125
                                      ======  ======   =======  =======



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)

                                    Three months ended  Six months ended
                                       December 31        December 31
                                      1999     1998      1999     1998
                                      ----     ----      ----     ----
Diluted earnings per share
 Income before cumulative effect of
   accounting change and
   extraordinary item                 $0.23    $0.14     $0.50    $0.34
 Cumulative effect of change in
   accounting principle, net of tax   (0.00)   (0.04)    (0.00)   (0.04)
 Extraordinary item, net of tax       (0.00)   (0.02)    (0.00)   (0.02)
                                      -----    -----     -----    -----
 Net income                           $0.23    $0.08     $0.50    $0.28
                                      =====    =====     =====    =====

Basic earnings per share
 Income before cumulative effect of
   accounting change and
   extraordinary item                 $0.25    $0.14     $0.52    $0.35
 Cumulative effect of change in
   accounting principle, net of tax   (0.00)   (0.04)    (0.00)   (0.04)
 Extraordinary item, net of tax       (0.00)   (0.02)    (0.00)   (0.02)
                                      -----    -----     -----    -----
 Net income                           $0.25    $0.08     $0.52    $0.29
                                      =====    =====     =====    =====

Dividends per share                   $0.10    $0.09     $0.20    $0.17
                                      =====    =====     =====    =====



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                  Common     Paid-in     Retained
                                  Stock      capital     earnings
                                  ------     -------     --------
Balances at
 June 30, 1998                    $2,995     $43,881     $8,933

Net income                          -           -         1,125
Change in net unrealized gains
 (losses) on securities, net of
 taxes                              -           -          -
Total comprehensive income

Cash dividends paid                 -           -          (652)
Proceeds from exercise
 of stock options                   -            (86)      -
Acquisition of
 treasury stock                     -           -          -
                                  ------     -------     ------
   Balances at
 December 31, 1998                $2,995     $43,795     $9,406
                                  ======     =======     ======

Balances at
 June 30, 1999                    $2,995     $43,773    $10,637

Net income                          -           -         1,904
Change in net unrealized gains
 (losses) on securities, net of
 taxes                              -           -          -
Total comprehensive
 income

Cash dividends paid                 -           -          (730)
Proceeds from
 exercise of stock
 options                            -           (425)      -
Acquisition of
 treasury stock                     -           -          -
                                  ------     -------    -------
   Balances at
 December 31, 1999                $2,995     $43,348    $11,811
                                  ======     =======    =======




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                             Accumulated
                                               other
                                            comprehensive
                                               income           Total
                               Treasury      Unrealized     shareholders'
                                stock      gains  (losses)     equity
                               --------    ---------------     ------
Balances at
 June 30, 1998                 $(21,195)      $(1,205)        $33,409

Net income                         -             -              1,125
Change in net unrealized
 gains (losses) on
 securities, net of taxes          -            1,058           1,058
                                                              -------
Total comprehensive income                                      2,183
                                                              -------

Cash dividends paid                -             -               (652)
Proceeds from exercise
 of stock options                   138          -                 52
Acquisition of
 treasury stock                    (136)         -               (136)
                               --------       -------         -------
   Balances at
 December 31, 1998             $(21,193)      $  (147)        $34,856
                               ========       =======         =======

Balances at
 June 30, 1999                 $(23,138)      $(1,132)        $33,135

Net income                         -             -              1,904
Change in net unrealized gains
 (losses) on securities, net of
 taxes                             -             (470)           (470)
                                                              -------
Total comprehensive
 income                                                         1,434
                                                              -------

Cash dividends paid                -             -               (730)
Proceeds from
 exercise of stock
 options                            761          -                336
Acquisition of
 treasury stock                  (1,038)         -             (1,038)
                               --------       -------         -------
   Balances at
 December 31, 1999             $(23,415)      $(1,602)        $33,137
                               ========       =======         =======




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                    Six months ended
                                                      December 31,
                                                     1999     1998
                                                     ----     ----
Operating Activities
  Net income                                         $1,904   $1,125
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loan losses                          (495)      50
    Provision for depreciation and amortization         368      389
    (Increase) decrease in deferred income tax asset    (14)     192
    Amortization and accretion of securities
      premiums and discounts, net                       153      400
    Securities losses, net                              109      -
    Cumulative effect of accounting change, net         -        162
    Extraordinary loss on debt extinguishment, net      -         87
    Realized gains on loan sales, net                   (84)    (290)
    Realized gains on OREO sales, net                   (23)    (864)
    Decrease in accrued income                           30      137
    Decrease in accrued interest expense
      and other liabilities                          (2,372)     (88)
    Increase in other assets, net                      (114)    (350)
                                                    -------  -------
      Net cash (used) provided by
      operating activities                             (538)     950
                                                    -------  -------
Investing Activities
  Proceeds from sales of securities
   available-for-sale                                   -     20,933
  Proceeds from sales of mortgage backed securities
   available-for-sale                                 8,411      -
  Proceeds from maturities and principal
   repayments of securities                           1,685   15,214
  Purchases of securities held-to-maturity              -    (10,565)
  Purchases of securities available-for-sale         (8,536)     -
  Purchases of mortgage backed securities
   available-for-sale                                (2,034) (15,598)
  Principal collected on mortgage backed securities   9,119   17,495
  Loan repayments, net                                  450    3,495
  Loans purchased for portfolio                      (4,164) (30,316)
  Proceeds from sales of OREO                           190    1,076
  Payments to improve OREO                              (28)    (107)
  Purchases of Bank premises
   and equipment, net                                  (135)    (884)
                                                    -------  -------
      Net cash provided by
       investing activities                           4,958      743
                                                    -------  -------
Financing Activities
  Net (decrease) increase in deposits                  (866)  11,508
  Net repayments from FHLB advances                  (7,500) (22,647)
  Cash dividends paid                                  (730)    (652)
  Treasury stock purchased                           (1,038)    (136)
  Treasury stock reissued                               417      -
  Proceeds from exercise of stock options               336       52
                                                    -------  -------
      Net cash used by
      financing activities                           (9,381) (11,875)
                                                    -------  -------
      Decrease in cash and cash equivalents          (4,961) (10,182)
Cash and federal funds sold, beginning of year       12,886   30,476
                                                    -------  -------
Cash and federal funds sold, end of period          $ 7,925  $20,294
                                                    =======  =======
Cash paid during period
  Interest to depositors                            $ 4,786  $ 5,419
  Interest on borrowings                                394    1,110
  Income taxes                                          817    1,510
Non-cash transfers
  From loans to OREO                                     18       60
  From securities held-to-maturity to
   securities available-for-sale                              21,509



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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the year ended June 30, 1999.


NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

(dollars in thousands)

                                  Estimated       Gross
                                    fair        unrealized     Amortized
                                   value      gains   losses      cost
                                   -----      -----   ------      ----
December 31, 1999
Mortgage backed securities         $53,828    $ -      $2,030   $55,858
Collateralized mortgage
 obligations                         1,204      -         113     1,317
Other Bonds and Notes
 Within 5 years                      8,374      -         160     8,534
                                   -------    -----    ------   -------
  Total debt securities             63,406      -       2,303    65,709
Equity securities                    2,765      -        -        2,765
                                   -------    -----    ------   -------
 Total securities
  available-for-sale               $66,171    $ -      $2,303   $68,474
                                   =======    =====    ======   =======

June 30, 1999
Mortgage backed securities         $70,106    $ -      $1,438   $71,544
Collateralized mortgage
 obligations                         1,264      -         121     1,385
                                   -------    -----    ------   -------
  Total debt securities             71,370      -       1,559    72,929
Equity securities                    2,765      -        -        2,765
                                   -------    -----    ------   -------
 Total securities
  available-for-sale               $74,135    $ -      $1,559   $75,694
                                   =======    =====    ======   =======




Securities classified held-to-maturity (carried at amortized cost) were as follows:

(dollars in thousands)

                                                  Gross        Estimated
                                   Amortized    unrealized       fair
                                    cost(a)    gains  losses     value
                                    -------    -----  ------     -----

December 31, 1999
Municipal Bonds
 After 10 years                     $10,554    $ -    $1,202     $ 9,352
Mortgage backed securities           22,830        9     280      22,559
Collateralized mortgage
 obligations                          9,027       18     401       8,644
                                    -------    -----  ------     -------
 Total securities
  held-to-maturity                  $42,411    $  27  $1,883     $40,555
                                    =======    =====  ======     =======

June 30, 1999
Municipal Bonds
 After 10 years                     $10,558    $ -    $  866     $ 9,692
Mortgage backed securities           22,890       37     -        22,927
Collateralized mortgage
 obligations                         10,619       51     378      10,292
                                    -------    -----  ------     -------
 Total securities
  held-to-maturity                  $44,067    $ 88   $1,244     $42,911
                                    =======    =====  ======     =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.



Securities with an amortized cost of $786,000 and a market value of $734,000 were pledged as collateral against public funds at December 31, 1999.

Cash proceeds and realized gains and losses from sales of securities during the six month periods ended December 31 are as follows:

(dollars in thousands)

                                             Cash     Realized  Realized
                                           proceeds     gains    losses
                                           --------     -----    ------
Six months ended December 31, 1999
Available-for-sale
  Mortgage backed securities               $ 8,411      $ -      $ 109
                                           =======      =====    =====

Six months ended December 31, 1998
Available-for-sale
   Collateralized mortgage obligations (a) $20,933      $ -      $ 274
                                           =======      =====    =====

(a) This sale was transacted under the provisions of SFAS 133 with the loss being reported as the cumulative effect of a change in accounting principle.




NOTE 3 - LOANS

Major classifications of loans are as follows:

                                             December 31,    June 30,
     (in thousands)                             1999           1999
                                                ----           ----
     Real estate mortgages:
      One-four family residential             $128,905        $128,371
      Five or more family residential            4,410           6,152
      Commercial                                48,946          47,894
      Land                                       1,993           2,410
     Commercial and industrial                  13,553           7,773
     Home equity lines of credit                18,841          19,429
     Installment and other                       2,622           2,850
                                              --------        --------
      Total loans, gross                       219,270         214,879
     Deferred loan origination fees
      and purchase premium, net                     71             146
     Allowance for loan losses                  (5,029)         (4,989)
                                              --------        --------
      Total loans, net                        $214,312        $210,036
                                              ========        ========

     Impaired loans
      With valuation allowance                    $747            $300
      With no valuation allowance                  452             453
                                                ------            ----
      Total impaired loans                      $1,199            $753
                                                ======            ====
      Valuation allowance                         $285            $173


Changes in the allowance for loan losses during the six month periods ended December 31, are as follows:

     (in thousands)                             1999            1998
                                                ----            ----
     Balance, beginning of period               $4,989          $5,004
     Provision for losses                         (495)             50
     Charge-offs                                   (22)            (33)
     Recoveries                                    557              47
                                                ------          ------
     Balance, end of period                     $5,029          $5,068
                                                ======          ======





NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

                                            December 31,     June 30,
     (in thousands)                             1999           1999
                                                ----           ----
      Non-accrual loans                         $1,434         $1,051
      Accruing loans past due
        90 days or more                            448            185
      Accruing troubled debt
        restructured loans                         -              -
                                                ------         ------
        Total non-performing loans               1,882          1,236
                                                ------         ------
      Other real estate owned                      212            333
                                                ------         ------
        Total non-performing assets             $2,094         $1,569
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

                                   Three months ended   Six months ended
                                      December 31,        December 31,
(in thousands)                        1999    1998        1999    1998
                                      ----    ----        ----    ----
Basic                                 3,658   3,838       3,656   3,836
Effect of dilutive stock options        182     192         184     197
                                      -----   -----       -----   -----
Diluted                               3,840   4,030       3,840   4,033
                                      =====   =====       =====   =====



NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income for the three and six month periods ended December 31, are as follows:

                                    Three months ended  Six months ended
                                       December 31,       December 31,
(in thousands)                         1999    1998       1999    1998
                                       ----    ----       ----    ----
Comprehensive income
  Net income                           $ 902   $ 323    $1,904   $1,125
  Net unrealized (losses) gains on
    securities during period            (493)    357      (470)   1,058
                                       -----   -----    ------   ------
Comprehensive income                   $ 409   $ 680    $1,434   $2,183
                                       =====   =====    ======   ======




The components of other comprehensive income, and related tax effects were as follows:

(in thousands)                             Before       Tax       Net of
                                            tax      (expense)     tax
                                           amount     benefit     amount
                                           ------     -------     ------
Three months ended December 31, 1999
Net unrealized losses on securities
  available-for-sale arising
  during the period                        $(758)     $  258      $(500)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                    11          (4)         7
                                           -----       -----      -----
Net unrealized losses on
  securities during period                 $(747)      $ 254      $(493)
                                           =====       =====      =====
Six months ended December 31, 1999
Net unrealized losses on securities
  available-for-sale arising
  during the period                        $(852)      $  290     $(562)
Reclassification adjustment for realized
  losses included in net income              109          (37)       72
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                    30          (10)       20
                                           -----        -----     -----
Net unrealized losses on
  securities during period                 $(713)       $ 243     $(470)
                                           =====        =====     =====
Three months ended December 31, 1998
Net unrealized loss on securities
  available-for-sale arising
  during the period                        $(538)       $ 233     $(305)
Reclassification adjustment for
  realized loss included in net income       274         (112)      162

Accretion of unrealized loss on
  securities transferred from
  held-to-maturity to available-for
  sale                                       817         (369)      448
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                    87          (35)       52
                                           -----        -----     -----
Net unrealized gains on
  securities during period                 $ 640         $(283)   $ 357
                                           =====         =====    =====
Six months ended December 31, 1998
Net unrealized gains on securities
  available-for-sale arising
  during the period                        $ 501         $(182)   $ 319
Reclassification adjustment for
  realized loss included in net income       274          (112)     162

Accretion of unrealized loss on
  securities transferred from
  held-to-maturity to available-for
  sale                                       817          (369)     448
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   217           (88)     129
                                          ------         -----   ------
Net unrealized gains on
  securities during period                $1,809         $(751)  $1,058
                                          ======         =====   ======




NOTE 7 - INCOME TAXES

The components of the provision for income taxes for the three and six month periods ended December 31 are as follows:

                                  Three months ended   Six month ended
                                     December 31,        December 31,
                                     1999    1998        1999    1998
                                     ----    ----        ----    ----
     (in thousands)
     Current provision
       Federal                       $ 462   $ 457       $ 974   $  913
       State                            -      178          -       305
        Total                          462     635         974    1,218
                                     -----   -----       -----   ------
     Deferred provision
       Federal                          (6)   (237)        (14)    (237)
       State                            -      472          -       429
        Total                           (6)    235         (14)     192
                                     -----   -----       -----   ------
     Income tax provision            $ 456   $ 870       $ 960   $1,410
                                     =====   =====       =====   ======


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

The formation of the PIC, in the quarter ended December 31, 1998, has required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years. Accordingly, NewMil's income tax provision for the second quarter ended December 31, 1998 includes a charge of $266,000.


NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). NewMil's and the Bank's regulatory capital ratios at December 31, 1999, were as follows:

                                               NewMil     Bank
                                               ------     ----
   Leverage ratio                               9.84%    9.78%
   Tier I risk-based ratio                     17.26%   17.74%
   Total risk-based ratio                      18.53%   19.00%



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

Restrictions on Subsidiary's Dividends and Payments

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil for the six month period ended December 31, 1999 is $1,120,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.


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

RESULTS OF OPERATIONS
For the three month periods ended December 31, 1999 and 1998

Overview

NewMil earned net income of $902,000, or 23 cents per share (diluted), for the quarter ended December 31, 1999 as compared with $323,000, or 8 cents per share (diluted), for the quarter ended December 31, 1998.

Net income for the quarter ended December 31, 1998 included a number of special adjustments resulting from the formation of a Connecticut
Passive Investment Company, the adoption of SFAS 133 and related securities sales and prepayment of above market rate Federal Home Loan Bank advances.

Excluding these adjustments, income from core operations for the quarter ended December 31, 1999 increased 7.6% to $902,000 as compared with $838,000 for the quarter ended December 31, 1998. The improvement results from increased net interest income and decreased non-interest expense, offset by decreases in gains on OREO sales and gains on mortgage loan sales.

In December 1998 NewMil formed a Connecticut Passive Investment Company ("PIC") and changed its Federal tax year to a calendar year basis to take advantage of changes in Connecticut tax statutes effective for the 1999 calendar year. NewMil's income tax provision for the quarter ended December 31, 1998 included a deferred tax charge of $266,000 arising from the formation of the PIC. NewMil was required to establish a valuation allowance against deferred State tax assets that were no longer expected to be realized in future years. During the quarter ended December 31, 1998 NewMil adopted the provisions of SFAS 133 (Accounting for Derivative Instruments and Hedging Activities) and simultaneously reclassified securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. NewMil realized a loss, net of tax, of $162,000 on the transfer and sale of these securities. This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133. NewMil used the proceeds from the sale of the securities to prepay $22.5 million of Federal Home Loan Bank fixed rate advances. NewMil incurred a prepayment fee, net of taxes, of $87,000 that has been reported in net income as an extraordinary item for this early extinguishment of debt.

Analysis of net interest and dividend income

Net interest and dividend income increased $440,000, or 14.5%, for the quarter ended December 31, 1999 as compared with the prior year period. This increase resulted from a 69 basis point increase in the net interest margin to 4.14% from 3.45%, offset in part by a $16.4 million, or 4.6% decrease in average earning assets.



The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended December 31, 1999 and 1998.

Three months ended December 31, 1999    Average    Income/    Average
(dollars in thousands)                  balance    expense   yield/rate
                                        -------    -------   ----------
Loans(a)                                $217,990   $4,205       7.72%
Mortgage backed securities                80,578    1,312       6.51
Other securities(b)                       37,188      530       5.70
                                        --------   ------
 Total earning assets                    335,756    6,047       7.20
                                                   ------
Other assets                              10,804
                                        --------
 Total assets                           $346,560
                                        ========

NOW accounts                            $ 36,293      104       1.15
Money market accounts                     72,617      534       2.94
Savings & other                           48,892      306       2.50
Certificates of deposit                  123,304    1,461       4.74
                                        --------   ------
 Total interest-bearing deposits         281,106    2,405       3.42
Borrowings                                11,351      166       5.85
                                        --------   ------
 Total interest-bearing funds            292,457    2,571       3.52
Demand deposits                           18,866   ------
Other liabilities                          1,765
Shareholders' equity                      33,472
                                        --------
 Total liabilities and
 shareholders' equity                   $346,560
                                        ========
Net interest income                                $3,476
                                                   ======
Spread on interest-bearing funds                                3.68
Net interest margin(c)                                          4.14




Three months ended December 31, 1998    Average    Income/    Average
(dollars in thousands)                  balance    expense   yield/rate
                                        -------    -------   ----------
Loans(a)                                $180,538   $3,677       8.15%
Mortgage backed securities                98,501    1,445       5.87
Other securities(b)                       73,076    1,026       5.62
                                        --------   ------
 Total earning assets                    352,115    6,148       6.98
Other assets                              14,800   ------
                                        --------
 Total assets                           $366,915
                                        ========

NOW accounts                            $ 32,772       97       1.18
Money market accounts                     67,579      501       2.97
Savings & other                           47,942      323       2.70
Certificates of deposit                  134,532    1,744       5.19
                                        --------   ------
 Total interest-bearing deposits         282,825    2,665       3.77
Borrowings                                29,918      447       5.98
                                        --------   ------
 Total interest-bearing funds            312,743    3,112       3.98
Demand deposits                           17,307   ------
Other liabilities                          2,154
Shareholders' equity                      34,711
                                        --------
 Total liabilities and
 shareholders' equity                   $366,915
                                        ========
Net interest income                                $3,036
                                                   ======
Spread on interest-bearing funds                                3.00
Net interest margin(c)                                          3.45


(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.



The following table sets forth the changes in interest due to volume and rate for the three month periods ended December 31, 1999 and 1998.

Three months ended December 31,                 1999 versus 1998
(dollars in thousands)                      Change in interest due to
                                       Volume   Rate    Vol/rate   Net
                                       ------   ----    --------   ---
Interest-earning assets:
  Loans                                $ 763    $(194)  $ (41)   $ 528
  Mortgage backed securities            (263)     159     (29)    (133)
  Other securities                      (504)      15      (7)    (496)
                                       -----    -----   -----    -----
   Total                                  (4)     (20)    (77)    (101)
                                       -----    -----   -----    -----
Interest-bearing liabilities:


  Deposits                               (16)    (245)      1     (260)
  Borrowings                            (277)      (9)      5     (281)
                                       -----    -----   -----    -----
   Total                                (293)    (254)      6     (541)
                                       -----    -----   -----    -----
Net change to interest income          $ 289    $ 234   $ (83)   $ 440
                                       =====    =====   =====    =====



Interest income

Total interest and dividend income decreased $101,000, or 1.6%, for the quarter ended December 31, 1999 as compared with the same period a year ago. This decrease resulted from a $16.4 million, or 4.6%, decrease in average earning assets offset in part by a increase in average yield of 22 basis points to 7.20%.

Loan interest and fee income increased $528,000, or 14.4%, for the quarter ended December 31, 1999 as compared with the prior year period as a result of an increase in average loan balances offset in part by a decrease in average yield. Average yield declined 43 basis points to 7.72%. Average loan balances increased $37.5 million, or 20.7%. The increased volume was primarily in the lower yielding residential mortgage loan portfolio.

Interest and dividends on investments and federal funds sold decreased $629,000, or 25.5%, as a result of a $53.8 million, or 31.4%, decrease in average balances, offset in part by a higher average yield, which increased 50 basis point to 6.26%. The decrease in volume resulted from maturities, sales and monthly repayments on MBS and CMOs.

Interest expense

Interest expense for the quarter ended December 31, 1999 decreased $541,000, or 17.4%, as compared with the same period a year ago as a result of a $20.3 million, or 6.5%, decrease in average borrowings and deposit balances for the period coupled with a 46 basis point decrease in the cost of funds to 3.52%.

Deposit expense decreased $260,000, or 9.8%, as a result of a 35 basis points decrease in the average cost of deposits coupled with a decrease of $1,719,000, or 0.6%, in average interest bearing deposit balances for the period. Deposit expense has also benefitted from a more favorable deposit mix as higher cost deposits have decreased while lower cost deposits have increased. The average savings account balance has increased over the period by $950,000, or 2.0%, NOW account balances have increased $3.5 million, or 10.7%, and Money Market accounts have increased $5.0 million, or 7.5%. Certificates of deposit decreased by $11.2 million, or 8.3%. The average rate paid on Certificate of deposit has declined to 4.74% from 5.19% a year ago, while NOW deposit rates have declined to 1.15% from 1.18% a year ago. Savings rates have declined to 2.50% from 2.70% and Money Market rates have declined to 2.94% from 2.97%.

Interest expense on borrowings decreased $281,000, or 62.9%, as a result of decreased average borrowings coupled with a lower average borrowing rate. Average borrowings for the current quarter were $18.6 million, or 62.1%, lower than the prior year period and the average borrowings cost was 13 basis points lower than the prior year period. In March 1998 NewMil used Federal Home Loan Bank fixed rate term advances to fund purchases of fixed rate mortgage backed securities. In December 1998 NewMil prepaid $22.5 million of these fixed rate borrowings. NewMil's current borrowings are for terms of less than two years.


Provision and Allowance for loan losses

NewMil provided $25,000 for loan losses during the quarter ended
December 31, 1999, compared with provision of $25,000 for the prior year period. The following table details key ratios for the periods ended December 31, 1999, June 30, 1999 and December 31, 1998:

                                  Dec 31, 1999 June 30, 1999 Dec 31, 1998
                                  ------------ ------------- ------------
  Ratio of allowance for loan losses:
   to non-performing loans             267.2%       403.6%       358.2%
   to total gross loans                  2.3          2.3          2.6



Since June 30, 1999, non-performing loans have increased $646,000, or 52.3%, as a result of two loans for $484,000 becoming non-accrual and one loan, for $270,000, becoming 90 days past due and accruing. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-Performing Assets".


The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at December 31, 1999, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was last examined by its banking regulators in August 1999 and no additions to the allowance were requested as a result of this examination.

The allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses is computed by taking the portfolio and segregating it into various risk rating categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a percentage of the outstanding balance. The percentage applied to the outstanding balance varies depending on the risk rating. In addition the Bank maintains an unallocated reserve, the level of unallocated reserves from June 30, 1999 to December 31, 1999 remained substantially the same.


Non-interest income

The following table details the principal categories of non-interest income for the three month periods ended December 31:

  (in thousands)                     1999      1998      Change
                                     ----      ----      ------
  Service charges on
   deposit accounts                  $ 344     $ 294    $  50   17.0%
  Gains on sales of OREO                23       754     (731) (97.0)
  Gains on sales of mortgage
   loans, net                           30       152     (122) (80.3)
  Loan servicing                        17        21       (4) (19.1)
  Other                                 83        79        4    5.1
                                     -----    ------    -----
   Total non-interest income         $ 497    $1,300    $(803) (61.8)
                                     =====    ======    =====


The decrease in non-interest income results from lower gains on sales of OREO and residential mortgage loans in 1999. Gains on sales of OREO in 1998 included the sale of a property taken into OREO several years before, at which time it was written down to its market value. As a result of a stronger real estate market in 1998 it was sold at a significant gain. The decrease in gains on sales of residential mortgage loans resulted from lower loan sales volume, $1.4 million in 1999 compared with $7.7 million in 1998. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold with servicing rights released. The decrease in loan servicing fees results from portfolio run-off. The Bank has not sold loans with servicing rights retained since June 1995.


Operating expenses

The following table details the principal categories of operating expenses for the three month periods ended December 31:

  (in thousands)                     1999      1998         Change
                                     ----      ----         ------
  Salaries                           $1,180    $1,221    $ (41)  (3.4)%
  Employee benefits                     289       270       19    7.0
  Occupancy                             235       315      (80) (25.4)
  Equipment                             208       232      (24) (10.3)
  Insurance                              28        26        2    7.7
  Professional fees, Collection
   and OREO expense                     100       181      (81) (44.8)
  Postage and telecommunications         92       108      (16) (14.8)
  Marketing                              70        58       12   20.7
  Other operating                       388       458      (70) (15.3)
                                     ------    ------    -----
   Total operating expenses          $2,590    $2,869    $(279)  (9.7)
                                     ======    ======    =====


The decrease in salaries for the quarter ended December 31, 1999 as compared with the prior year period was due primarily to lower staffing levels in 1999 and higher bonuses in 1998, offset in part by annual salary increases of approximately 4.5% in 1999. The increase in employee benefits results from higher health benefits expenses in 1999. The decrease in occupancy expense results from higher building maintenance at certain branch offices in the prior year coupled with lower costs in the current year resulting from the closure of the Winsted Office in May 1999. The decrease in professional, collection and OREO expense results from higher legal fees relating to collections in 1998.


Income taxes

Net income for the quarter included an income tax provision of $456,000, representing a 33.6% effective rate, as compared with a provision of $870,000 a year ago, representing a 60.3% effective rate. The tax provision for 1998 included a charge for $266,000 as a result of the formation of a Connecticut PIC discussed below.

On May 19, 1998 Connecticut legislation was passed which made sweeping changes to the corporation business tax treatment of banks and financial service companies. The new law permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a new special purpose entity called a "passive investment company" (PIC). In general, the Connecticut PIC can earn mortgage interest income, and pay dividends to its parent company, free from the Connecticut corporation business tax.

In December 1998, NewMil formed a Connecticut PIC and changed its Federal tax year to a calendar year basis to take advantage of the Connecticut statute. Effective January 1, 1999 NewMil transferred mortgages into the PIC and income of the PIC and its dividends to NewMil became exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective tax rate became 34%, compared with an effective rate, during the first two quarters of its 1999 fiscal year, of 40.27%.

Effect of Change in Accounting Principle and Extraordinary Item

Effective October 1, 1998 NewMil adopted the provisions of SFAS 133, and during the quarter ended December 31, 1998 reclassified securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. NewMil realized a loss, net of tax, of $162,000 on the transfer and sale of these securities. This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133.

During the quarter ended December 31, 1998, NewMil used the proceeds from the sale of the securities to prepay $22.5 million of Federal Home Loan Bank fixed rate advances. NewMil incurred a prepayment fee, net of taxes, of $87,000 that has been reported in net income as an extraordinary item.


RESULTS OF OPERATIONS
For the six month periods ended December 31, 1999 and 1998

Overview

NewMil earned net income of $1,904,000, or 50 cents per share (diluted), for the six month period ended December 31, 1999 as compared with $1,125,000, or 28 cents per share (diluted), for the period ended
December 31, 1998.

Net income for the six month period ended December 31, 1998 included a number of special adjustments resulting from the formation of a Connecticut PIC, the adoption of SFAS 133 and related securities sales and prepayment of above market rate Federal Home Loan Bank advances. Refer to the "Results of Operations - For the three month periods ended December 31, 1999 and 1998" for a detailed discussion of these adjustments.

Excluding these adjustments, income from core operations for the six month period ended December 31, 1999 increased 16.1% to $1,904,000 as compared with $1,640,000 for the period ended December 31, 1998. The improvement resulted from increased net interest income and a negative provision for loan losses, offset by a decrease in non-interest income and an increase in non-interest expense.

Analysis of net interest and dividend income

Net interest and dividend income increased $644,000, or 10.4%, for the six months ended December 31, 1999 as compared with the prior year period. This increase resulted from a 58 basis point increase in the net interest margin to 4.08% from 3.50%, offset in part by a $19.4 million, or 5.4% decrease in average earning assets.


The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for the six month periods ended December 31, 1999 and 1998.


Six months ended December 31, 1999      Average    Income/     Average
(dollars in thousands)                  balance    expense   yield/rate
                                        -------    -------   ----------
Loans(a)                                $217,313   $8,349       7.68%
Mortgage backed securities                86,839    2,782       6.41
Other securities(b)                       32,251      875       5.43
                                        --------  -------
 Total earning assets                    336,403   12,006       7.14
Other assets                              10,733  -------
                                        --------
 Total assets                           $347,136
                                        ========

NOW accounts                            $ 36,464      209       1.15
Money market accounts                     72,311    1,062       2.94
Savings & other                           48,827      595       2.44
Certificates of deposit                  124,198    2,920       4.70
                                        --------   ------
 Total interest-bearing deposits         281,800    4,786       3.40
Borrowings                                11,750      358       6.09
                                        --------   ------
 Total interest-bearing funds            293,550    5,144       3.51
Demand deposits                           18,720   ------
Other liabilities                          1,689
Shareholders' equity                      33,177
                                        --------
 Total liabilities and
 shareholders' equity                   $347,136
                                        ========
Net interest income                                $6,862
                                                   ======
Spread on interest-bearing funds                                3.63
Net interest margin(c)                                          4.08



Six months ended December 31, 1998      Average    Income/    Average
(dollars in thousands)                  balance    expense   yield/rate
                                        -------    -------   ----------
Loans(a)                                $175,909   $7,335       8.34%
Mortgage backed securities                95,992    2,879       6.00
Other securities(b)                       83,867    2,431       5.80
                                        --------   ------
 Total earning assets                    355,768   12,645       7.11
Other assets                              12,987   ------
                                        --------
 Total assets                           $368,755
                                        ========

NOW accounts                            $ 31,886      194       1.22
Money market accounts                     67,392    1,020       3.03
Savings & other                           46,867      639       2.73
Certificates of deposit                  136,123    3,569       5.24
                                        --------   ------
 Total interest-bearing deposits         282,268    5,422       3.84
Borrowings                                33,709    1,005       5.96
                                        --------   ------
 Total interest-bearing funds            315,977    6,427       4.07
Demand deposits                           16,348   ------
Other liabilities                          2,069
Shareholders' equity                      34,361
                                        --------
 Total liabilities and
 shareholders' equity                   $368,755
                                        ========

Net interest income                                $6,218
                                                   ======
Spread on interest-bearing funds                                3.04
Net interest margin(c)                                          3.50


(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.



The following table sets forth the changes in interest due to volume and rate for the six month periods ended December 31, 1999 and 1998.

Six months ended December 31                  1999 versus 1998
(dollars in thousands)                     Change in interest due to
                                       Volume    Rate   Vol/rate   Net
                                       ------    ----   --------   ---
Interest-earning assets:
  Loans                                $1,726    $(577)  $(135)  $1,014
  Mortgage backed securities             (275)     196     (18)     (97)
  Other securities                     (1,496)    (156)     96   (1,556)
                                       ------    -----   -----   ------
   Total                                  (45)    (537)    (57)    (639)
                                       ------    -----   -----   ------
Interest-bearing liabilities:
  Deposits                                 (9)    (628)      1     (636)
  Borrowings                             (655)      22     (14)    (647)
                                       ------    -----   -----   ------
   Total                                 (664)    (606)    (13)  (1,283)
                                       ------    -----   -----   ------
Net change to interest income          $  619    $  69   $ (44)  $  644
                                       ======    =====   =====   ======


Interest income

Total interest and dividend income decreased $639,000, or 5.1%, for the six month period ended December 31, 1999 as compared with the same period a year ago. This decrease resulted from a $19.4 million, or 5.4%, decrease in average earning assets offset in part by an increase in average yield of 3 basis points to 7.14%.

Loan interest and fee income increased $1,014,000, or 13.8%, for the six month period ended December 31, 1999 as compared with the prior year period as a result of an increase in average loan balances offset in part by a decrease in average yield. Average yield declined 66 basis points to 7.68%. Average loan balances increased $41.4 million, or 23.5%. The increased volume was primarily in lower yielding residential mortgage loans.

Interest and dividends on investments and federal funds sold decreased $1,653,000, or 31.1%, as a result of a $60.8 million, or 33.8%, decrease in average balances offset in part by a higher average yield, which increased 23 basis point to 6.14%. The decrease in volume results from maturities, sales and monthly repayments on MBS and CMOs.


Interest expense

Interest expense for the six month period ended December 31, 1999 decreased $1,283,000, or 20.0%, as compared with the same period a year ago as a result of a $22.4 million, or 7.1%, decrease in average borrowings and deposit balances for the period coupled with a 56 basis point decrease in the cost of funds to 3.51%.

Deposit expense decreased $636,000, or 11.7%, as a result of a 44 basis points decrease in the average cost of funds coupled with a decrease of $468,000, or 0.2%, in average interest bearing deposit balances for the period. Deposit expense has also benefitted from a more favorable deposit mix. Average savings account balances increased over the period by $2.0 million, or 4.2%, NOW account balances increased $4.6 million, or 14.4%, and Money Market accounts increased $4.9 million, or 7.3%. Certificates of deposit decreased by $11.9 million, or 8.8%. The average rate paid on Certificate of deposit declined to 4.70% from 5.24% a year ago, while NOW deposit rates declined to 1.15% from 1.22% a year ago, Savings rates declined to 2.44% from 2.73% and Money Market rates declined to 2.94% from 3.03%.

Interest expense on borrowings decreased $647,000, or 64.4%, as a result of lower average borrowings offset by a higher average borrowing cost. Average borrowings for the current six month period were $22.0 million, or 65.1%, lower than the prior year period and the average borrowings cost was 13 basis points higher than the prior year period.


Provision and Allowance for loan losses

NewMil had a negative provision of $495,000 for loan losses during the six month period ended December 31, 1999, compared with a provision of $50,000 for the prior year period. The negative provision resulted from a loan loss recovery of $545,000, in the September 30, 1999 quarter, related to a loan that had been charged off in prior years. The recovery represents cash received from the borrower's bankruptcy court proceedings.

If it had not been for the loan loss recovery of $545,000 received during the September 30, 1999 quarter the provision would have been similar to the prior year period expense. NewMil remains adequately reserved both against total loans and non-performing loans. For a detailed discussion of the Bank's allowance for loan losses refer to the "Results of Operations - For the three month periods ended December 31, 1999 and 1998" above.


Non-interest income

The following table details the principal categories of non-interest income for the six month periods ended December 31:

  (in thousands)                   1999      1998         Change
                                   ----      ----         ------
  Service charges on
   deposit accounts                $ 672     $ 601    $  71     11.8%
  Gain on sale of branch              75        -        75    100.0
  Gains on sale of OREO               23       864     (841)   (97.3)
  Gains on sales of mortgage
   loans, net                         84       290     (206)   (71.0)
  Loan servicing                      34        43       (9)   (20.9)
  Securities losses, net            (109)       -      (109)  (100.0)
  Other                              163       159        4      2.5
                                   -----    ------  -------
   Total non-interest income       $ 942    $1,957  $(1,015)   (51.9)
                                   =====    ======  =======


The decrease in non-interest income results from security losses and lower gains on sales of OREO and mortgage loans in 1999, offset in part by an additional premium received in 1999 from the sale of the Winsted Office in May 1999. The additional premium resulted from certain competitive events not occurring within a time frame stipulated in the sale agreement. Gains on sales of OREO in 1998 included the sale of a property taken into OREO several years before, at which time it was written down to its market value. As a result of a stronger real estate market in 1998 it was sold at a significant gain. The decrease in gains on sales of residential mortgage loans resulted from lower loan sales volume, $4.6 million in 1999 compared with $14.3 million in 1998. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold with servicing rights released. The decrease in loan servicing fees results from portfolio run-off. The Bank has not sold loans with servicing rights retained since June 1995.


Operating expenses

The following table details the principal categories of operating expenses for the three month periods ended December 31:

  (in thousands)                   1999      1998         Change
                                   ----      ----         ------
  Salaries                         $2,396    $2,357     $ 39    1.7%
  Employee benefits                   600       562       38    6.8
  Occupancy                           473       512      (39)  (7.6)
  Equipment                           420       446      (26)  (5.8)
  Insurance                            56        52        4    7.7
  Professional fees, Collection
   and OREO expense                   356       241      115   47.7
  Postage and telecommunications      177       208      (31) (14.9)
  Marketing                           140       127       13   10.2
  Other operating                     817       836      (19)  (2.3)
                                   ------    ------     ----
   Total operating expenses        $5,435    $5,341     $ 94    1.8
                                   ======    ======     ====


The increase in salaries expense for the six months ended December 31, 1999 as compared with the prior year period was due primarily to annual salary increases of approximately 4.5%, offset, in part, by lower staffing levels. The decrease in occupancy expense results from the closure of the Winsted Office in May 1999. Professional, Collection and OREO expense increased as a result of legal fees for litigation over the sale of OREO and expenses related to several strategic initiatives that had been undertaken during the six month period ended December 1999. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, decreased $37,000 as a result of changes in operating activities.


Income taxes

Net income for the six month period included an income tax provision of $960,000, representing a 33.5% effective rate, as compared with a provision of $1,410,000 a year ago, representing a 50.6% effective rate. The provision for December 31, 1998 included a charge of $266,000 as a result of the formation of the Connecticut PIC. For a detailed discussion of the formation of the PIC see "Results of Operation - For the three month periods ended December 31, 1999 and 1998" above.


FINANCIAL CONDITION

Total assets decreased $10.3 million, or 2.9%, to $341.8 million during the six month period from June 30, 1999 through December 31, 1999. During the six month period securities decreased $9.6 million, or 8.1%, net loans increased $4.3 million, or 2.0%, deposits decreased $869,000, or 0.3%, and borrowings decreased $7.5 million.


Securities

Securities decreased $9.6 million, or 8.1%, during the six month period ended December 31, 1999, as maturities and sales exceeded purchases. During the period ended NewMil purchased $2.0 million of fixed rate mortgage backed securities and $8.5 million of corporate bonds and sold $8.4 million of other fixed rate mortgage backed securities.

NewMil's securities portfolio consists of MBS, bank qualified municipal bonds, corporate bonds, CMOs and equity securities. At December 31, 1999, 89.7% of the portfolio consisted of fixed rate securities and included MBS, municipal bonds, corporate bonds and CMOs. At December 31, 1999 total fixed rate securities had a projected weighted average duration and life of 4.8 years and 6.7 years, respectively, based on median projected prepayment speeds at current interest rates. At December 31, 1999, 7.8% of the portfolio consisted of floating rate CMOs and MBSs that generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate securities had a projected weighted average duration and life of
0.1 years and 7.8 years, respectively, based on median projected prepayment speeds at current interest rates. Floating rate MBSs are tied to the Eleventh District Cost of Funds index, while the floating rate CMOs are tied to Treasury indices. The remaining 2.5% of the portfolio at December 31, 1999, was represented by Federal Home Loan Bank stock and Bankers Bank Northeast stock.

At December 31, 1999, securities totaling $66.2 million, or 60.9%, were classified as available-for-sale and securities totaling $42.4 million, or 39.1%, were classified as held-to-maturity.


Loans

Net loans grew $4.3 million, or 2.0%, during the six month period ended December 31, 1999. Loans originated and loan advances totaled $37.2 million, while loan repayments and loans sold in the secondary market were $28.3 million and $4.6 million, respectively. Loans originated include $4.2 million of residential mortgage loans purchased for portfolio.

Major classifications of loans are as follows:

                                               December 31,   June 30,
     (in thousands)                               1999          1999
                                                  ----          ----
     Real estate mortgages:
      One-four family residential               $128,905      $128,371
      Five or more family residential              4,410         6,152
      Commercial                                  48,946        47,894
      Land                                         1,993         2,410
     Commercial and industrial                    13,553         7,773
     Home equity lines of credit                  18,841        19,429
     Installment and other                         2,622         2,850
                                                --------      --------
      Total loans, gross                         219,270       214,879
     Deferred loan origination fees
      and purchase premium, net                       71           146
     Allowance for loan losses                    (5,029)       (4,989)
                                                --------      --------
      Total loans, net                          $214,312      $210,036
                                                ========      ========


The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works with several government-assisted lending programs. Commercial mortgage loans, including mortgages on land and multi-family property decreased $1,107,000, or 2.0% since June 30, 1999, and C & I loans increased $5,780,000, or 74.4%, for the period.

The Residential Mortgage Department, in addition to traditional portfolio lending, sells a variety of mortgage products on a service-released basis. During the six month period ended December 31, 1999 the department originated and sold $4.5 million of loans to the secondary market. From time to time the department supplements its own portfolio originations by purchasing Connecticut residential mortgage loans from several correspondent lenders. During the six month period ended December 31, 1999 the department purchased $4.2 million of loans for portfolio. Since June 30, 1999 the residential mortgage loan portfolio has increased by $535,000, or 0.4%, while home equity lines decreased $588,000, or 3.0%, for the period.

Non-performing assets

The following table details changes in non-performing assets during the six month periods ended December 31.

(in thousands)                                     1999      1998
                                                   ----      ----
Balance, beginning of year                        $1,569    $1,683
Loans placed on non-accrual status                   603       632
Change in accruing loans past
  due 90 or more days, net                           263      (400)
Payments to improve OREO                              28       108
Loan payments                                         (3)     (125)
Loans returned to accrual status                    (179)       (3)
Loan charge-offs                                     (20)      (30)
Gross proceeds from OREO sales                      (190)   (1,076)
Gains on OREO sales, net                              23       864
Reverse provision for OREO
  valuation reserve                                  -          19
                                                  ------    ------
Balance, end of period                            $2,094    $1,672
                                                  ======    ======
Percent of total assets                            0.61%     0.47%



During the six month period ended December 31, 1999 non-performing assets increased $525,000, or 33.5%, due principally to new non-accrual loans and loans 90 days past due and accruing offset in part by a decrease in OREO. The increase in non-accrual loans is primarily the result of two loans for $484,000 becoming non-accrual. The increases in loans 90 days past due and accruing is primarily the result of one loan for $270,000 that has become 90 days past due and still accruing. Additions to non-accrual loans generally represent loans which had previously been classified on NewMil's internally monitored list and had been adequately reserved. Additions to loans 90 days past due and still accruing represent loans which are classified on NewMil's internally monitored list, have adequate collateral value, and are in the process of collection.

In addition to non-performing assets, at December 31, 1999 NewMil had $4,752,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.


The following table details the composition of non-performing assets as of December 31, 1999.

Non-Performing Assets                  Accruing
(dollars in thousands)                  loans                Total
                              Non-     past due               non-
                            accrual      90 or             performing
                             loans    more days    OREO      assets
                             -----    ---------    ----      ------
December 31, 1999
Real estate:
 Residential                 $  235   $  444       $ 212     $ 891

 Commercial                     796        4          -        800
 Land and land
 development                    403       -           -        403
Collateral and
 installment loans               -        -           -         -
                             ------   ------       -----    ------
 Totals                      $1,434   $  448       $ 212    $2,094
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


LIQUIDITY

NewMil manages its liquidity position to ensure that there is sufficient funds available at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The principal sources of liquidity for NewMil are principal payments and maturities of securities and loans, short term borrowings through repurchase agreements and Federal Home Loan Bank advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities.

Operating activities for the six month period ended December 31, 1999 used net cash of $538,000. Investing activities provided net cash of $4,958,000, principally as a result of securities repayments, sales and maturities offset, in part, by securities and loans purchased. Financing activities used net cash of $9,381,000, principally due to repayment of borrowings, a net deposit decline, dividends paid and treasury stock purchases. Funds provided by investing activities, together with a $5.0 million decrease in cash and overnight federal funds sold, were utilized to fund financing activities.

At December 31, 1999, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $171.0 million, to net deposits and short term unsecured liabilities, was 59.7%, well in excess of NewMil's minimum guideline of 15%. At December 31, 1999, NewMil had outstanding commitments to fund new loan originations of $3.4 million, construction mortgage commitments of $5.1 million and unused lines of credit of $25.8 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

Shareholders' equity increased $2,000, to $33,137,000, while book value per share increased $0.06 to $9.10, during the six month period ended December 31, 1999. The increase in equity resulted from net income of $902,000, or $0.23 per share (diluted), option proceeds of $336,000 offset, in part, by net unrealized losses on securities during the period, net of taxes, of $470,000, treasury stock purchases of $1,038,000 and dividends paid of $730,000.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At December 31, 1999 NewMil's leverage capital ratio was 9.84% and its tier I and total risk-based capital ratios were 17.26% and 18.53%, respectively. At December 31, 1999 the Bank's leverage capital ratio was 9.78% and its tier I and total risk-based capital ratios were 17.74% and 19.00%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.


Dividends

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years.
Consequently, the maximum amount of dividends payable by the Bank to NewMil as of December 31, 1999 was $1,120,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.

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


YEAR 2000

Year 2000 Action Plan

In early 1997 NewMil developed its Year 2000 Action Plan (Plan) to ensure that its operating systems, and those of its outside vendors and suppliers, will function correctly in the year 2000 and beyond. During 1999 NewMil became compliant with its Year 2000 Plan. The Plan was managed by the Year 2000 Committee, comprised of representatives from each operational area of the Bank. The Plan had five phases: (1) awareness; (2) assessment; (3) renovation; (4) validation; and, (5) implementation.

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

The renovation phase addressed the bringing of systems into compliance, systems replacements and retirements. The renovation phase was completed for all items during the first six months of 1999.

The validation phase addressed systems testing by the Bank and its outside vendors and suppliers alike. The Bank converted its in-house computer system in November 1998 from a legacy computer system to a client server relational database system. The Bank's new client server system was certified Year 2000 compliant by the supplying vendor and the Bank verified compliance in early 1999. Several third party interfaces were scheduled for testing in early 1999 as well. All systems testing were completed during the first six months of 1999.

The implementation phase addressed the roll out of Year 2000 compliant systems during 1998 and 1999. The implementation phase was completed for all items during the first six months of 1999.

In addition, contingency plans had been developed for all systems with high criticality ratings. All testing of contingency plans was completed as of September 30, 1999.

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

Federal banking agencies conducted supervisory reviews of all financial institutions Year 2000 readiness. In February 1998 the FDIC completed an assessment of the Bank's Year 2000 planning efforts. In September 1998 the FDIC conducted a supervisory review of the Bank's Year 2000 conversion effort. In March 1999 the FDIC and State of Connecticut completed their Year 2000 Readiness Phase II Assessment of the Bank.


Costs

The cost of Year 2000 compliance was minimal because the Bank converted its in-house data processing system to a new system which has been certified to be Year 2000 compliant. This cost has been capitalized and is being depreciated over the fixed assets useful lives. Based on current information, management believes that any additional costs related to NewMil's Year 2000 systems issues will not have a material impact on the operations, cash flows or financial condition of NewMil.


Risks

NewMil has not experienced any disruption of service or problems relating to the century change. There is still general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and borrowers and NewMil is unable to determine conclusively at this time whether the consequences of Year 2000 failures in the future, if any, will have a material impact on NewMil's results of operations, liquidity or financial condition. However, based on NewMil's high level of readiness and the readiness reported by all significant third party vendors, NewMil does not expect any significant disruption of service. The Year 2000 Action Plan significantly reduced NewMil's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its material vendors, suppliers and commercial borrowers. NewMil believes that, with the implementation of the new client server system and the completion of the Plan as scheduled, the possibility of significant interruptions of normal operations will be minimized.


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


                         NEWMIL BANCORP, INC.



February 9, 2000         By    /s/ Francis J. Wiatr
                         Francis J. Wiatr,
                         Chairman, President and CEO



February 9, 2000         By    /s/ B. Ian McMahon
                         B. Ian McMahon,
                         Chief Financial Officer