Form 10-Q
period 2000-03-31
NEWMIL BANCORP INC
filed 2000-05-15
CIK 807524

Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended
                          March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of March 31, 2000 is 3,608,225.













               NEWMIL BANCORP, INC. and SUBSIDIARY

                        TABLE OF CONTENTS


                                                             Page

                  PART I  FINANCIAL INFORMATION

Item 1 Financial Statements:

       Consolidated Balance Sheets as of
       March 31, 2000 and June 30, 1999. . . . . . . . . . . . .3

       Consolidated Statements of Income
       for the three month and nine month periods
       ended March 31, 2000 and 1999 . . . . . . . . . . . . . .4

       Consolidated Statements of Changes in
       Shareholders' Equity for the nine month
       periods ended March 31, 2000 and 1999 . . . . . . . . . .6

       Consolidated Statements of Cash Flows
       for the nine month periods ended
       March 31, 2000 and 1999 . . . . . . . . . . . . . . . . .7

       Notes to Consolidated Financial Statements. . . . . . . .8

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

Item 1 Legal Proceedings . . . . . . . . . . . . . . . . . . . 29

Item 4 Submission of matters to a vote of
       security holders. . . . . . . . . . . . . . . . . . . . 29

Item 5 Other information . . . . . . . . . . . . . . . . . . . 29

Item 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . 29









NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                                 March 31,    June 30,
                                                   2000         1999
                                                   ----         ----
                                                (unaudited)
ASSETS
Cash and due from banks                           $ 12,161   $  9,719
Federal funds sold                                   4,359      3,167
                                                  --------   --------
 Total cash and cash equivalents                    16,520     12,886
Securities:
 Available-for-sale at market                       98,790     74,135
 Held-to-maturity at amortized cost
  (market value: $39,308 and $42,911)               41,129     44,067
Loans (net of allowance for
 loan losses: $4,983 and $4,989)                   216,055    210,036
Other real estate owned                                307        333
Bank premises and equipment, net                     5,846      6,238
Accrued income                                       2,352      2,190
Deferred tax asset, net                              2,091      1,788
Other assets                                           629        444
                                                  --------   --------
    Total Assets                                  $383,719   $352,117
                                                  ========   ========

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                    $ 18,988   $ 18,622
 NOW accounts                                       40,943     34,660
 Money market                                       70,253     71,252
 Savings and other                                  50,019     49,443
 Certificates of deposit                           126,818    126,146
                                                  --------   --------
    Total deposits                                 307,021    300,123
Federal Home Loan Bank advances                     34,800     15,000
Due to brokers                                       5,871        -
Accrued interest and other liabilities               2,722      3,859
    Total Liabilities                              350,414    318,982

Commitments and contingencies                          -          -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,990,138 shares                          2,995      2,995
 Paid-in capital                                    43,332     43,773
 Retained earnings                                  12,472     10,637
 Accumulated other comprehensive income             (1,678)    (1,132)
 Treasury stock, at cost - 2,381,913
  and 2,325,924 shares                             (23,816)   (23,138)
                                                  --------   --------
    Total Shareholders' Equity                      33,305     33,135
                                                  --------   --------
    Total Liabilities and Shareholders' Equity    $383,719   $352,117
                                                  ========   ========


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)
                                  Three months ended  Nine months ended
                                          March 31         March 31
                                       2000     1999     2000     1999
                                       ----     ----     ----     ----
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans            $4,307  $4,009   $12,656 $11,344

 Interest on securities                 1,923   1,810     5,403   6,535
Dividend income                            44      44       128     124
 Interest on federal funds sold            30      81       123     586
                                       ------  ------    ------  ------
  Total interest and dividend income    6,304   5,944    18,310  18,589
                                       ------  ------    ------  ------
INTEREST EXPENSE
 Deposits                               2,391   2,492     7,177   7,914
 Borrowed funds                           370     224       728   1,229
                                       ------  ------    ------  ------
  Total interest expense                2,761   2,716     7,905   9,143
                                       ------  ------    ------  ------
Net interest and dividend income        3,543   3,228    10,405   9,446
                                       ------  ------    ------  ------
PROVISION FOR LOAN LOSSES                 -        25      (495)     75
                                       ------  ------    ------  ------
Net interest and dividend
 income after provision
  for loan losses                       3,543   3,203    10,900   9,371
                                       ------  ------    ------  ------
NON-INTEREST INCOME
 Service charges on deposit accounts      312     265       984     866
 Gain on sale of branch                    -       -         75      -
 Gains on sales of mortgage loans, net     30     161       114     451
 Securities losses, net                    -       -       (109)     -
 Gains on sales of OREO                    -      478        23   1,342
 Loan servicing fees                       16      19        50      62

 Other                                     83      76       246     235
                                       ------  ------    ------  ------
  Total non-interest income               441     999     1,383   2,956
                                       ------  ------    ------  ------
NON-INTEREST EXPENSE
 Salaries                               1,194   1,316     3,590   3,673
 Employee benefits                         96     345       696     907
 Occupancy                                242     268       715     780
 Equipment                                217     222       637     668
 Insurance                                 29      26        85      78
 Professional, collection and
  OREO expense                            142     107       498     348
 Other                                    488     572     1,622   1,743
                                       ------  ------    ------  ------
  Total non-interest expense            2,408   2,856     7,843   8,197
                                       ------  ------    ------  ------
Income before income taxes,
 cumulative effect of accounting
 change and extraordinary item          1,576   1,346     4,440   4,130
Provision for income taxes                553     466     1,513   1,876
                                       ------  ------    ------  ------
Income before cumulative effect
 of accounting change and
 extraordinary item                     1,023     880     2,927   2,254
Cumulative effect of accounting
 change, net of taxes                      -      -          -     (162)
Extraordinary item                         -      -          -      (87)
                                        ------  ------   ------  ------
NET INCOME                              $1,023  $  880   $2,927  $2,005
                                        ======  ======   ======  ======




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)
                                   Three months ended  Nine months ended
                                         March 31           March 31
                                      2000     1999      2000     1999
                                      ----     ----      ----     ----
Diluted earnings per share
 Income before cumulative effect of
   accounting change and
   extraordinary item                 $0.27    $0.22     $0.76    $0.56
 Cumulative effect of change in
   accounting principle, net of tax   (0.00)   (0.00)    (0.00)   (0.04)
 Extraordinary item, net of tax       (0.00)   (0.00)    (0.00)   (0.02)
                                      -----    -----     -----    -----
 Net income                           $0.27    $0.22     $0.76    $0.50
                                      =====    =====     =====    =====

Basic earnings per share
 Income before cumulative effect of
   accounting change and
   extraordinary item                 $0.28    $0.23     $0.80    $0.58
 Cumulative effect of change in
   accounting principle, net of tax   (0.00)   (0.00)    (0.00)   (0.04)
 Extraordinary item, net of tax       (0.00)   (0.00)    (0.00)   (0.02)
 Net income                           $0.28    $0.23     $0.80    $0.52
                                      =====    =====     =====    =====
Dividends per share                   $0.10    $0.09     $0.30    $0.26
                                      =====    =====     =====    =====



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                                  Common     Paid-in     Retained
                                   Stock     capital     earnings
                                   -----     -------     --------
Balances at June 30, 1998          $2,995    $43,881     $8,933

Net income                           -          -         2,005
Change in net unrealized
 gains (losses) on
 securities, net of taxes            -          -          -
Total comprehensive income

Cash dividends paid                  -          -          (996)
Proceeds from exercise
 of stock options                    -          (108)      -
Acquisition of
 treasury stock                      -          -          -
                                   ------    -------     ------
   Balances at March 31, 1999      $2,995    $43,773     $9,942
                                   ======    =======     ======

Balances at June 30, 1999          $2,995    $43,773    $10,637

Net income                           -          -         2,927
Change in net unrealized
 gains (losses) on securities,
 net of taxes                        -          -          -
Total comprehensive income

Cash dividends paid                  -          -        (1,092)
Proceeds from exercise of
 stock options                       -          (441)      -
Acquisition of treasury stock        -          -          -
                                   ------    -------    -------
   Balances at March 31, 2000      $2,995    $43,332    $12,472
                                   ======    =======    =======



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                                           Accumulated
                                              other
                                          comprehensive
                                              income           Total
                             Treasury       Unrealized      shareholders
                               stock      gains (losses)       equity
                               -----      --------------       ------
Balances at June 30, 1998    $(21,195)       $(1,205)          $33,409

Net income                       -              -                2,005
Change in net unrealized
 gains (losses) on securities,
 net of  taxes                   -               907               907
                                                               -------
Total comprehensive income                                       2,912
                                                               -------

Cash dividends paid              -               -                (996)
Proceeds from exercise
 of stock options                 168            -                  60
Acquisition of
 treasury stock                  (843)           -                (843)
                             --------         -------          -------
Balances at March 31, 1999   $(21,870)        $  (298)         $34,542
                             ========         =======          =======

Balances at June 30, 1999   $(23,138)         $(1,132)         $33,135

Net income                      -                -               2,927
Change in net unrealized
 gains (losses) on securities,
 net of taxes                   -                (546)            (546)
                                                               -------
Total comprehensive income                                       2,381
                                                               -------
Cash dividends paid             -                -              (1,092)
Proceeds from exercise
 of stock options                814             -                 373
Acquisition of
 treasury stock               (1,492)            -              (1,492)
                             -------          -------          -------
Balances at March 31, 2000  $(23,816)         $(1,678)         $33,305
                            =========         =======          =======


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                     Nine months ended
(unaudited)                                           March 31,
                                                     2000     1999
                                                     ----     ----
Operating Activities
  Net income                                         $2,927   $2,005
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loan losses                          (495)      75
    Provision for depreciation and amortization         552      564
    (Increase) decrease in deferred income tax asset    (22)     167
    Amortization and accretion of securities
      premiums and discounts, net                       185      602
    Securities losses, net                              109      -
    Cumulative effect of accounting change, net          -       162
    Extraordinary loss on debt extinguishment, net       -        87
    Realized gains on loan sales, net                  (114)    (451)
    Realized gains on OREO sales, net                   (23)  (1,342)
    (Increase) decrease in accrued income              (160)      51
    (Decrease) increase in accrued interest expense
      and other liabilities                          (1,146)     756
    Increase in other assets, net                      (189)    (369)
                                                    -------  -------
      Net cash provided by
      operating activities                            1,624    2,307
                                                    -------  -------
Investing Activities
  Proceeds from sales of securities
   available-for-sale                                   -     20,933
  Proceeds from sales of mortgage backed securities
   available-for-sale                                 8,411      -
  Proceeds from maturities and principal
   repayments of securities                           2,153   25,284
  Purchases of securities held-to-maturity              -    (10,565)
  Purchases of securities available-for-sale        (18,311)     -
  Purchases of mortgage backed securities
   available-for-sale                               (21,540) (15,598)
  Principal collected on mortgage backed securities  12,320   26,433
  Loan advances, net                                 (1,355)  (5,408)
  Loans purchased for portfolio                      (4,164) (37,580)
  Proceeds from sales of OREO                           190    1,815
  Payments to improve OREO                              (31)    (107)
  Purchases of Bank premises
   and equipment, net                                  (160)    (945)
                                                    -------  -------
      Net cash (used) provided by
       investing activities                         (22,487)   4,262
                                                    -------  -------
Financing Activities
  Net increase in deposits                            6,908   11,321
  Net advances (repayments) from FHLB advances       19,800  (22,500)
  Cash dividends paid                                (1,092)    (996)
  Treasury stock purchased                           (1,492)    (843)
  Proceeds from exercise of stock options               373       60
                                                    -------  -------
      Net cash provided (used) by
      financing activities                           24,497  (12,958)
                                                    -------  -------
      Increase (decrease) in cash and
       cash equivalents                               3,634   (6,389)
Cash and federal funds sold, beginning of year       12,886   30,476
                                                    -------  -------
Cash and federal funds sold, end of period          $16,520  $24,087
                                                    =======  =======
Cash paid during period
  Interest to depositors                            $ 7,165   $7,904
  Interest on borrowings                                692    1,334
  Income taxes                                        1,067    1,510
Non-cash transfers
  From loans to OREO                                    109       60
  From securities held-to-maturity to
   securities available-for-sale                              21,509




                  NEWMIL BANCORP, INC. and SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. ("NewMil") include those of NewMil and its wholly-owned subsidiary, New Milford Savings Bank (the "Bank"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of NewMil and its operations and cash flows for the interim periods presented.

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the year ended June 30, 1999.


NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

(dollars in thousands)            Estimated       Gross        Amort-
                                    fair        unrealized      ized
                                   value       gains  losses   cost
                                   -----       -----  ------   ----
March 31, 2000
US Agency Obligations
 Within 5 years                    $  9,791    $ 31   $   22   $ 9,782
Mortgage backed securities           70,862      40    2,126    72,948
Collateralized mortgage
 obligations                          1,166      -       151     1,317
Other Bonds and Notes
 Within 5 years                      14,206      -       198    14,404
                                   --------    ----   ------  --------
  Total debt securities              96,025      71    2,497    98,451
Equity securities                     2,765      -        -      2,765
 Total securities                  --------    ----   ------  --------
  available-for-sale               $ 98,790    $ 71   $2,497  $101,216
                                   ========    ====   ======  ========

June 30, 1999
Mortgage backed securities         $ 70,106    $ -    $1,438  $ 71,544
Collateralized mortgage
 obligations                          1,264      -       121     1,385
                                   --------    ----   ------   -------
  Total debt securities              71,370      -     1,559    72,929
Equity securities                     2,765      -       -       2,765
                                   --------    ----   ------   -------
 Total securities
  available-for-sale               $ 74,135    $ -    $1,559   $75,694
                                   ========    ====   ======   =======



Securities classified held-to-maturity (carried at amortized cost) were as follows:

(dollars in thousands)                            Gross       Estimated
                                  Amortized      unrealized     fair
                                   cost(a)    gains  losses     value
                                   -------    -----  ------     -----
March 31, 2000
Municipal Bonds
 After 10 years                    $10,552    $ -    $  955     $ 9,597
Mortgage backed securities          22,002       3      456      21,549
Collateralized mortgage
 obligations                         8,575      11      424       8,162
                                   -------    ----   ------     -------
 Total securities
  held-to-maturity                 $41,129    $ 14   $1,835     $39,308
                                   =======    ====   ======     =======
June 30, 1999
Municipal Bonds
 After 10 years                    $10,558    $ -    $  866     $ 9,692
Mortgage backed securities          22,890      37       -       22,927
Collateralized mortgage
 obligations                        10,619      51      378      10,292
                                   -------    ----   ------     -------
 Total securities
  held-to-maturity                 $44,067    $ 88   $1,244     $42,911
                                   =======    ====   ======     =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.




Securities with an amortized cost of $786,000 and a market value of $743,000 were pledged as collateral against public funds at March 31, 2000.

Cash proceeds and realized gains and losses from sales of securities during the nine month periods ended March 31 are as follows:

(dollars in thousands)                    Cash     Realized   Realized
                                        proceeds    gains      losses
                                        --------    -----      ------
Nine months ended March 31, 2000
Available-for-sale
  Mortgage backed securities            $ 8,411     $ -        $109
                                        =======     =====      ====

Nine months ended March 31, 1999
Available-for-sale
   Collateralized mortgage
    obligations (a)                     $20,933     $ -        $274
                                        =======     =====      ====

(a) This sale was transacted under the provisions of SFAS 133 with the loss being reported as the cumulative effect of a change in accounting principle.



NOTE 3 - LOANS

Major classifications of loans are as follows:

                                             March 31,      June 30,
     (in thousands)                            2000           1999
                                               ----           ----
     Real estate mortgages:
      One-four family residential              $128,381      $128,371
      Five or more family residential             4,383         6,152
      Commercial                                 48,578        47,894
      Land                                        2,101         2,410
     Commercial and industrial                   15,867         7,773
     Home equity lines of credit                 19,252        19,429
     Installment and other                        2,419         2,850
                                               --------      --------
      Total loans, gross                        220,981       214,879
     Deferred loan origination fees
      and purchase premium, net                      57           146
     Allowance for loan losses                   (4,983)       (4,989)
                                               --------      --------
      Total loans, net                         $216,055      $210,036
                                               ========      ========

     Impaired loans
      With valuation allowance                     $347          $300
      With no valuation allowance                   452           453
                                                   ----          ----
      Total impaired loans                         $799          $753
                                                   ====          ====
      Valuation allowance                          $ 86          $173





Changes in the allowance for loan losses during the nine month periods ended March 31, are as follows:

     (in thousands)                                 2000         1999
                                                    ----         ----

     Balance, beginning of period                 $4,989        $5,004
     Provision for losses                           (495)           75
     Charge-offs                                     (73)          (36)
     Recoveries                                      562            57
                                                  ------        ------
     Balance, end of period                       $4,983        $5,100
                                                  ======        ======


NOTE 4 - NON-PERFORMING ASSETS


The components of non-performing assets were as follows:

                                              March 31,       June 30,
     (in thousands)                             2000           1999
                                                ----           ----
      Non-accrual loans                        $1,008        $1,051
      Accruing loans past due
        90 days or more                           254           185
      Accruing troubled debt
        restructured loans                        -             -
                                               ------        ------
        Total non-performing loans              1,262         1,236
                                               ------        ------
      Other real estate owned                     307           333
                                               ------        ------
        Total non-performing assets            $1,569        $1,569
                                               ======        ======




Other real estate owned (OREO) includes collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt.


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

                                   Three months ended  Nine months ended
                                        March 31,          March 31,
(in thousands)                         2000    1999       2000    1999
                                       ----    ----       ----    ----

Basic                                  3,621   3,804      3,644   3,825
Effect of dilutive stock options         171     194        183     194
                                       -----   -----      -----   -----
Diluted                                3,792   3,998      3,827   4,019
                                       =====   =====      =====   =====



NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income for the three and nine month periods ended March 31, are as follows:

                                 Three months ended    Nine months ended
                                     March 31,             March 31,
(in thousands)                     2000     1999         2000     1999
                                   ----     ----         ----     ----
Comprehensive income
  Net income                       $1,023   $  880       $2,927   $2,005
  Net unrealized (losses) gains on
    securities during period          (76)    (151)        (546)     907
                                   ------   ------       ------   ------
Comprehensive income               $  947   $  729       $2,381   $2,912
                                   ======   ======       ======   ======



The components of other comprehensive income, and related tax effects were as follows:

(in thousands)                             Before      Tax      Net of
                                            tax     (expense)    tax
                                           amount    benefit    amount
                                           ------    -------    ------
Three months ended March 31, 2000
Net unrealized losses on securities
  available-for-sale arising
  during the period                        $(123)    $   42     $ (81)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                     8         (3)        5
                                           -----      -----     -----
Net unrealized losses on
  securities during period                 $(115)     $  39     $ (76)
                                           =====      =====     =====
Nine months ended March 31, 2000
Net unrealized losses on securities
  available-for-sale arising
  during the period                        $(975)    $  332     $(643)
Reclassification adjustment for realized
  losses included in net income              109        (37)       72
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                    38        (13)       25
                                           -----      -----     -----
Net unrealized losses on
  securities during period                 $(828)     $ 282     $(546)
                                           =====      =====     =====
Three months ended March 31, 1999
Net unrealized loss on securities
  available-for-sale arising
  during the period                        $(318)     $ 108     $(210)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                    89        (30)       59
                                          ------      -----     -----
Net unrealized gains on
  securities during period                $ (229)     $  78     $(151)
                                          ======      =====     =====
Nine months ended March 31, 1999
Net unrealized gains on securities
  available-for-sale arising
  during the period                       $  240      $(150)    $  90
Reclassification adjustment for
  realized loss included in net income       274       (112)      162

Accretion of unrealized loss on
  securities transferred from
  held-to-maturity to available-for
  sale                                       817       (369)      448
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   552       (345)      207
                                          ------      -----    ------
Net unrealized gains on
  securities during period                $1,883      $(976)   $  907
                                          ======      ======   ======



NOTE 7 - INCOME TAXES

The components of the provision for income taxes for the three and nine month periods ended March 31 are as follows:

                                  Three months ended   Nine month ended
                                       March 31,           March 31,
                                    2000    1999         2000    1999
                                    ----    ----         ----    ----
     (in thousands)
     Current provision
       Federal                      $ 561   $ 458        $1,535  $1,404
       State                           -       -             -      305
                                    -----   -----        ------  ------
        Total                         561     458         1,535   1,709
                                    -----   -----        ------  ------
     Deferred provision
       Federal                         (8)      8           (22)   (262)
       State                           -       -             -      429
                                    -----   -----        ------  ------
        Total                          (8)      8           (22)    167
                                    -----   -----        ------  ------
     Income tax provision           $ 553   $ 466        $1,513  $1,876
                                    =====   =====        ======  ======



On May 19, 1998 Connecticut legislation was passed which made sweeping changes to the corporation business tax treatment of banks and financial service companies. The new law permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a new special purpose entity called a "passive investment company" ("PIC"). In general, the PIC can earn mortgage interest income, and pay dividends to its parent company, free from the Connecticut corporation business tax. The legislation was effective for income years commencing on or after January 1, 1999.

NewMil formed a PIC, NMSB Mortgage Company, and changed its tax year to a calendar year basis to take advantage of the Connecticut statute. Effective January 1, 1999 NewMil transferred mortgages into the PIC and income of the PIC and its dividends to NewMil became exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective tax rate became 34%, compared with an effective rate, during the first three quarters of the prior fiscal year, of 45.4%.

The formation of the PIC, in the quarter ended December 31, 1998, has required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years. Accordingly, NewMil's income tax provision for the second quarter ended December 31, 1998 includes a charge of $266,000.




NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). NewMil's and the Bank's regulatory capital ratios at March 31, 2000, were as follows:

                                                NewMil     Bank
                                                ------     ----
   Leverage ratio                               9.65%      9.62%
   Tier I risk-based ratio                     16.78%      17.21%
   Total risk-based ratio                      18.05%      18.47%

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

Restrictions on Subsidiary's Dividends and Payments
NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under
Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil for the nine month period ended March 31, 2000 is $1,198,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.


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

RESULTS OF OPERATIONS
For the three month periods ended March 31, 2000 and 1999

Overview
NewMil earned net income of $1,023,000, or 27 cents per share (diluted), for the quarter ended March 31, 2000 as compared with $880,000, or 22 cents per share (diluted), for the quarter ended March 31, 1999.

Analysis of net interest and dividend income
Net interest and dividend income increased $315,000, or 9.8%, for the quarter ended March 31, 2000 as compared with the prior year period.
This increase resulted from a 31 basis point increase in the net interest margin to 4.11% from 3.80%, coupled with an increase of $4.8 million in average earning assets.



The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended March 31, 2000 and 1999.


Three months ended March 31, 2000        Average    Income/    Average
(dollars in thousands)                   balance    expense   yield/rate
                                         -------    -------   ----------
Loans(a)                                 $219,544   $4,307        7.85%
Mortgage backed securities                 84,571    1,387        6.56
Other securities(b)                        40,625      610        6.01
                                          -------   ------
 Total earning assets                     344,740    6,304        7.31
Other assets                               11,060   ------
                                         --------
 Total assets                            $355,800
                                         ========

NOW accounts                             $ 37,324      105        1.13
Money market accounts                      67,901      497        2.93
Savings & other                            48,893      296        2.42
Certificates of deposit                   123,762    1,493        4.83
                                         --------   ------
 Total interest-bearing deposits          277,880    2,391        3.44
Borrowings                                 24,789      370        5.97
                                         --------   ------
 Total interest-bearing funds             302,669    2,761        3.65
Demand deposits                            18,180   ------
Other liabilities                           1,947
Shareholders' equity                       33,004
 Total liabilities and                   --------
 shareholders' equity                    $355,800
                                         ========
Net interest income                                 $3,543
                                                    ======
Spread on interest-bearing funds                                  3.66
Net interest margin(c)                                            4.11


Three months ended March 31, 1999        Average    Income/    Average
(dollars in thousands)                   balance    expense   yield/rate
                                         -------    -------   ----------
Loans(a)                                 $203,623   $4,009        7.88%
Mortgage backed securities                 88,362    1,286        5.82
Other securities(b)                        47,921      649        5.42
                                         --------   ------
 Total earning assets                     339,906    5,944        7.00
                                         --------   ------
Other assets                               14,738
                                         --------
 Total assets                            $354,644
                                         ========

NOW accounts                             $ 33,716       94        1.12
Money market accounts                      68,758      492        2.86
Savings & other                            49,753      297        2.39
Certificates of deposit                   132,598    1,609        4.85
                                         --------   ------
 Total interest-bearing deposits          284,825    2,492        3.50
Borrowings                                 15,000      224        5.97
                                         --------   ------
 Total interest-bearing funds             299,825    2,716        3.62
Demand deposits                            17,717   ------
Other liabilities                           2,416
Shareholders' equity                       34,686
 Total liabilities and                   --------
 shareholders' equity                    $354,644
                                         ========
Net interest income                                 $3,228
                                                    ======
Spread on interest-bearing funds                                  3.38
Net interest margin(c)                                            3.80


(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.




The following table sets forth the changes in interest due to volume and rate for the three month periods ended March 31, 2000 and 1999.


Three months ended March 31,                     2000 versus 1999
(dollars in thousands)                      Change in interest due to
                                       Volume   Rate    Vol/rate  Net
                                       ------   ----    --------  ---
Interest-earning assets:
  Loans                                $ 313    $ (14)  $  (1)    $ 298
  Mortgage backed securities             (55)     163      (7)      101
  Other securities                       (99)      71     (11)      (39)
                                       -----    -----   -----     -----
   Total                                 159      220     (19)      360
Interest-bearing liabilities:          -----    -----   -----     -----

  Deposits                               (61)     (41)      1      (101)
  Borrowings                             146       -       -        146
                                       -----    -----   -----     -----
   Total                                  85      (41)      1        45
                                       -----    -----   -----     -----
Net change to interest income          $  74    $ 261   $ (20)    $ 315
                                       =====    =====   =====     =====


Interest income
---------------
Total interest and dividend income increased $360,000, or 6.1%, for the quarter ended March 31, 2000 as compared with the same period a year ago. This increase resulted from a $4.8 million, or 1.4%, increase in average earning assets and an increase in average yield of 31 basis points to 7.31%.

Loan interest and fee income increased $298,000, or 7.4%, for the quarter ended March 31, 2000 as compared with the prior year period as a result of an increase in average loan balances offset in part by a decrease in average yield. Average yield declined 3 basis points to 7.85%. Average loan balances increased $15.9 million, or 7.8%. The increased volume was primarily in the lower yielding residential mortgage loan portfolio.

Interest and dividends on investments and federal funds sold increased $62,000, or 3.2%, as a result of higher average yield which increased 70 basis points to 6.38% offset, in part, by a $11.1 million, or 8.1%, decrease in average balances. The decrease in volume resulted from sales, maturities and monthly repayments on MBS and CMOs. The yield increase of 70 basis points is due to an increase in the yield on floating rate securities coupled with higher yields on securities purchased in the current year.


Interest expense
----------------
Interest expense for the quarter ended March 31, 2000 increased $45,000, or 1.7%, as compared with the same period a year ago as a result of a $2.8 million, or 1.0%, increase in average borrowings and deposit balances for the period coupled with a 3 basis point increase in the cost of funds to 3.65%.

Deposit expense decreased $101,000, or 4.1%, as a result a decrease of $6.9 million, or 2.4%, in average interest bearing deposit balances for the period coupled with a 6 basis points decrease in the average cost of deposits. Deposit expense has also benefitted from a more favorable deposit mix as higher cost time deposits have decreased while lower cost NOW deposits have increased. During the twelve month period ended March 31, 2000, average savings account balance have decreased by $860,000, or 1.7%, Money Market accounts have decreased $857,000, or 1.2% and Certificates of deposit have decreased by $8.8 million, or 6.7%. NOW account balances have increased $3.6 million, or 10.7%. The average rate paid on Certificate of deposit has declined to 4.83% from 4.85% a year ago, while NOW deposit rates have increased to 1.13% from 1.12% a year ago, Savings rates have increased to 2.42% from 2.39% and Money Market rates have increased to 2.93% from 2.86%.

Interest expense on borrowings increased $146,000, or 65.2%, as a result of increased average borrowings. Average borrowings for the current quarter were $9.8 million, or 65.3%, higher than the prior year period. The average cost of borrowing was unchanged from the quarter ended March 31, 1999 at 5.97%. NewMil's current borrowings are for terms of less than one year.

Provision and Allowance for loan losses
---------------------------------------
NewMil did not make a provision for loan losses during the quarter ended March 31, 2000, compared with a provision of $25,000 for the prior year period. The following table details key ratios for the periods ended March 31, 2000, June 30, 1999 and March 31, 1999:

                                  Mar 31, 2000 June 30, 1999 Mar 31, 1999
                                  ------------ ------------- ------------
Ratio of allowance for loan losses:
 to non-performing loans               394.9%       403.6%       284.9%
 to total gross loans                    2.3          2.3          2.4
<TABLE/>

Since June 30, 1999, non-performing loans have increased $26,000, or 2.1%. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-
Performing Assets".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at March 31, 2000, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The
Bank was last examined by its banking regulators in August 1999 and no additions to the allowance were requested as a result of this examination.

The allowance for loan losses is reviewed and approved by the Bank's
Board of Directors on a quarterly basis. The allowance for loan losses is computed by taking the portfolio and segregating it into various risk rating categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the risk rating. In addition the Bank maintains an unallocated reserve. The level of unallocated reserves from June 30, 1999 to March 31, 2000 remained substantially the same.

Non-interest income
-------------------
The following table details the principal categories of non-interest income for the three month periods ended March 31:


  (in thousands)                       2000      1999        Change
                                       ----      ----        ------
  Service charges on
  deposit accounts                    $ 312     $ 265   $  47    17.7%
  Gains on sales of OREO                 -        478    (478) (100.0)
  Gains on sales of mortgage
   loans, net                            30       161    (131)  (81.4)
  Loan servicing                         16        19      (3)  (15.8)
  Other                                  83        76       7     9.2
                                      -----     -----   -----
   Total non-interest income          $ 441     $ 999   $(558)  (55.9)
                                      =====     =====   =====


The decrease in non-interest income results primarily from gains recorded on the sales of OREO properties in 1999 coupled with lower gains on sales of residential mortgage loans in 2000. The gains on sale of OREO in 1999 result primarily from the sale of our interest in a partnership that had been developing an OREO property over the past several years. The decrease in gains on sales of residential mortgage loans resulted from lower loan sales volume, $1.3 million in 2000 compared with $8.4 million in 1999. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold with servicing rights released. The decrease in loan servicing fees results from portfolio run-off. The Bank has not sold loans with servicing rights retained since June 1995.


Operating expenses
------------------
The following table details the principal categories of operating expenses for the three month periods ended March 31:

  (in thousands)                     2000     1999          Change
                                     ----     ----          ------
  Salaries                          $1,194    $1,316    $(122)  (9.3)%
  Employee benefits                     96       345     (249) (72.2)
  Occupancy                            242       268      (26)  (9.7)
  Equipment                            217       222       (5)  (2.3)
  Insurance                             29        26        3   11.5
  Professional fees, Collection
   and OREO expense                    142       107       35   32.7
  Postage and telecommunications        90       107      (17) (15.9)
  Marketing                             57        26       31  119.2
  Other operating                      341       439      (98) (22.3)
                                    ------    ------    -----
   Total operating expenses         $2,408    $2,856    $(448) (15.7)
                                    ======    ======    =====

The decrease in salaries for the quarter ended March 31, 2000 as compared with the prior year period was due primarily to a higher accrual for bonuses in 1999 offset by annual salary increases of approximately 4.5% in 2000. The decrease in employee benefits results primarily from the recognition of net periodic pension income, on NewMil's frozen defined benefit pension plan (the plan), of $235,000 and from slightly lower health benefits expenses in 1999. NewMil was measuring net periodic pension cost for the first two quarters of the fiscal year 2000 under the premise that the plan would be terminated at sometime in fiscal 2000. During the quarter, NewMil made a strategic decision not to terminate the plan and will continue the plan in a frozen state. This change in strategy was deemed a significant event per paragraph 53 of SFAS No. 87 "Employers' Accounting for Pensions" which necessitated the change in measurement assumptions. These different measurement assumptions resulted in $235,000 of pension income during the quarter. The decrease in occupancy expense results from lower costs in the current year resulting from the closure of the Winsted Office in May 1999. The increase in professional, collection and OREO expense results from higher consulting fees relating to several corporate initiatives, in the current quarter. Marketing expense increased as a result of CABLE TV advertising, in the current quarter.
Other operating expense decreased as a result of recent changes in our correspondent banking relations and lower appraisal expense.

Income taxes
------------
Net income for the quarter included an income tax provision of $553,000, representing a 35.1% effective rate, as compared with a provision of
$466,000 a year ago, representing a 34.6% effective rate.


RESULTS OF OPERATIONS
For the nine month periods ended March 31, 2000 and 1999

Overview
--------
NewMil earned net income of $2,927,000, or 76 cents per share (diluted), for the nine month period ended March 31, 2000 as compared with
$2,005,000, or 50 cents per share (diluted), for the period ended March
31, 1999.

Net income for the nine month period ended March 31, 1999 included a number of special adjustments resulting from the formation of a Connecticut PIC, the adoption of SFAS 133 and related securities sales and prepayment of above market rate Federal Home Loan Bank advances.

Excluding these adjustments, income from core operations for the nine month period ended March 31, 2000 increased 16.2% to $2,927,000 as compared with $2,520,000 for the nine month period ended March 31, 1999.


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

Analysis of net interest and dividend income
--------------------------------------------
Net interest and dividend income increased $959,000, or 10.2%, for the nine months ended March 31, 2000 as compared with the prior year period.
This increase resulted from a 50 basis point increase in the net interest margin to 4.09% from 3.59%, offset in part by a $11.4 million, or 3.3% decrease in average earning assets.



The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for the nine month periods ended March 31, 2000 and 1999.


Nine months ended March 31, 2000         Average    Income/    Average
(dollars in thousands)                   balance    expense   yield/rate
                                         -------    -------   ----------
Loans(a)                                 $218,051   $12,656    7.74%
Mortgage backed securities                 86,089     4,169    6.46
Other securities(b)                        35,021     1,485    5.65
                                         --------   -------
 Total earning assets                     339,161    18,310    7.20
Other assets                               10,842   -------
                                         --------
 Total assets                            $350,003
                                         ========

NOW accounts                             $ 36,749       314    1.14
Money market accounts                      70,851     1,559    2.93
Savings & other                            48,849       891    2.43
Certificates of deposit                   124,054     4,413    4.74
                                         --------   -------
 Total interest-bearing deposits          280,503     7,177    3.41
Borrowings                                 16,065       728    6.04
                                         --------   -------
 Total interest-bearing funds             296,568     7,905    3.55
Demand deposits                            18,541   -------
Other liabilities                           1,774
Shareholders' equity                       33,120
 Total liabilities and                   --------
 shareholders' equity                    $350,003
                                         ========
Net interest income                                 $10,405
                                                    =======
Spread on interest-bearing funds                               3.65
Net interest margin(c)                                         4.09

Nine months ended March 31, 1999         Average    Income/    Average
(dollars in thousands)                   balance    expense   yield/rate
                                         -------    -------   ----------
Loans(a)                                 $185,012   $11,344    8.18%
Mortgage backed securities                 93,487     4,165    5.94
Other securities(b)                        72,059     3,080    5.70
                                         --------   -------
 Total earning assets                     350,558    18,589    7.07
Other assets                               13,562   -------
                                         --------
 Total assets                            $364,120
                                         ========

NOW accounts                             $ 32,487       289    1.19
Money market accounts                      67,840     1,511    2.97
Savings & other                            47,815       936    2.61
Certificates of deposit                   134,965     5,178    5.12
                                         --------   -------
 Total interest-bearing deposits          283,107     7,914    3.73
Borrowings                                 27,564     1,229    5.95
                                         --------   -------
 Total interest-bearing funds             310,671     9,143    3.92
Demand deposits                            16,798   -------
Other liabilities                           2,183
Shareholders' equity                       34,468
 Total liabilities and                   --------
 shareholders' equity                    $364,120
                                         ========
Net interest income                                 $ 9,446
                                                    =======
Spread on interest-bearing funds                               3.15
Net interest margin(c)                                         3.59


(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.




The following table sets forth the changes in interest due to volume and rate for the nine month periods ended March 31, 2000 and 1999.

Nine months ended March 31,                     2000 versus 1999
(dollars in thousands)                    Change in interest due to
                                       Volume    Rate   Vol/rate  Net
                                       ------    ----   --------  ---
Interest-earning assets:
  Loans                                $ 2,026   $(606) $(108)  $1,312
  Mortgage backed securities              (330)    362    (28)       4
  Other securities                      (1,583)    (24)    12   (1,595)
                                       -------   -----  -----   ------
   Total                                   113    (268)  (124)    (279)
Interest-bearing liabilities:          -------   -----  -----   ------


  Deposits                                 (73)   (670)     6     (737)
  Borrowings                              (513)     20     (8)    (501)
                                       -------   -----  -----   ------
   Total                                  (586)   (650)    (2)  (1,238)
                                       -------   -----  -----   ------
Net change to interest income          $   699   $ 382  $(122)  $  959
                                       =======   =====  =====   ======



Interest income
---------------
Total interest and dividend income decreased $279,000, or 1.5%, for the nine month period ended March 31, 2000 as compared with the same period a year ago. This decrease resulted from an $11.4 million, or 3.3%, decrease in average earning assets offset in part by an increase in average yield of 13 basis points to 7.20%.

Loan interest and fee income increased $1,312,000, or 11.6%, for the nine month period ended March 31, 2000 as compared with the prior year period as a result of an increase in average loan balances offset in part by a decrease in average yield. Average yield declined 44 basis points to 7.74%. Average loan balances increased $33.0 million, or 17.9%. The increased volume was primarily in lower yielding residential mortgage loans and to a lesser extent in commercial mortgage loans.

Interest and dividends on investments and federal funds sold decreased $1,591,000, or 22.0%, as a result of a $44.4 million, or 26.8%, decrease in average balances offset in part by a higher average yield, which increased 39 basis point to 6.23%. The decrease in volume results from maturities, sales and monthly repayments on MBS and CMOs.

Interest expense
----------------
Interest expense for the nine month period ended March 31, 2000 decreased $1,238,000, or 13.5%, as compared with the same period a year ago as a result of a $14.1 million, or 4.5%, decrease in average borrowings and deposit balances for the period coupled with a 37 basis point decrease in the cost of funds to 3.55%.

Deposit expense decreased $737,000, or 9.3%, as a result of a 32 basis points decrease in the average cost of funds coupled with a decrease of $2.6 million, or 0.9%, in average interest bearing deposit balances for the period. Average savings account balances increased over the period by $1.0 million, or 2.2%, NOW account balances increased $4.3 million, or 13.1%, and Money Market accounts increased $3.0 million, or 4.4%. Certificates of deposit decreased by $10.9 million, or 8.1%. The average rate paid on Certificate of deposit declined to 4.74% from 5.12% a year ago, while NOW deposit rates declined to 1.14% from 1.19% a year ago, Savings rates declined to 2.43% from 2.61% and Money Market rates declined to 2.93% from 2.97%.

Interest expense on borrowings decreased $501,000, or 40.8%, as a result of lower average borrowings offset by a higher average borrowing cost. Average borrowings for the current nine month period were $11.5 million, or 41.7%, lower than the prior year period and the average borrowings cost was 9 basis points higher than the prior year period, at 6.04%.

Provision and Allowance for loan losses
---------------------------------------
NewMil had a negative provision of $495,000 for loan losses during the nine month period ended March 31, 2000, compared with a provision of $75,000 for the prior year period. The negative provision resulted from a loan loss recovery of $545,000, in the September 30, 1999 quarter, related to a loan that had been charged off in prior years. The recovery represents cash received from the borrower's bankruptcy court proceedings.
If it had not been for the loan loss recovery of $545,000 received during the September 30, 1999 quarter the provision would have been $50,000 as compared to the prior year period expense of $75,000. NewMil remains adequately reserved both against total loans and non-performing loans. For a detailed discussion of the Bank's allowance for loan losses refer to the "Results of Operations - For the three month periods ended March 31, 2000 and 1999" above.

Non-interest income
-------------------
The following table details the principal categories of non-interest income for the nine month periods ended March 31:

  (in thousands)                      2000      1999        Change
                                      ----      ----        ------
  Service charges on
   deposit accounts                   $  984    $  866   $  118    13.6%
  Gain on sale of branch                  75        -        75   100.0
  Gains on sale of OREO                   23     1,342   (1,319)  (98.3)
  Gains on sales of mortgage loans, net  114       451     (337)  (74.7)
  Loan servicing                          50        62      (12)  (19.4)
  Securities losses, net                (109)       -      (109) (100.0)
  Other                                  246       235       11     4.7
                                      ------    ------  -------
   Total non-interest income          $1,383    $2,956  $(1,573)  (53.2)
                                      ======    ======  =======


The decrease in non-interest income results from security losses and lower gains on sales of OREO and mortgage loans in 2000, offset in part by an additional premium received in fiscal year 2000 from the sale of the Winsted Office in May 1999. The additional premium resulted from certain competitive events not occurring within a time frame stipulated in the sale agreement. Gains on sales of OREO in 1999 included the sale of a property taken into OREO several years before, at which time it was written down to its market value, and a gain from our interest in a partnership which had been formed to develop OREO property. The decrease in gains on sales of residential mortgage loans resulted from lower loan sales volume, $5.9 million in 2000 compared with $22.7 million in 1999. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold with servicing rights released. The decrease in loan servicing fees results from portfolio run-off. The Bank has not sold loans with servicing rights retained since June 1995.


Operating expenses
------------------
The following table details the principal categories of operating expenses for the nine month periods ended March 31:

  (in thousands)                       2000      1999         Change
                                       ----      ----         ------
  Salaries                             $3,590    $3,673   $(83)  (2.3)%
  Employee benefits                       696       907    (211) (23.3)
  Occupancy                               715       780     (65)  (8.3)
  Equipment                               637       668     (31)  (4.6)
  Insurance                                85        78       7    9.0
  Professional fees, Collection
   and OREO expense                       498       348     150   43.1
  Postage and telecommunications          267       315     (48) (15.2)
  Marketing                               197       153      44   28.8
  Other operating                       1,158     1,275    (117)  (9.2)
                                       ------    ------   -----
   Total operating expenses            $7,843    $8,197   $(354)  (4.3)
                                       ======    ======   =====


The decrease in salaries expense for the nine months ended March 31, 2000 as compared with the prior year period was due primarily to lower staffing levels offset in part by annual salary increases of approximately 4.5%. The decrease in employee benefits is a result primarily from the recognition of net periodic pension income of $235,000 in the nine months ended March 31, 2000 (see "Result of Operation for the three months ended March 31, 2000 and 1999 discussion for more detail). The decrease in occupancy expense results from the closure of the Winsted Office in May 1999. Professional, Collection and OREO expense increased as a result of consulting fees relating to several strategic initiatives that had been undertaken during the nine month period ended March 2000. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, decreased $121,000 as a result of changes in operating activities.

Income taxes
------------
Net income for the nine month period included an income tax provision of $1,513,000, representing a 34.1% effective rate, as compared with a provision of $1,876,000 a year ago, representing a 45.4% effective rate. The provision for March 31, 1999 included a charge of $266,000 resulting from the formation of the Connecticut PIC. For a detailed discussion of the formation of the PIC see "Results of Operation - For the three month periods ended March 31, 2000 and 1999" above.


FINANCIAL CONDITION

Total assets increased $31.6 million, or 9.0%, to $383.7 million during the nine month period from June 30, 1999 through March 31, 2000. During the nine month period securities increased $21.7 million, or 18.4%, net loans increased $6.0 million, or 2.9%, while deposits increased $6.9 million, or 2.3%, and borrowings increased $19.8 million.

Securities
----------
Securities increased $21.7 million, or 18.4%, during the nine month period ended March 31, 2000, as purchases exceeded maturities and sales. During the period NewMil purchased $21.5 million of fixed rate mortgage backed securities, $9.8 million of agency bonds and $14.4 million of corporate bonds, and sold $8.4 million of other fixed rate mortgage backed securities.

NewMil's securities portfolio consists of US Agency obligations, MBS, bank qualified municipal bonds, corporate bonds, CMOs and equity securities. At March 31, 2000, 92.1% of the portfolio consisted of fixed rate securities and included Agency obligations, MBS, municipal bonds, corporate bonds and CMOs. At March 31, 2000 total fixed rate securities had a projected weighted average duration and life of 4.4 years and 6.0 years, respectively, based on median projected prepayment speeds at current interest rates. At March 31, 2000, 5.9% of the portfolio consisted of floating rate CMOs and MBSs that generally re-price monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate securities had a projected weighted average duration and life of 0.1 years and 7.8 years, respectively, based on median projected prepayment speeds at current interest rates. Floating rate MBS are tied to the Eleventh District Cost of Funds index, while the floating rate CMOs are tied to Treasury indices. The remaining 2.0% of the portfolio at March 31, 2000, was represented by Federal Home Loan Bank stock and Bankers Bank Northeast stock.
At March 31, 2000, securities totaling $98.8 million, or 70.6%, were classified as available-for-sale and securities totaling $41.1 million, or 29.4%, were classified as held-to-maturity.

Loans
-----
Net loans grew $6.0 million, or 2.9%, during the nine month period ended March 31, 2000. Loans originated and loan advances totaled $50.9 million, while loan repayments and loans sold in the secondary market were $39.0 million and $5.9 million, respectively. Loans originated include $4.2 million of residential mortgage loans purchased for portfolio.

Major classifications of loans are as follows:

                                              March 31,     June 30,
     (in thousands)                             2000          1999
                                                ----          ----
     Real estate mortgages:
      One-four family residential               $128,381      $128,371
      Five or more family residential              4,383         6,152
      Commercial                                  48,578        47,894
      Land                                         2,101         2,410
     Commercial and industrial                    15,867         7,773
     Home equity lines of credit                  19,252        19,429
     Installment and other                         2,419         2,850
                                                --------      --------
      Total loans, gross                         220,981       214,879
     Deferred loan origination fees
      and purchase premium, net                       57           146
     Allowance for loan losses                    (4,983)       (4,989)
                                                --------      --------
      Total loans, net                          $216,055      $210,036
                                                ========      ========

The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works with several government-assisted lending programs. Commercial mortgage loans, including mortgages on land and multi-family property decreased $1,394,000, or 2.5% since June 30, 1999, and C & I loans increased $8,094,000, or 104.1%, for the period.

The Residential Mortgage Department, in addition to traditional portfolio lending, sells a variety of mortgage products on a service-released basis. During the nine month period ended March 31, 2000 the department originated and sold $5.9 million of loans to the secondary market. From time to time the department supplements its own portfolio originations by purchasing Connecticut residential mortgage loans from several correspondent lenders. During the nine month period ended March 31, 2000 the department purchased $4.2 million of loans for portfolio. Since June 30, 1999 the residential mortgage loan portfolio has decreased by $10,000, while home equity lines decreased $177,000, or 0.9%, for the period.

Non-performing assets
---------------------
The following table details changes in non-performing assets during the nine month periods ended March 31.

(in thousands)                                     2000      1999
                                                   ----      ----
Balance, beginning of year                        $1,569    $1,683
Loans placed on non-accrual status                   798       895
Change in accruing loans past
  due 90 or more days, net                            69      (288)
Payments to improve OREO                              31       107
Loan payments                                       (382)     (125)
Loans returned to accrual status                    (278)       (3)
Loan charge-offs                                     (71)      (30)
Gross proceeds from OREO sales                      (190)   (1,815)
Gains on OREO sales, net                              23     1,342
Reverse provision for OREO
  valuation reserve                                  -          26
                                                  ------    ------
Balance, end of period                            $1,569    $1,792
                                                  ======    ======
Percent of total assets                            0.41%     0.50%


During the nine month period ended March 31, 2000 non-performing assets remained relatively flat, at $1,569,000, due principally to new loans 90 days past due and accruing, offset by a decrease in OREO and non-accrual loans. Additions to non-accrual loans generally represent loans that had previously been classified on NewMil's internally monitored list and had been adequately reserved. Additions to loans 90 days past due and still accruing represent loans which are classified on NewMil's internally monitored list, have adequate collateral value, and are in the process of collection.

In addition to non-performing assets, at March 31, 2000 NewMil had $4,322,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

The following table details the composition of non-performing assets as of March 31, 2000.


Non-Performing Assets                  Accruing
(dollars in thousands)                  loans                Total
                           Non-        past due               non-
                         accrual        90 or               performing
                          loans       more days    OREO      assets
                          -----       ---------    ----      ------
March 31, 2000
Real estate:
 Residential              $  209      $  254       $  215    $  678
 Commercial                  396          -            92       488
 Land and land
 development                 403          -           -         403
Collateral and
 installment loans           -            -           -          -
                          ------      ------       ------    ------
 Totals                   $1,008      $  254       $  307    $1,569
                          ======      ======       ======    ======

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.


LIQUIDITY

NewMil manages its liquidity position to ensure that there is sufficient funds available at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The principal sources of liquidity for NewMil are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and Federal Home Loan Bank advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities.

Operating activities for the nine month period ended March 31, 2000 provided net cash of $1,624,000. Investing activities used net cash of $22,487,000, principally as a result of securities and loans purchased offset, in part, by securities repayments, sales and maturities. Financing activities provided net cash of $24,497,000, principally due to advances from the FHLB and a net deposit increase, offset by dividends paid and treasury stock purchases.

At March 31, 2000, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $163.4 million, to net deposits and short term unsecured liabilities, was 57.2%, well in excess of NewMil's minimum guideline of 15%. At March 31, 2000, NewMil had outstanding commitments to fund new loan originations of $4.0 million, construction mortgage commitments of $4.6 million and unused lines of credit of $22.9 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

Shareholders' equity increased $170,000, to $33,305,000, while book value per share increased $0.19 to $9.23, during the nine month period ended March 31, 2000. The increase in equity resulted from net income of $2,927,000, or $0.27 per share (diluted), and option proceeds of $373,000, offset in part, by net unrealized losses on securities during the period, net of taxes, of $546,000, treasury stock purchases of $1,492,000 and dividends paid of $1,092,000.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 2000 NewMil's leverage capital ratio was 9.65% and its tier I and total risk-based capital ratios were 16.78% and 18.05%, respectively. At March 31, 2000 the Bank's leverage capital ratio was 9.62% and its tier I and total risk-based capital ratios were 17.21% and 18.47%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
---------
NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil as of March 31, 2000 was $1,198,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.

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

Also during 1999, NewMil completed an evaluation of its loan portfolio to identify credit risk arising from the potential failure of a borrower's operating or other systems as a consequence of the Year 2000. NewMil conducted mailings of a Year 2000 Questionnaire to all of its commercial borrowers and completed Year 2000 Risk to Bank assessment ratings for all commercial borrowers in early 1999. The date change has not resulted in any significant increase in credit risk within NewMil's commercial loan portfolio.

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

Costs

The cost of Year 2000 compliance was minimal because the Bank converted its in-house data processing system to a new system that was certified to be Year 2000 compliant. This cost has been capitalized and is being depreciated over the fixed assets useful lives. Based on current information, management believes that any additional costs related to NewMil's Year 2000 systems issues will not have a material impact on the operations, cash flows or financial condition of NewMil.

Risks

NewMil has not experienced any disruption of service or problems relating to the century change. There is still general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors but since the date change NewMil has not experienced any Year 2000 readiness issues related to third party vendors. However, based on NewMil's high level of readiness, the readiness reported by all significant third party vendors and the fact we are over three months into year 2000 NewMil does not expect any significant disruption of service. The Year 2000 Action Plan significantly reduced NewMil's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its material vendors, suppliers and commercial borrowers.


          Item 3.   QUANTITATIVE and QUALITATIVE DISCLOSURE of MARKET
RISK

NewMil manages interest rate risk through an ALCO Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and net income simulation analysis. Traditional gap analysis identifies short and long term interest rate positions or exposure. Net income simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios. NewMil's interest rate risk has not significantly changed from the prior year.


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


                         NEWMIL BANCORP, INC.



May 8, 2000         By    /s/ Francis J. Wiatr
                    Francis J. Wiatr,
                    Chairman, President and CEO



May 8, 2000         By    /s/ B. Ian McMahon
                    B. Ian McMahon,
                    Chief Financial Officer