Form 10-K
period 2000-06-30
NEWMIL BANCORP INC
filed 2000-09-15
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K

     [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock, as of September 1, 2000, is $26,484,503. The number of shares of Common Stock outstanding as of September 1, 2000, is 3,611,025.

               DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement dated
September 15, 2000 for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).


                        TABLE OF CONTENTS

                                                             Page

                                   PART I

     Item 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . .  3

     Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . .  8

     Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . .  9

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  9

                                  PART II

     Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . 10

     Item 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . 10

     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . 12

     Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK . . . . . . . . . . . . . . . . . . . . . . . . 32

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . 33
               Consolidated Balance Sheets as of June 30, 2000
               and 1999 . . . . . . . . . . . . . . . . . . . . . . 34
               Consolidated Statements of Income for
               the years ended June 30, 2000, 1999 and 1998 . . . . 35
               Consolidated Statements of Changes in Shareholders Equity for the years ended June 30, 2000, 1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . 37
               Consolidated Statements of Cash Flows for the years
               ended June 30, 2000, 1999 and 1998 . . . . . . . . . 39

     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . 60

                                  PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . 61

     Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . 61

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT . . . . . . . . . . . . . . . . . . . . . 61

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . 61


                                  PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . . .62


                                PART I


Item 1.   BUSINESS

General
-------

NewMil Bancorp, Inc., ("NewMil"), a Delaware corporation formed in 1987, is the registered bank holding company for New Milford Savings Bank ("the Bank"), a wholly-owned subsidiary. NewMil's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is NewMil's only subsidiary and its primary investment. NewMil's net income is presently derived from the business of the Bank. Future establishment or acquisition of subsidiaries by NewMil is possible. For a discussion of the pending acquisition of Nutmeg Federal Savings & Loan, by NewMil, see Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations - Business".
Nevertheless, it is expected that the Bank will account for most of NewMil's net income in the foreseeable future.

The Bank, which was organized in 1858, is a Connecticut chartered and Federal Deposit Insurance Corporation ("FDIC") insured savings bank headquartered in New Milford, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank offers both consumer and commercial deposit accounts, including checking accounts, interest bearing "NOW" accounts, money market accounts, certificates of deposit, savings accounts and Individual Retirement Accounts. The Bank provides 24-Hour access to banking through automated teller machines in ten branches, bank by phone and through its internet site at www.newmil.com.

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

Congress passed legislation in 1994 providing for a phase-in of full interstate branching. Connecticut law has since 1990 provided for full interstate banking and, more recently, has adopted legislation allowing interstate branching, subject to certain limitations. A number of out of state institutions, almost all larger and with greater financial resources than the Bank, have begun operations in Connecticut in recent years. This has increased competitiveness in NewMil's market areas. NewMil may consider expansion within or outside of Connecticut provided appropriate opportunities and conditions exist. For a discussion of the pending acquisition of Nutmeg Federal Savings & Loan, by NewMil, see
Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations - Business".


Distribution of Assets, Liabilities and Stockholders' Equity; Interest
----------------------------------------------------------------------
Rates and Interest Differential
-------------------------------

For tables and discussion of the average balances, interest rates and interest differential of NewMil for the years 2000, 1999 and 1998, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 15 through 17. For tables and discussion of an analysis of the effect on net interest income of volume and rate changes on NewMil for 2000 over 1999 and 1999 over 1998, see "Management's Discussion and Analysis of Financial condition and Results of Operations - Results of Operations" on pages 16 and 17. In this analysis, the change due to volume was calculated as the change in average balance multiplied by the prior year's weighted average rate, the change in rate was calculated as the change in average rate multiplied by the prior year's average balance, and the change in rate/volume was calculated as the change in average rate multiplied by the change in average balance. Principal amounts of non-accruing loans have been included in the average loan balances used to determine the rate earned on loans. Interest income on non-accruing loans is included in income only to the extent that cash payments have been received.


Securities
----------

For information concerning NewMil's securities portfolio activities see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the captions "Results of Operations" on pages 14 through 21, "Financial Condition" on pages 23 through 28 and "Note 2 - Securities" on pages 44 and 45.


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

Collateral and Installment Loans: The Bank makes collateral and installment loans, including home equity lines of credit, home equity loans, automobile and other personal loans. While the Bank offers fixed rates on its consumer loans and home equity loans, its home equity lines of credit are generally offered at or a spread over or under the Prime Rate. Home equity loans and lines of credit have risks similar to those associated with residential mortgages discussed above.

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

For further discussion of the composition and quality of the loan portfolio see "Management's Discussion and Analysis of Financial
Condition and Results of Operations" under the caption and "Financial Condition - Loans" on pages 25 and 26.

For information on the reduction in interest income associated with non-accrual loans for the year ended June 30, 2000 see "Note 4 - Non-Performing Assets" on page 46 and 47. For discussion of the Bank's policy for placing loans on non-accrual status refer to "Note 1 - Summary of Significant Accounting Policies - Loans" on pages 41 and 42. For information concerning loan portfolio composition and concentrations see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Financial Condition- Loans" on pages 25 and 26.


Summary of Loan Loss Experience
-------------------------------

For a discussion of the factors considered by management in determining the provision for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Results of Operations - Provision and Allowance for Loan Losses" on pages 17 through 19.


Deposits
--------

For a table on the average balances and rates on deposits, see
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations" on pages 14 through 16.

Certificate of deposits with balances of $100,000 and greater amounted to $16,101,000 and $14,654,000 at June 30, 2000 and 1999, respectively.
The Bank generally attracts deposits from its market area and uses those deposits to fund lending and investment activities. The Bank has no brokered deposits.


Return on Equity and Assets
---------------------------

For selected statistical information required by this item see "Selected Financial Data" on pages 11 and 12.


Short-term Borrowings
---------------------

For the information required by this item see "Note 6 - Borrowings" on page 47.


Supervision and Regulation
--------------------------

Federal Bank Holding Company Regulation: NewMil is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the types of companies which NewMil may acquire or organize and the activities in which it or they may engage. In general, NewMil and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, NewMil must obtain the prior approval of the Board of Governors of the Federal Reserve System ("FRB") to acquire control of any bank; to acquire, with certain exceptions, more than 5 percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company. As a result of such laws and regulation, NewMil is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower. The Financial Modernization Act of 1999 created, among other things, a new entity, the "financial holding company." Such entities can engage in a broader range of activities those that are "financial in nature", including insurance underwriting, securities underwriting and merchant banking. Financial holding companies can be established relatively easily though a notice filing with the FRB, which acts as the "umbrella regulator" for such entities. NewMil may determine to become a financial holding company in the future.

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

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the FRB and the FDIC. For information on these capital requirements and NewMil and the Bank's capital ratios see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" on page 31 and Note 9 to the Financial Statements - Shareholders Equity under Capital Requirements.

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


Employees
---------

The Bank had 118 full-time and 26 part-time employees at June 30, 2000. Management considers the Bank's relationship with its employees to be good. The Bank's employees are not represented by any collective bargaining groups.


Subsidiaries
------------

The Bank is NewMil's only subsidiary and accounts for 100% of NewMil's income for the current fiscal year. At June 30, 2000, the Bank had three wholly-owned subsidiaries, NMSB Mortgage Company, Asset Recovery Management Company and New Mil Asset Company. NMSB Mortgage Company is a passive investment company ("PIC") that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporate Business Tax. Asset Recovery Management Company and New Mil Asset Company were both formed to hold and develop certain foreclosed real estate and are presently inactive.


Item 2.    PROPERTIES

The Bank conducts its business at its main office, located at 19 Main Street, New Milford, Connecticut, and through 14 full service branches located in Litchfield, Fairfield and New Haven Counties in addition to one limited service branch located in Southbury, Connecticut. The Bank owns its main office and seven of its branches. The remaining six full service locations are leased by the Bank. The following table sets forth certain information regarding the Bank's branch offices, as of June 30, 2000.


                                                 Owned      Lease
                                        Date      or      expiration
Branch office       Location           opened   leased      date
-------------       --------           ------   ------      ----
                                                (a)
Kent                50 North Main St.,
                    Kent, CT             1960   Owned       ---
New Fairfield       Routes 37 & 39,
                    New Fairfield, CT    1969   Leased      2002
Brookfield          Route 7,
                    Brookfield, CT       1964   Leased      2005
Sherman             Routes 37 & 39,
                    Sherman, CT          1976   Leased      2004
Bridgewater (b)     Routes 57 & 133,
                    Bridgewater, CT      1981   Owned       ---
New Milford (c)     19 Main Street,
                    New Milford, CT      1902   Owned       ---
Boardman Terrace    53 Main Street,
                    New Milford, CT      1977   Owned       ---
New Preston (d)     Routes 202 & 45,
                    New Preston, CT      1979   Owned       ---
Morris              Route 109 & 63,
                    Morris, CT           1981   Owned       ---
Sharon              Route 41,
                    Sharon, CT           1971   Leased      2002
Canaan              Main St. & Granite Avenue,
                    Canaan, CT           1982   Owned       ---
Lanesville          291 Danbury Road,
                    New Milford, CT      1989   Owned       ---
Southbury           Grand Union Supermarket
                    775 Main Street South,
                    Southbury, CT        1997   Leased      2003
Pomperaug Woods(e)  Heritage Road
                    Southbury, CT        2000   N/A         ---
Norwalk             187 Main Street
                    Norwalk, CT          1997   Leased      2004


(a)  Information concerning the Bank's lease payments can be found at
     Note 13 on page 55 and 56.
(b) The Bank owns an additional building on this site which is leased at an annual rent of $5,000.
(c)  Main Office.
(d) The Bank owns an additional building on this site which is leased at an annual rent of $14,800.
(e) The Bank operates a limited service office, one day a week, at this locations for the residents of Pomperaug Woods. Pomperaug Woods is an independent life-care retirement community located in Southbury, Connecticut.



Item 3.    LEGAL PROCEEDINGS

There are no legal proceedings pending against NewMil or the Bank or any of their properties, other than ordinary routine litigation incidental to the Company's business.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2000, no matter was submitted to a vote of the shareholders of NewMil.



                                PART II


Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

For the information required by this item see "Quarterly Financial Data (unaudited)" on pages 59 and 60. For a discussion of NewMil's dividend policy and restrictions on dividends see "Management Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Dividend Restrictions" on page 31.

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth NewMil's consolidated financial and other data at the dates and for the periods indicated. This data has been derived from NewMil's audited consolidated financial statements.



SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except ratios and per share amounts)

                                At or for the years ended June 30,
                            2000     1999     1998     1997     1996
                            ----     ----     ----     ----     ----
Statement of Income
Interest and
  dividend income           $25,175  $24,456  $24,655  $22,851  $21,837
Interest expense             11,111   11,807   12,196   10,916   10,438
Net interest income          14,064   12,649   12,459   11,935   11,399
Provision for loan
  losses                       (470)     100      250      400      400
Non-interest income:
  Securities (losses)
    gains, net                 (109)     -       (271)      (9)      27
  Gain on sale of
    non-performing loan         -        -        778      -        -
  Gains on sales of OREO         46    1,342      359      567      388
  Gains on sales of
    loans, net                  147      547      480      181       10
  Service fees and other      1,809    1,545    1,518    1,347    1,218
Non-interest expense         10,336   10,438    9,920    9,133    8,853
Income before
  income taxes                6,091    5,545    5,153    4,488    3,789
Income tax expense            2,076    2,264    2,164    1,886    1,547
Income before effect of
  accounting change and
  extraordinary item          4,015    3,281    2,989    2,602    2,242
Cumulative effect of
  change in accounting
  principal, net of taxes       -       (162)     -        -        -
Extraordinary item,
  net of taxes                  -        (87)     -        -        -
Net income                    4,015    3,032    2,989    2,602    2,242

Financial Condition
Total assets               $392,572 $352,117 $367,569 $323,061 $309,363
Loans, net                  223,734  210,036  162,849  166,141  150,558
Allowance for loan
  losses                      4,978    4,989    5,004    5,452    4,866
Securities                  144,307  118,202  162,267  119,368  125,583
Deposits                    319,626  300,123  293,877  275,392  259,267
Borrowings                   35,750   15,000   37,500   13,000   14,776
Shareholders' equity         34,325   33,135   33,409   31,719   31,892
Non-performing assets         1,218    1,569    1,684    3,585    6,480

Per Share Data
Income before effect of
  accounting change and
  extraordinary item
    Diluted                   $1.05    $0.82    $0.74    $0.63    $0.50
    Basic                      1.10     0.87     0.78     0.65     0.51
Net income
    Diluted                    1.05     0.76     0.74     0.63     0.50
    Basic                      1.10     0.80     0.78     0.65     0.51
Cash dividends                 0.40     0.35     0.30     0.23     0.17

Book value                     9.52     9.04     8.71     8.27     7.84

                              At or for the years ended June 30,
                            2000     1999     1998     1997     1996
                            ----     ----     ----     ----     ----
Statistical Data
Net interest margin         4.06%    3.64%    3.78%    3.98%    4.01%
Efficiency ratio           64.77    64.90    64.74    63.67    66.90
Effective tax rate         34.08    40.83    42.00    42.02    40.83

Return on average assets    1.12     0.84     0.88     0.84     0.75
Return on average
  shareholders' equity     12.11     8.84     9.04     8.02     6.71

Dividend payout ratio      36.36    43.75    38.57    35.28    33.18
Allowance for loan
  losses to total loans     2.18     2.32     2.98     3.18     3.13
Non-performing assets
  to total assets           0.31     0.45     0.46     1.11     2.09
Tier 1 leverage capital     9.19     9.53     9.28    10.25    10.39
Total risk-based capital   16.83    19.40    21.26    19.85    20.98
Average shareholders'
  equity to average
  assets                    9.26     9.49     9.69    10.44    11.22

Weighted average equivalent
  shares outstanding,
  diluted                  3,807    3,985    4,066    4,143    4,487
Shares outstanding
  at June 30 (excluding
  Treasury stock)          3,606    3,664    3,834    3,834    4,070


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for New Milford Savings Bank ("Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation ("FDIC") insured savings bank headquartered in New Milford, Connecticut. NewMil's principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities, and conducts its business from fourteen full service offices in Litchfield, Fairfield and New Haven Counties and one limited service office in New Haven County. NewMil and the Bank were formed in 1987 and 1858, respectively.

In May 2000, NewMil announced a definitive agreement to acquire Nutmeg Federal Savings and Loan Association ("Nutmeg"). Nutmeg is a federally chartered savings and loan association headquartered in Danbury, Connecticut. Nutmeg has $122.8 million in assets with four branch locations, two in Danbury, one in Bethel and one in Ridgefield Connecticut, as of June 30, 2000. Based on the terms of the agreement, Nutmeg shareholders will receive $8.25 per common share plus any net gain (after expenses and taxes payable) on Nutmeg's sale of certain loan servicing rights. Nutmeg shareholders will receive either cash or shares of NewMil common stock. Nutmeg's preferred shareholders will receive $14.4375 per preferred share plus any net gain (after expenses and taxes payable) on Nutmeg's sale of certain loan servicing rights. NewMil expects to close the transaction, with a total purchase price of approximately $20.0 million, and complete the conversion during the quarter ending December 2000.

OVERVIEW

NewMil earned net income of $4,015,000, or $1.05 per share, for the year ended June 30, 2000, compared with net income of $3,032,000, or $0.76 per share, for fiscal year 1999. Net income for the 1999 fiscal year included the effect of both a change in accounting principle, resulting from the adoption of SFAS 133, and an extraordinary item, resulting from the prepayment of Federal Home Loan Bank advances. Income before the effect of the accounting change and extraordinary item was $3,281,000, or $.82 per share, for the year ended June 30, 1999.

Excluding the effect of the accounting change and extraordinary item NewMil's income grew 22.4% in 2000, reflecting improved core earnings, driven by higher net interest income, a negative loan loss provision and slightly lower non-interest expense, partly offset by a decrease in non-interest income. Similarly, earnings per share before the effect of the accounting change and extraordinary item increased 28.0%, reflecting both the growth in net income and share repurchase activity.

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

In 1999, NewMil used the proceeds from the sale of the securities to prepay $22.5 million of Federal Home Loan Bank fixed rate advances. In addition, NewMil incurred a prepayment fee, net of taxes, of $87,000 that has been reported in net income as an extraordinary item for this early extinguishment of debt, in 1999.

During 1999 NewMil formed a Passive Investment Company ("PIC") and changed its tax year to a calendar year basis to take advantage of recent changes in Connecticut tax statutes. The Connecticut statute, effective January 1, 1999, allows NewMil to transfer loans collateralized by real estate into the PIC. Income of the PIC and its dividends to NewMil became exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective tax rate is 34%. The formation of the PIC required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years. Accordingly, NewMil's income tax provision for the year ended June 30, 1999 included a charge of $266,000.

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


RESULTS OF OPERATIONS

Comparison Between 2000 and 1999

Analysis of Net Interest and Dividend Income
--------------------------------------------

Net interest income increased $1,415,000, or 11.2%, to $14,064,000 in 2000. This resulted from a 42 basis point increase in the net interest margin and a lower volume of interest-bearing liabilities. The net interest margin increased to 4.06% from 3.64%. This increase was due mostly to the effects of higher market interest rates during 2000 as compared with 1999, and to changes in balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for each of the past three years.


Year ended June 30, 2000              Average     Income/    Average
(dollars in thousands)                balance     expense    yield/rate
                                      -------     -------    ----------
Loans (a)                             $219,293    $17,108        7.80%
Mortgage backed securities (d)          87,905      5,739        6.53
Other securities (b) (d)                39,509      2,328        5.89
                                      --------    -------
 Total earning assets                  346,707     25,175        7.26
Other assets                            11,252    -------
                                      --------
 Total assets                         $357,959
                                      ========

NOW accounts                           $38,158        434        1.14
Money market accounts                   71,478      2,186        3.06
Savings & other                         48,932      1,185        2.42
Certificates of deposit                125,218      6,073        4.85
                                      --------    -------
 Total interest-bearing deposits       283,786      9,878        3.48
Borrowings                              20,084      1,233        6.14
                                      --------    -------
 Total interest-bearing funds          303,870     11,111        3.66
Demand deposits                         19,041    -------
Other liabilities                        1,897
Shareholders' equity                    33,151
 Total liabilities and                --------
 shareholders' equity                 $357,959
                                      ========
Net interest income                               $14,064
                                                  =======
Spread on interest-bearing funds                                 3.60
Net interest margin (c)                                          4.06

Year ended June 30, 1999              Average     Income/    Average
(dollars in thousands)                balance     expense    yield/rate
                                      -------     -------    ----------
Loans (a)                             $192,052    $15,426        8.03%
Mortgage backed securities (d)          90,273      5,374        5.95
Other securities (b) (d)                65,630      3,656        5.57
                                      --------    -------
 Total earning assets                  347,955     24,456        7.03
Other assets                            13,473     ------
                                      --------
 Total assets                         $361,428
                                      ========

NOW accounts                           $33,065        387        1.17
Money market accounts                   68,365      2,018        2.95
Savings & other                         48,383      1,234        2.55
Certificates of deposit                133,421      6,713        5.03
                                      --------    -------
 Total interest-bearing deposits       283,234     10,352        3.66
Borrowings                              24,432      1,455        5.96
                                      --------    -------
 Total interest-bearing funds          307,666     11,807        3.84
Demand deposits                         17,185    -------
Other liabilities                        2,278
Shareholders' equity                    34,299
                                      --------
 Total liabilities and
 shareholders' equity                 $361,428
                                      ========
Net interest income                               $12,649
                                                  =======
Spread on interest-bearing funds                                 3.19
Net interest margin (c)                                          3.64


Year ended June 30, 1998              Average     Income/    Average
(dollars in thousands)                balance     expense    yield/rate
                                      -------     -------    ----------
Loans (a)                             $170,287    $15,005        8.81%
Mortgage backed securities (d)          42,014      2,532        6.03
Other securities (b) (d)               117,690      7,118        6.05
                                      --------    -------
 Total earning assets                  329,991     24,655        7.47
Other assets                            11,024    -------
                                      --------
 Total assets                         $341,015
                                      ========

NOW accounts                           $29,008        389        1.34
Money market accounts                   62,687      1,921        3.06
Savings & other                         40,933      1,116        2.73
Certificates of deposit                138,202      7,477        5.41

                                      --------    -------
 Total interest-bearing deposits       270,830     10,903        4.03
Borrowings                              22,208      1,293        5.82
                                      --------    -------
 Total interest-bearing funds          293,038     12,196        4.16
Demand deposits                         12,884    -------
Other liabilities                        2,037
Shareholders' equity                    33,056
 Total liabilities and                --------
 shareholders' equity                 $341,015
                                      ========
Net interest income                               $12,459
                                                  =======
Spread on interest-bearing funds                                 3.31
Net interest margin (c)                                          3.78


(a) Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c) Net interest income divided by average interest-earning assets.
(d) Average balances of investments are based on historical cost.

The following table sets forth the changes in interest due to volume and rate for the three years ended June 30, 2000, 1999 and 1998.

Years ended June 30,                        2000 versus 1999
(in thousands)                          Change in interest due to
                                   Volume    Rate    Vol/rate    Net
                                   ------    ----    --------    ---
Interest-earning assets:
  Loans                            $2,188    $(443)   $(63)    $1,682
  Mortgage backed securities         (141)     520     (14)       365
  Other securities                 (1,455)     211     (84)    (1,328)
                                   ------     ----    ----     ------
   Total                              592      288    (161)       719
                                   ------     ----    ----     ------
Interest-bearing liabilities:


  Deposits                             20     (493)     (1)      (474)
  Borrowings                         (259)      45      (8)      (222)
                                   ------   ------   -----     ------
   Total                             (239)    (448)     (9)      (696)
                                   ------   ------   -----     ------
Net change to interest income      $  831   $  736   $(152)    $1,415
                                   ======   ======   =====     ======

Years ended June 30,                             1999 versus 1998
(in thousands)                              Change in interest due to
                                   Volume    Rate    Vol/rate    Net
                                   ------    ----    --------    ---
Interest-earning assets:
  Loans                            $1,918  $(1,327)  $(170)  $  421
  Mortgage backed securities        2,908      (31)    (35)   2,842
  Other securities                 (3,149)    (562)    249   (3,462)
                                   ------   ------   -----   ------
   Total                            1,677   (1,920)     44     (199)
                                   ------   ------   -----   ------
Interest-bearing liabilities:
  Deposits                            499   (1,004)    (46)    (551)
  Borrowings                          129       30       3      162
                                   ------   ------   -----   ------
   Total                              628     (974)    (43)    (389)
                                   ------   ------   -----   ------
Net change to interest income      $1,049   $ (946)  $  87   $  190
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


Interest Income
---------------

Total interest and dividend income increased $719,000, or 2.9%, to $25.2 million in 2000. Loan income increased $1,682,000, or 10.9%, as a result of higher loan volume offset by lower average yield. Average loans increased $27.2 million, or 14.2%, to $219.3 million in 2000 as compared with 1999. The decrease in average loan yield, down 23 basis points, was mostly due to the changes in portfolio mix. Most of the growth has been in commercial and residential mortgage loans.
Investment income decreased $963,000, or 10.7%, in 2000 as a result of lower average volume offset in part by higher average yield. Average securities decreased $28.5 million, or 18.3%. The increase in average investment yield, up 54 basis points, was due to higher reinvestment yields during 2000 and changes in portfolio mix.


Interest Expense
----------------

Interest expense decreased $696,000, or 5.9%, to $11.1 million in 2000 primarily as a result of changes in the deposit mix coupled with lower average borrowings. Deposit expense decreased $474,000, or 4.6%, as a result of a decline in deposit rates and a favorable change in deposit mix, partially offset by interest-bearing deposit growth of $552,000, or 0.2%. The average cost of interest-bearing deposits declined by 18 basis points to 3.48%. Deposit growth occurred in all deposit categories, except higher cost certificates of deposit. NOW accounts increased $5.1 million, or 15.4%, money market accounts increased $3.1 million, or 4.6% and savings accounts increased $549,000, or 1.1%, while certificates of deposits decreased $8.2 million, or 6.1%. Borrowings expense decreased $222,000, primarily as a result of a decrease in average borrowings offset, in part, by a 18 basis point increase in average cost of borrowing.


Provision and Allowance for Loan Losses
---------------------------------------

The following table sets forth changes in the allowance for loan losses and other selected statistics for each of the past five years:

Years ended June 30,             2000    1999    1998    1997    1996
(dollars in thousands)           ----    ----    ----    ----    ----
Balance, beginning of
 year                            $4,989  $5,004  $5,452  $4,866  $5,372
Provision for loan losses          (470)    100     250     400     400
Charge-offs:
 Real estate mortgages              172     165     633      90     884

 Commercial and industrial           -       -      -        23      30
 Consumer loans                       5      11      73      11       5
                                 ------  ------  ------  ------  ------
   Total charge-offs                177     176     706     124     919
                                 ------  ------  ------  ------  ------
Recoveries:
 Real estate mortgages              631      52       4     308      10
 Commercial and industrial          -       -        -       -      -
 Consumer loans                       5       9       4       2       3
                                 ------  ------  ------  ------  ------
   Total recoveries                 636      61       8     310      13
Net (recoveries)                 ------  ------  ------  ------  ------
 charge-offs                       (459)    115     698    (186)    906
                                 ------  ------  ------  ------  ------
Balance, end of year             $4,978  $4,989  $5,004  $5,452  $4,866
                                 ======  ======  ======  ======  ======
Ratio of allowance for
   loan losses:
   to non-performing loans       584.3%  403.6%  360.3%  175.3%  114.3%
   to total gross loans            2.2     2.3     3.0     3.2     3.1

Loan loss provision
   to average loans               (0.2)    0.1     0.1     0.2     0.3
Ratio of net charge-offs
   (recoveries) to average
   loans outstanding              (0.21%)  0.06%   0.41%  (0.11%)  0.59%


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

June 30,                               2000                 1999
                                       ----                 ----
(dollars in thousands)         Allowance Loans(a)   Allowance Loans(a)
                               --------- --------   --------- --------
Real Estate Mortgages
   1-4 family residential      $  666    57.19%     $  959    59.75%
   5-more family residential      548     1.83         461     2.86
   Commercial                   1,075    22.58       1,937    17.43
   Land                           374     0.87         258     1.12
   Home equity credit lines       474     8.86         195     9.04
                                -----   ------      ------   ------
    Total mortgage loans        3,137    91.33       3,810    90.20
Commercial and industrial         928     7.61         239     8.48
Installment                        45     0.35          18     0.39
Collateral                         16     0.71           0     0.93
Unallocated                       852     0.00         922     0.00
                               ------   ------      ------   ------
   Total allowance             $4,978   100.00      $4,989   100.00
                               ======   ======      ======   ======


June 30,                               1998                 1997
                                       ----                 ----
(dollars in thousands)         Allowance Loans(a)   Allowance Loans(a)
                               --------- --------   --------- --------
Real Estate Mortgages
   1-4 family residential      $  978    50.79%     $1,131    52.94%
   5-more family residential      694     3.27         906     2.80
   Commercial                   2,026    20.77       1,669    18.55
   Land                           440     2.13         683     4.85
   Home equity credit lines       212    12.63         205    11.81
                               ------   ------      ------   ------
    Total mortgage loans        4,350    89.59       4,594    90.95
Commercial and industrial         188     8.55         184     7.24
Installment                        24     0.69          34     0.66
Collateral                          0     1.17           0     1.15
Unallocated                       442     0.00         640     0.00
                               ------   ------      ------   ------
   Total allowance             $5,004   100.00      $5,452   100.00
                               ======   ======      ======   ======

June 30,                               1996
                                       ----
(dollars in thousands)         Allowance  Loans(a)
                               ---------  --------
Real Estate Mortgages
   1-4 family residential      $1,258       57.31%
   5-more family residential      290        2.10
   Commercial                   1,942       19.55
   Land                           512        6.09
   Home equity credit lines       147        9.30
                                -----      ------
    Total mortgage loans        4,149       94.35
Commercial and industrial         139        3.94
Installment                        12        0.32
Other                               0        1.39
Unallocated                       566        0.00
                               ------      ------
   Total allowance             $4,866      100.00
                               ======      ======



(a) Percent of loans in each category to total loans.

NewMil had a negative provision of $470,000 for loan losses in 2000, down from a provision of $100,000 in 1999 and $250,000 in 1998. The reduction in the provision over the past three years is due principally to an ongoing improvement in loan quality as evidenced by the steady reduction in non-performing loans over the past five years, offset in part by loan portfolio growth. The negative provision, in 2000, resulted from a loan loss recovery of $545,000, related to a loan that had been charged off in prior years. The recovery represents cash received from the borrower's bankruptcy court proceedings. During fiscal year 2000 non-performing loans decreased $384,000, or 31.1%, to $852,000 at June 30, 2000 and, as a result, the reserve coverage to non-performing loans increased to 584.3% at June 30, 2000 from 403.6% at June 30, 1999. Past due performing loans (accruing loans 30-89 days past due) also decreased in 2000 and at June 30, 2000 represented 0.6% of gross loans. The decrease in the ratio of the allowance for loan losses to total gross loans during 2000, to 2.2% at June 30, 2000 compared to 2.3% at June 30, 1999, is due to reduction in non-performing loans offset by loan portfolio growth of $13.7 million, or 6.4% during 2000. Loan growth has been primarily concentrated in commercial mortgage loans. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Asset Quality and Portfolio Risk".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at June 30, 2000, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the FDIC, in August 1999 and no additions to the allowance were requested as a result of this examination.

The allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses is computed by taking the portfolio and segregating it into various risk rating categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the risk rating. In addition the Bank maintains an unallocated reserve. The level of unallocated reserves from June 30, 1999 to June 30, 2000 remained substantially the same.


Non-Interest Income
-------------------

Non-interest income decreased $1,541,000 or 44.9%, to $1,893,000 in 2000. This decrease is attributable to gains on sales of OREO in 1999, a decrease in loan sales in 2000 and security losses in 2000, offset by an increase in service charges. The principal categories of non-interest income are as follows:

Years ended June 30,                2000      1999          Change
  (dollars in thousands)            ----      ----          ------
 Service charges on
  deposit accounts                  $1,329    $1,154     $175    15.2%
 Gains on sales of
  loans, net                           147       547     (400)  (73.1)
 Securities (losses)
  gains, net                          (109)      -       (109) (100.0)
 Gain on branch sale                    75       -         75   100.0
Gains on sales of OREO                 46      1,342   (1,296)  (96.6)
 Loan servicing                         66        81      (15)  (18.5)
 Other                                 339       310       29     9.4
                                    ------    ------  -------   ------
  Total non-interest income         $1,893    $3,434  $(1,541)  (44.9)%
                                    ======    ======  ======== =======




The increase in service charges on deposit accounts in 2000 reflects increased transaction volume, resulting from growth in demand deposit and NOW accounts coupled with an increase in the Bank's fee structure. The loss from security sales was a result of the sale of three securities which had under performed due to higher than expected prepayment speeds. The gain from the sale of a branch, in 2000, is the result of an additional premium which resulted from certain competitive events not occurring within a time frame stipulated in the sale agreement for the Winsted Branch which was sold in May 1999. The decrease in gains from sales of residential mortgage loans resulted from loan sales of $7.9 million in 2000 compared with $28.0 million in 1999. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold service-released.

The significant decrease in OREO gains in 2000 is a result of the low level of OREO that the Bank had during the year. The gains in 1999 resulted from the sale of two OREO properties and the sale of the Bank's interest in a partnership formed several years ago to develop an OREO property into a residential subdivision. The decrease in loan servicing fees in 2000 resulted from run-off in the mortgage servicing portfolio, which at June 30, 2000 totaled $16.9 million, down from $20.2 million at June 30, 1999. Any loans that the Bank has sold, since 1994, have been on a servicing released basis.


Operating Expenses
------------------

Operating expenses decreased $102,000, or 1.0%, in 2000. The principal categories of operating expenses are as follows:

  Years ended June 30,              2000      1999           Change
  (dollars in thousands)            ----      ----           ------
  Salaries                          $4,878    $4,766     $112     2.4%
  Employee benefits                    665     1,252     (587)  (46.9)
  Occupancy                            986       995       (9)   (0.9)
  Equipment                            919       779      140    18.0
  Professional, collection
   and OREO expense                    565       284      281    98.9
  Insurance                            107        88       19    21.6
  Postage and telecommunications       354       421      (67)  (15.9)
  Marketing                            327       216      111    51.4
  Service bureau                       214       261      (47)  (18.0)
  Other operating                    1,321     1,376      (55)   (4.0)
                                   -------   -------    -----   -----
   Total operating expenses        $10,336   $10,438    $(102)   (1.0)%
                                   =======   =======    =====   =====


The increase in salaries in 2000 was due primarily to annual salary increases and higher incentive compensation awards which were offset by overtime, in 1999, related to the conversion of the Bank's core data processing systems to a new in-house system. The decrease in employee benefits results primarily from the recognition of net periodic pension income, on NewMil's frozen defined benefit pension plan (the plan), of $468,000 and from lower health benefits expenses in 2000. NewMil was measuring net periodic pension cost for the first two quarters of the fiscal year 2000 under the premise that the plan would be terminated at sometime in fiscal 2000. During the quarter ended December 31, 1999, NewMil made a strategic decision not to terminate the plan and will continue the plan in a frozen status. This change in strategy was deemed a significant event per paragraph 53 of SFAS No. 87 "Employers' Accounting for Pensions" which necessitated a change in measurement assumptions. These different measurement assumptions resulted in $468,000 of pension income during the year 2000 as compared to $178,000 in 1999. The increase in occupancy and equipment expense is primarily due to higher depreciation expense and building maintenance expense in 2000. The increase in professional, collection and OREO expense is a result of the cost of additional consulting work related to various corporate initiatives that the Bank undertook in 2000. Marketing expense increased as a result of a Cable TV campaign in 2000. All other operating expenses, including shareholder relations, office expense and other, decreased $150,000 or 7.0% in 2000.


Income Taxes
------------

Net income for 2000 included an income tax provision of $2,076,000, for an effective tax rate of 34.1%, as compared with an income tax provision of $2,264,000, for an effective tax rate of 40.8%, for 1999.

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

NewMil formed a PIC and changed its tax year to a calendar year basis to take advantage of the Connecticut statute. Effective January 1, 1999 NewMil transferred mortgages into the PIC and income of the PIC and its dividends to NewMil became exempt from the Connecticut Corporation Business Tax. Effective January 1, 1999, NewMil's combined Federal and State effective tax rate became 34%. The formation of the PIC has required NewMil to establish a valuation allowance against its existing deferred State tax assets that are no longer expected to be realized in future years. The provision for the year ended June 30, 1999 included a one-time charge of $266,000 related to the formation of the PIC, as discussed above.

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

SFAS 133 has no financial impact on the results of operations for the year ended June 30, 2000 as NewMil has no derivative financial instruments.

Comparison between 1999 and 1998


Overview
--------

NewMil earned net income of $3,032,000, or $0.76 per share, for the year ended June 30, 1999, compared with net income of $2,989,000, or $0.74 per share, for fiscal year 1998. Net income for the 1999 fiscal year included the effect of both a change in accounting principles, resulting from the adoption of SFAS 133, and an extraordinary item, resulting from the prepayment of Federal Home Loan Bank advances.


Analysis of Net Interest Income
-------------------------------

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


Provision for Loan Losses
-------------------------

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


Non-Interest Income
-------------------

Non-interest income increased $570,000, or 19.9%, to $3,434,000 in 1999. This increase is a result of gains on sale of OREO in 1999 and security losses in 1998, offset by a gain on the sale of a non-performing loan in 1998. The principal categories of non-interest income are as follows:

  Years ended June 30,              1999      1998           Change
  (dollars in thousands)            ----      ----           ------
 Service charges on
  deposit accounts                  $1,154    $1,122    $ 32      2.9%
 Gains on sales of
  loans, net                           547       480      67     14.0
 Loan servicing                         81       101     (20)   (19.8)
 Securities (losses)
  gains, net                           -        (271)    271    100.0
 Gains on sales of
  OREO, net                          1,342       359     983    273.8
 Gains on sale of
  non-performing loans                 -         778    (778)  (100.0)
 Other                                 310       295      15      5.1
                                    ------    ------    ----     ----
  Total non-interest income         $3,434    $2,864    $570     19.9%
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


Operating Expenses
------------------

Operating expenses increased $518,000, or 5.2%, in 1999. The principal categories of operating expenses are as follows:

  Years ended June 30,              1999      1998          Change
  (dollars in thousands)            ----      ----          ------
  Salaries                          $4,766    $4,216   $ 550    13.1%
  Employee benefits                  1,252     1,183      69     5.8
  Occupancy                            995     1,018     (23)   (2.3)
  Equipment                            779       922    (143)  (15.5)
  Professional, collection
   and OREO expense                    284       315     (31)   (9.8)
  Insurance                             88        92      (4)   (4.4)
  Postage and telecommunications       421       424      (3)   (0.7)
  Marketing                            216       235     (19)   (8.1)
  Service bureau                       261       221      40    18.1
  Other operating                    1,376     1,294      82     6.3
                                   -------    ------   -----    ----
   Total operating expenses        $10,438    $9,920   $ 518     5.2%
                                   =======    ======   =====    ====


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


Income Taxes
------------

Net income for 1999 included an income tax provision of $2,264,000, for an effective tax rate of 40.8%, as compared with an income tax provision of $2,164,000, with a similar effective tax rate of 42.0%, for 1998.


FINANCIAL CONDITION

During fiscal year 2000 total assets increased $40.5 million, or 11.5%, to $392.6 million at June 30, 2000. This was due to purchases of securities and an increase in net loans of $13.7 million. Investments increased $26.1 million, or 22.1%, to $144.3 million at June 30, 2000. Net loans increased by $13.7 million, or 6.5%, to $223.7 million at June 30, 2000. On the liability side, deposits grew $19.5 million, or 6.5%, and borrowings increased $20.8 million, to $35.8 million at June 30, 2000. Non-performing assets decreased $351,000, or 22.4%, to $1.2 million, and represent only 0.31% of assets at June 30, 2000. Book value per share increased 5.3% to $9.52 at June 30, 2000, after cash dividends of $0.40, representing a 38.1% payout ratio. At June 30, 2000 tier 1 leverage and total risk-based capital ratios were 9.19% and 16.83%, respectively, and NewMil was "well capitalized" as defined by the Federal Reserve Board.


Securities
----------

During 2000 securities increased $26.1 million, or 22.1%, to $144.3 million at June 30, 2000, while federal funds sold decreased $3.2 million. The increase in securities and loan growth was funded by both deposit growth and increased borrowings during 2000. The principal categories of securities are as follows (including both available-for-sale and held-to-maturity):

June 30,
(dollars in thousands)         2000            1999            1998
                               ----            ----            ----
U.S. Treasury notes      $   -     0.0%  $    -    0.0%  $ 18,330  11.3%
U.S. Government
 Agency notes             9,822    6.8        -    0.0        993   0.6
Corporate Bonds          22,034   15.3        -    0.0        -     0.0
Municipal Bonds          10,800    7.5    10,558   8.9        -     0.0
Mortgage backed
  securities             89,851   62.3    92,996  78.7     94,602  58.3
Collateralized mortgage
 obligations              9,035    6.2    11,883   10.1     45,817  28.2
Equity securities         2,765    1.9     2,765    2.3      2,525   1.6
                       --------         --------          --------
 Total securities      $144,307  100.0  $118,202  100.0   $162,267 100.0
                       ========         ========          ========


The change in portfolio mix in 2000 resulted from the portfolio run-off, the sale of mortgage backed securities, and the replacement of these with new purchases, which included corporate bonds, Government Agency securities and mortgage backed securities ("MBS").

NewMil's securities portfolio consists of MBSs', CMOs', Government Agency, corporate bonds, bank qualified municipal bonds and Federal Home Loan Bank stock. At June 30, 2000, 92.4% of the portfolio consisted of fixed rate securities, principally MBS, corporate bonds and to a lesser extent, Government agency, CMOs and municipal bonds. At June 30, 2000 total fixed rate securities had a projected weighted average duration and life of 4.5 years and 6.1 years, respectively, based on median projected prepayment speeds at current interest rates. At June 30, 2000 5.6% of the portfolio consisted of floating rate CMOs and MBSs, which generally reprice monthly based on pre-determined spreads to an underlying index, subject to life-time caps and floors. The floating rate securities had a projected weighted average duration and life of
0.1 years and 7.2 years, respectively, based on median projected prepayment speeds at current interest rates. Floating rate MBSs are tied to the Eleventh District Cost of Funds index, while the floating rate CMOs are tied to several Treasury indices. The remaining 2.0% of the portfolio at June 30, 2000, was represented primarily by Federal Home Loan Bank stock.

At June 30, 2000, securities totaling $104.5 million, or 72.4%, were classified as available-for-sale and securities totaling $39.8 million, or 27.6%, were classified as held-to-maturity.

The composition, maturity distribution and weighted average yields of securities available-for-sale are as follows:

(dollars in thousands)                Carrying    Market
                                       Value      Value      Yield
                                       -----      -----      -----
June 30, 2000
US Government Agency notes
  After 1 but within 5 years           $  9,822   $  9,822   7.12%
Corporate Bonds
  After 1 but within 5 years             22,034     22,034   7.51
Mortgage backed securities               68,787     68,787   6.91
Collateralized mortgage obligations       1,120      1,120   5.12
Equity securities                         2,765      2,765   5.48
                                       --------   --------
  Total Securities Available-for-sale  $104,528   $104,528   7.61
                                       ========   ========

(dollars in thousands)                Carrying    Market
                                       Value      Value      Yield
                                       -----      -----      -----
June 30, 1999
Mortgage backed securities             $70,106    $70,106   6.40%
Collateralized mortgage obligations      1,264      1,264   4.96
Equity securities                        2,765      2,765   5.48
                                       -------    -------
  Total Securities Available-for-sale  $74,135    $74,135   7.19
                                       =======    =======

(dollars in thousands)                Carrying    Market
                                       Value      Value      Yield
June 30, 1998                          -----      -----      -----
U.S. Treasury and Government
  U.S. Treasury Obligation
    Within 1 year                      $ 18,330   $ 18,330   6.32%
  Agency Obligations
    After 5 but within 10 years             993        993   6.17
Mortgage backed securities               87,796     87,796   6.55
Collateralized mortgage obligations       2,447      2,447   4.45
Equity securities                         2,525      2,525   6.00
                                       --------   --------
  Total Securities Available-for-sale  $112,091   $112,091   6.45
                                       ========   ========


The composition, maturity distribution and weighted average yields of securities held-to-maturity are as follows:

(dollars in thousands)                Carrying    Market
                                       Value      Value      Yield
June 30, 2000                          -----      -----      -----
Municipal Bonds
  After 1 but within 5 years           $   250    $   234   5.75%
  After 10 years                        10,550      9,638   6.14
Mortgage backed securities              21,064     20,671   6.81
Collateralized mortgage obligations      7,915      7,462   6.08
                                       -------    -------
  Total Securities Held-to-maturity    $39,779    $38,005   6.48
                                       =======    =======

(dollars in thousands)                Carrying    Market
                                       Value      Value      Yield
June 30, 1999                          -----      -----      -----
Municipal Bonds
  After 10 years                       $10,558    $ 9,692   6.14%
Mortgage backed securities              22,890     22,927   6.67
Collateralized mortgage obligations     10,619     10,292   5.88
                                       -------    -------
  Total Securities Held-to-maturity    $44,067    $42,911   6.14
                                       =======    =======

June 30, 1998
Mortgage backed securities             $ 6,806    $ 6,905   6.59%
Collateralized mortgage obligations     43,370     43,006   6.08
                                       -------    -------
  Total Securities Held-to-maturity    $50,176    $49,911   6.14
                                       =======    =======



Loans
-----

During 2000 net loans grew $13.7 million, or 6.5%, to $223.7 million at June 30, 2000. Loan originations and advances for portfolio, including $4.2 million of residential mortgage loans purchased, totaled $74.7 million for 2000, down 19.2% from $92.4 million in 1999. Loan repayments totaled $61.0 million for 2000, down from $83.4 million in 1999. The decrease in loan repayments was due primarily to refinancing of residential mortgage loans and HELOCS, in 2000. Residential mortgage loans originated for sale decreased by $20.1 million to $7.9 million, in 2000, compared with $28.0 million in 1999. This decrease also reflects the slowdown in refinancing in 2000. Loans originated for sale are sold on a servicing released basis.

The principal categories of the loan portfolio are as follows:

June 30, (in thousands)                  2000                1999
Real estate mortgages                    ----                ----
  One-four family residential     $130,770   57.2%    $128,371   59.8%
  Five or more family residential    4,185    1.8        6,152    2.9
  Commercial                        51,633   22.6       37,456   17.4
  Land and land development          1,995    0.9        2,410    1.1
Commercial and industrial           17,404    7.6       18,211    8.5
Home equity lines of credit         20,257    8.8       19,429    9.0
Installment and other                2,439    1.1        2,850    1.3
                                  --------  -----     --------  -----
  Total loans, gross              $228,683  100.0     $214,879  100.0
                                  ========  =====     ========  =====



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

The following table sets forth information on the composition of NewMil's loan portfolio by loan type for each of the past five years:

June 30, (in thousands)   2000      1999      1998      1997      1996
Real Estate Mortgages:    ----      ----      ----      ----      ----
 Residential
   1-4 family          $130,770  $128,371  $ 85,274  $ 90,885  $ 89,159
   5-more family          4,185     6,152     5,500     4,812     3,262
 Commercial              51,633    37,456    34,878    31,850    30,408
 Land                     1,995     2,410     3,571     8,334     9,472
 Home equity credit      20,257    19,429    21,208    20,274    14,474
   Total mortgage       -------   -------   -------   -------   -------
    loans               208,840   193,818   150,431   156,155   146,775
Commercial and
 industrial              17,404    18,211    14,357    12,424     6,130
Installment                 806       950     1,161     1,140       502
Collateral and other      1,633     1,900     1,957     1,982     2,156
                        -------   -------   -------   -------   -------
 Total loans, gross     228,683   214,879   167,906   171,701   155,563
Deferred loan orig-
 ination fees and
 purchase premium, net       29       146       (53)     (108)     (139)
Allowance for loan
 losses                  (4,978)   (4,989)   (5,004)   (5,452)   (4,866)
                       --------  --------  --------  --------  --------
   Total loans, net    $223,734  $210,036  $162,849  $166,141  $150,558
                       ========  ========  ========  ========  ========


The following tables reflect NewMil's loan portfolio maturity distribution as of June 30, 2000 (non-accrual loans have been presented in the after 5 years category):

June 30, 2000                              Within     After
(in thousands)                   Within      1-5         5
                                 1 year     years     years     Total
Real Estate Mortgages:           ------     -----     -----     -----
   Residential
     1-4 family                 $15,215   $40,039   $75,516   $130,770
     5-more family                  878     2,014     1,293      4,185
   Commercial                    14,989    24,435    12,209     51,633
   Land                           1,180       274       541      1,995
Home equity credit lines          5,250    12,007     3,000     20,257
Commercial and industrial         7,178     7,925     2,301     17,404
Installment                         345       413        48        806
Collateral and other              1,633       -         -        1,633
                                -------   -------   -------   --------
   Total loans, gross           $46,668   $87,107   $94,908   $228,683
                                =======   =======   =======   ========


The following table shows as of June 30, 2000 the amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates:

June 30, 2000 (in thousands)           Fixed      Adjustable
                                     interest      interest
                                       rates        rates
Real Estate Mortgages:                 -----        -----
 1-4 family residential                $29,316      $ 86,239
 5-more family residential                 -           3,307
 Commercial                              1,152        35,492
 Land                                      -             815
Home equity credit lines                   -          15,007
Commercial and industrial                5,553         4,673
Installment                                410            51
Collateral and other                       -             -
                                       -------      --------
  Total loans, gross                   $36,431      $145,584
                                       =======      ========


Non-performing assets
---------------------

The following table sets forth non-performing assets for each of the last five years:

June 30, (in thousands)           2000    1999    1998    1997    1996
                                  ----    ----    ----    ----    ----
Non-accruing loans               $  621  $1,051  $  761  $2,054  $3,809
Accruing loans past due
 90 days or more                    231     185     628     783     166
Accruing restructured
 loans                               -      -       -       274     281
                                 ------  ------  ------  ------  ------
  Total non-performing loans        852   1,236   1,389   3,111   4,256
OREO, net                           366     333     295     474   2,224
                                 ------  ------  ------  ------  ------
  Total non-performing assets    $1,218  $1,569  $1,684  $3,585  $6,480
                                 ======  ======  ======  ======  ======


During 2000 non-performing assets decreased $351,000, or 22.4%, to $1.2 million at June 30, 2000, and represented only 0.31% of total assets. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and favorable economic climate. The following table summarizes changes in non-performing assets during the past two years.

Years ended June 30,
(dollars in thousands)                             2000      1999
                                                   ----      ----
Balance, beginning of year                       $ 1,569   $ 1,684
Loans placed on non-accrual status                   899       920
Non-accrual loan payments                           (523)     (150)
Loans returned to accrual status                    (278)       (3)
Non-accrual loan charge-offs                        (173)     (156)
Change in accruing loans past
  due 90 or more days, net                            46      (442)
Payments to improve OREO                              31       107
Decrease in OREO valuation reserve                   -          82
Gross proceeds from OREO sales                      (399)   (1,815)
Gains on OREO sales, net                              46     1,342
                                                 -------   -------
  Balance, end of year                           $ 1,218   $ 1,569
                                                 =======   =======
Percent of total assets                             0.31%     0.45%


The following table details the composition of non-performing assets as of the dates presented.

Non-Performing Assets              Accruing            Other    Total
(dollars in              Non-     loans past Restruc-   real     non-
thousands)              accrual  due 90 or     tured   estate performing
                         loans    more days   loans    owned    assets
June 30, 2000            -----    ---------   -----    -----    ------
Real estate:
 Residential            $  216      $ 231       $ -     $  58    $ 505
 Commercial                  2         -          -       308      310
 Land and land
 development               403         -          -        -       403
                        ------      -----       ----    -----   ------
 Totals                 $  621      $ 231       $ -     $ 366   $1,218
                        ======      =====       ====    =====   ======
June 30, 1999
Real estate:
 Residential            $  196       $185       $ -     $ 333    $ 714
 Commercial                452        -           -       -        452
 Land and land
 development               403         -          -         -      403
                        ------       ----       ----    -----   ------
 Totals                 $1,051       $185       $ -     $ 333   $1,569
                        ======       ====       ====    =====   ======


Had non-accrual loans as of June 30, 2000 and 1999, been current in accordance with their original terms, gross interest income of $68,000 and $98,000 would have been recorded in net income for 2000 and 1999, respectively. The amount of interest on these loans that was included in income was $15,000 and $59,000 in 2000 and 1999, respectively. Accruing loans past due 90 days or more at June 30, 2000 consist of two residential mortgage loans, both of which are in the process of collection and where the collection of accrued interest is probable. NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO and in 2000 sold $399,000 of OREO from which net gains of $46,000 were realized.

In addition to non-performing assets, at June 30, 2000 NewMil had $3,724,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.


Deposits and borrowings
-----------------------

Deposits grew $19.5 million, or 6.5%, during 2000 to $319.6 million. Money Market and NOW accounts grew $13.5 million, or 12.7%, certificates grew $4.7 million, or 3.7% and demand deposits grew $2.1 million, or 11.2%, while savings decreased $791,000, or 1.6%. NewMil has 14 full service branch offices and one limited service office located in Fairfield, Litchfield and New Haven Counties.

The following table shows the scheduled maturities of certificates of deposit with balances in excess of $100,000:

June 30, 2000 (in thousands)    Less   Within   Within   Over
                              than 3   3 - 6    6- 12    one
                              months   months   months   year   Total
                              ------   ------   ------   ----   -----
Certificates of deposit
  over $100,000               $5,207   $2,900   $4,928  $3,066  $16,101
                              ======   ======   ======  ======  =======


The growth in deposits, during 2000, along with increased borrowings, up $20.8 million to $35.8 million, funded the growth in loans and investments. Borrowings at June 30, 2000 consisted of Federal Home Loan Bank advances with terms ranging from one day to nine months and fixed rates ranging from 5.91% to 7.42% the one day advances are at a variable interest rate. Borrowings at June 30, 1999 had terms of twenty to forty-four months and fixed rates between 5.91% and 6.02%.


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

Operating activities in 2000 provided net cash flows of $2.2 million, down from $5.6 million in 1999. During 2000 investing activities used net cash of $40.1 million, principally for loan advances and purchases and net security purchases. Financing activities provided net cash of $37.7 million, principally from increased deposits, borrowings and proceeds from the exercise of stock options, offset by shareholder dividends and purchases of treasury stock. Funds provided by operating activities and financing activities were utilized to fund investing activities.

Operating activities in 1999 provided net cash flows of $5.6 million, up from $3.6 million in 1998. During 1999 investing activities used net cash of $3.4 million, principally for loan advances and purchases and net security purchases. Financing activities used net cash of $19.7 million, principally to repay borrowings, pay shareholder dividends and purchases of treasury stock, offset by increased net deposits. Funds provided by operating activities coupled with $17.6 million decreased cash and cash equivalents, due primarily to a decrease in federal funds sold, were utilized to fund investing and financing activities.

At June 30, 2000, NewMil's liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $186.6 million, to net deposits and short term unsecured liabilities, was 52.5%, well in excess of NewMil's minimum guideline of 15%.

At June 30, 2000, NewMil had outstanding commitments to fund new loan originations of $5.3 million, construction mortgage commitments of $4.2 million and unused lines of credit of $24.8 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


ASSET/LIABILITY MANAGEMENT AND MARKET RISK

NewMil manages interest rate risk through an Asset Liability Committee comprised of senior management. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and an earnings simulation analysis. Traditional gap analysis identifies short and long term interest rate positions or exposure. Simulation analysis measures the amount of short term earnings at risk under both rising and falling rate scenarios.

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

The following table sets forth NewMil's interest rate sensitivity position, or gap position, at June 30, 2000, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to repricing in future time periods. For the purposes of this analysis, money market and savings deposits have been presented in the within 6 month category and NOW account deposits have been presented in the after 5 year category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the repricing periods presented due to differences in their repricing elasticity relative to changes in the general level of interest rates.

June 30, 2000                          Within     Within
(dollars in thousands)   Within 6       7-12       1-5
                          months       months     years
                          ------       ------     -----
ASSETS
Securities              $ 19,378     $ 6,225     $71,637
Federal funds sold           -           -           -
Due from banks                99         -           -
Loans                     73,878      29,307      79,528
Other assets                 -           -           -
                          ------      ------     -------
 Total assets             93,355      35,532     151,165
SOURCE OF FUNDS           ------      ------     -------
Deposits
 Demand (non
 interest-bearing)           -           -           -
 NOW accounts                -           -           -
 Money market             75,465         -           -
 Savings and other        48,652         -           -
 Certificates of
 deposit                  65,461      33,557      31,800
Federal Home Loan
 Bank advances            28,250       7,500         -
Other liabilities            -           -           -
Stockholders'
 equity                      -           -           -
 Total sources           -------      ------      ------
 of funds                217,828      41,057      31,800
                         -------      ------      ------
Cumulative
 interest-rate
 sensitivity
 gap                   $(124,473)  $(129,998)   $(10,633)
                       =========   =========    ========
Percent of
 total assets              (31.7)%     (33.1)%      (2.7)%

June 30, 2000
(dollars in thousands)     After      Non-interest
                           5 years      bearing      Total
                           -------      -------      -----
ASSETS
Securities                 $49,132      $(2,065)     $144,307
Federal funds sold             -            -             -
Due from banks                 -          12,524       12,623
Loans                       42,390         3,609      228,712
Other assets                   -           6,930        6,930
                            ------        ------     --------
 Total assets               91,522        20,998     $392,572
SOURCE OF FUNDS             ------        ------     ========
Deposits
 Demand (non
 interest-bearing)             -          20,703       20,703
 NOW accounts               43,950           -         43,950
 Money market                  -             -         75,465
 Savings and other             -             -         48,652
 Certificates of
 deposit                        38           -        130,856
Federal Home Loan
 Bank advances                 -             -         35,750
Other liabilities              -           2,871        2,871
Stockholders'
 equity                        -          34,325       34,325
 Total sources
 of funds                   43,988        57,899     $392,572
Cumulative                  ------        ------     ========
 interest-rate
 sensitivity
 gap                       $36,901       $  -
                           =======       =======
Percent of
 total assets                 9.4%          -  %



At June 30, 2000, its one year cumulative gap was -$130.0 million, or 33.1% of assets. A liability sensitive gap implies that NewMil's net interest margin could be adversely affected by a sudden increase in interest rates.

NewMil simulates earnings at risk over a twelve month horizon by ramping interest rates +/-200 basis points from the current rate environment. During the year ended June 30, 2000 interest rates did not move +/-200 basis points from their current rates. NewMil's asset/liability management responds to changes in interest rates and market conditions. The simulation analysis incorporates numerous assumptions about balance sheet changes, including growth and product mix, product pricing and the behavior of interest rates. NewMil's policy is to ensure that the change in net income over the twelve month horizon within the +/-200 basis point band will not decrease by 20% or more. The following table indicates that the estimated percentage change in net income over the next twelve month forecast, for June 30, 2000 and 1999, horizon is within NewMil's tolerance limit.

Change                  % Change in
in Rate                 Net Income
                      2000     1999
+200 bp               -8.6%     2.9%
-200 bp               -5.0%    -9.5%


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


CAPITAL RESOURCES

During 2000 shareholders' equity increased $1,190,000, or 3.6%, to $34.3 million, while book value per share increased 5.3% to $9.52 at June 30, 2000. The increase in shareholders' equity resulted from earnings of $4,015,000 and proceeds from the exercise of stock options of $372,000, offset, in part, by treasury stock purchases of $1,514,000, dividend payments of $1,453,000 and a $230,000 increase in the adjustment to shareholders equity for net unrealized holding losses on securities.

In July 1996, April 1999, July 1999, December 1999 and February 2000 NewMil announced its intention to repurchase 406,989 (10% of the outstanding shares), 100,000, 50,000, 40,000 and 40,000 respectively, of it outstanding common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of the repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes. During 2000 NewMil repurchased 128,190 shares, or 3.5%, of its outstanding shares of common stock, as of July 1, 1999. As of June 30, 2000 NewMil had repurchased 406,989 of its outstanding common stock, under the July 1996 plan, 190,000 of its outstanding common stock, under the April 1999, July 1999 and December 1999 plans, and 10,001 shares of its outstanding shares, under the February 2000 plan. This represents 95.3% of the total planned repurchases with total consideration of $6,526,000 being paid.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At June 30, 2000 NewMil's leverage capital ratio was 9.19% and its tier I and total risk-based capital ratios were 15.56% and 16.83%, respectively. At June 30, 2000 the Bank's leverage capital ratio was 9.05% and its tier I and total risk-based capital ratios were 15.76% and 17.02%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.


Dividend Restrictions
---------------------

NewMil's ability to pay dividends to its shareholders is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends by the Bank to NewMil. Under Connecticut law a bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at June 30, 2000 is $1,452,000. In some instances, further restrictions on dividends may be imposed on NewMil by the FRB.

In October 1994 NewMil resumed dividend payments with the payment of a $0.02 quarterly cash dividend, following a four year lapse. In October 1996, 1997 and 1998 NewMil increased its quarterly cash dividend to $0.06, $0.08 and $0.09, respectively. In July 1999 NewMil increased its quarterly dividend to $0.10. For 2000 total dividends of $0.40 per share were paid.

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

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the ASSET/LIABILITY MANAGEMENT AND MARKET RISK section included under Item 7 of this report is incorporate by reference herein.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and
 Shareholders of NewMil Bancorp, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of NewMil Bancorp, Inc. and its subsidiary at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of NewMil's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2 to the consolidated financial statements, NewMil changed its method of accounting for derivative financial instruments in 1999.


 /s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
July 19, 2000


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                       June 30,
                                                   2000        1999
ASSETS                                             ----        ----

Cash and due from banks                          $ 12,623    $ 9,719
Federal funds sold                                    -        3,167
                                                 --------    -------
   Total cash and cash equivalents                 12,623     12,886
Securities
   Available-for-sale at market                   104,528     74,135
   Held-to-maturity at amortized
    cost (fair value: $38,005 and $42,911)         39,779     44,067
Loans (net of allowance for loan losses:
    $4,978 and $4,989)                            223,734    210,036
Other real estate owned                               366        333
Bank premises and equipment, net                    5,679      6,238
Accrued interest income                             2,747      2,190
Deferred tax asset, net                             2,000      1,788
Other assets                                        1,116        444
                                                 --------   --------
     Total Assets                                $392,572   $352,117
                                                 ========   ========


LIABILITIES and SHAREHOLDERS' EQUITY

Deposits
   Demand (non-interest bearing)                 $ 20,703   $18,622
   NOW accounts                                    43,950    34,660
   Money market                                    75,465    71,252
   Savings and other                               48,652    49,443
   Certificates of deposit                        130,856   126,146
                                                  -------   -------
     Total deposits                               319,626   300,123
Federal Home Loan Bank advances                    35,750    15,000
Accrued interest and other liabilities              2,871     3,859
                                                  -------   -------
     Total Liabilities                            358,247   318,982
                                                  -------   -------
Commitments and contingencies                         -        -
                                                  -------   -------
Shareholders' Equity
   Common stock - $.50 per share par value
    Shares authorized: 20,000,000
    Shares issued: 5,990,138                        2,995     2,995
   Paid-in capital                                 43,332    43,773
   Retained earnings                               13,199    10,637
   Accumulated other comprehensive income, net     (1,362)   (1,132)
   Treasury stock, at cost: 2,384,113 and
    2,325,924 shares                              (23,839)  (23,138)
                                                 --------  --------
     Total Shareholders' Equity                    34,325    33,135
                                                 --------  --------
     Total Liabilities and Shareholders' Equity  $392,572  $352,117
                                                 ========  ========


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

                                                Years ended June 30,
                                              2000      1999     1998
                                              ----      ----     ----
Interest and dividend income
  Interest and fees on loans                $17,108   $15,426  $15,005
  Interest and dividends on securities        7,915     8,235    8,886
  Interest on federal funds sold                152       795      764
                                            -------   -------  -------
    Total interest and dividend income       25,175    24,456   24,655
                                            -------   -------  -------
Interest expense
  Deposits                                    9,878    10,352   10,903
  Borrowed funds                              1,233     1,455    1,293
                                            -------   -------  -------
    Total interest expense                   11,111    11,807   12,196
                                            -------   -------  -------
Net interest and dividend income             14,064    12,649   12,459
Provision for loan losses                      (470)      100      250
                                            -------   -------  -------
Net interest and dividend income
  after provision for loan losses            14,534    12,549   12,209
                                            -------   -------  -------
Non-interest income
  Service charges on deposit accounts         1,329     1,154    1,122
  Gain on sale of branch                         75       -        -

  Gain on sale of OREO                           46     1,342      359
  Gain on sale of non-performing loan           -         -        778
  Gains on sales of mortgage loans, net         147       547      480
  Loan servicing fees                            66        81      101
  Securities losses, net                       (109)      -       (271)
  Other                                         339       310      295
                                            -------   -------  -------
    Total non-interest income                 1,893     3,434    2,864
                                            -------   -------  -------
Non-interest expense
  Salaries                                    4,878     4,766    4,216
  Employee benefits                             665     1,252    1,183
  Occupancy                                     986       995    1,018
  Equipment                                     919       779      922
  Professional, collections
    and OREO                                    565       284      315
  Marketing                                     327       216      235
  Insurance                                     107        88       92
  Other                                       1,889     2,058    1,939
                                            -------   -------  -------
    Total non-interest expense               10,336    10,438    9,920
                                            -------   -------  -------
Income before income taxes, cumulative
  effect of accounting change
  and extraordinary item                      6,091     5,545    5,153
Income tax provision                          2,076     2,264    2,164
                                            -------   -------  -------
Income before cumulative effect
  of accounting change
  and extraordinary item                      4,015     3,281    2,989
Cumulative effect of change in
  accounting principle, net of taxes            -        (162)     -

Extraordinary item, net of taxes                -         (87)     -
                                            -------   -------  -------
Net income                                  $ 4,015   $ 3,032  $ 2,989
                                            =======   =======  =======


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME - continued
(in thousands except per share amounts)

                                                Years ended June 30,
                                               2000      1999    1998
Diluted earnings per share                     ----      ----    ----
  Income before cumulative effect of
  accounting change and
  extraordinary item                          $1.05     $0.82   $0.74
  Cumulative effect of change in

  accounting principle, net of taxes            0.0     (0.04)    0.0
  Extraordinary item, net of taxes              0.0     (0.02)    0.0
                                              -----     -----   -----
Net income                                    $1.05     $0.76   $0.74
                                              =====     =====   =====
Basic earnings per share
  Income before cumulative effect of
  accounting change and
  extraordinary item                          $1.10     $0.87   $0.78
  Cumulative effect of change in

  accounting principle, net of taxes            0.0     (0.05)    0.0
  Extraordinary item, net of taxes              0.0     (0.02)    0.0
                                              -----     -----   -----
Net income                                    $1.10     $0.80   $0.78
                                              =====     =====   =====

Dividends per share                           $0.40     $0.35   $0.30
                                              =====     =====   =====



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                           Common      Stock      Paid-in     Retained
                           Shares      Amount     capital     earnings
Balances at                ------      ------     -------     --------
 June 30, 1997             $5,988,138  $2,994     $44,192     $7,097
Net income for year              -       -           -         2,989
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                    -       -           -          -
Total comprehensive
 income

Cash dividends paid              -       -           -        (1,153)
Proceeds from
 exercise of
 stock options:
  Issuance of
   new shares                   2,000       1          12       -
  Issuance of
   treasury stock                -       -           (312)      -
Proceeds from
 issuance of
 treasury stock                  -       -            (11)      -
Acquisition of
 treasury stock                  -       -           -          -
Balances at                ----------  ------     -------    -------
 June 30, 1998             $5,990,138  $2,995     $43,881    $ 8,933
Net income for year              -       -           -         3,032
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                    -       -           -          -
Total comprehensive
 income

Cash dividends paid              -       -           -        (1,328)
Proceeds from
 exercise of
 stock options:
   Issuance of
   treasury stock                -       -           (108)      -
Acquisition
 of treasury stock               -       -           -          -
Balances at                 ---------  ------     -------    -------
 June 30, 1999              5,990,138  $2,995     $43,773    $10,637



                                     Accumulated other       Total
                        Treasury       comprehensive     shareholders'
                         stock           income             equity
                         -----          --------           --------
Balances at
 June 30, 1997           $(21,075)      $(1,489)           $31,719
Net income for year          -             -                 2,989
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                -              284                284
Total comprehensive                                         ------
 income                                                      3,273
                                                            ------
Cash dividends paid          -             -                (1,153)
Proceeds from
 exercise of
 stock options:
  Issuance of
   new shares                -             -                    13
  Issuance of
   treasury stock             584          -                   272
Proceeds from
 issuance of
 treasury stock                61          -                    50
Acquisition of
 treasury stock              (765)         -                  (765)
Balances at              --------       -------            -------
 June 30, 1998           $(21,195)      $(1,205)           $33,409
Net income for year          -             -                 3,032
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                -               73                 73
Total comprehensive                                          -----
 income                                                      3,105
                                                             -----
Cash dividends paid          -             -                (1,328)
Proceeds from
 exercise of
 stock options:
   Issuance of
   treasury stock             167          -                    59
Acquisition
 of treasury stock         (2,110)         -                (2,110)
Balances at              --------       -------            -------
 June 30, 1999           $(23,138)      $(1,132)           $33,135





NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                           Common      Stock      Paid-in     Retained
                           Shares      Amount     capital     earnings
Balances at                ------      ------     -------     --------
 June 30, 1999            $5,990,138   $2,995     $43,773     $10,637
Net income for year             -        -           -          4,015
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                   -        -           -           -
Total comprehensive
 income

Cash dividends paid             -        -           -         (1,453)
Proceeds from
 exercise of
 stock options:
   Issuance of
   treasury stock               -        -           (441)       -
Acquisition
 of treasury stock              -        -           -           -
Balances at               ----------   ------     -------     -------
 June 30, 2000            $5,990,138   $2,995     $43,332     $13,199
                          ==========   ======     =======     =======


                                     Accumulated other       Total
                        Treasury       comprehensive     shareholders'
                         stock           income             equity
                         -----          --------           --------
Balances at
 June 30, 1999           $(23,138)      $(1,132)           $33,135
Net income for year          -             -                 4,015
Change in net
 unrealized gains
 (losses) on
 securities,
 net of taxes                -             (230)              (230)
Total comprehensive                                          -----
 income                                                      3,785
                                                             -----
Cash dividends paid          -             -                (1,453)
Proceeds from
 exercise of
 stock options:
   Issuance of
   treasury stock             813          -                   372
Acquisition
 of treasury stock         (1,514)         -                (1,514)
Balances at              --------       -------            -------
 June 30, 2000           $(23,839)      $(1,362)           $34,325
                         ========       =======            =======



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                               Years ended June 30,
                                             2000      1999       1998
Operating Activities                         ----      ----       ----
 Net income                               $  4,015   $ 3,032    $ 2,989
 Adjustments to reconcile net income
  to net cash provided
  by operating activities:
    Provision for loan losses                 (470)      100        250
    Provision for OREO recoveries              -         (82)       (55)
    Provision for depreciation and
     amortization                              760       695        626
    Deferred income tax (benefit) provision    (94)      496        763
    Amortization and accretion of
     securities premiums and
     discounts, net                            155       763        185
    Securities losses, net                     109       -          271
    Cumulative effect of
     accounting change, net                    -         162        -
    Extraordinary loss on debt
     extinguishment, net                       -          87        -
    Loans originated for sale               (7,377)  (27,597)   (25,331)
    Proceeds from loans originated
     for sale                                7,524    28,144     25,812
    Realized gains on loan sales, net         (147)     (547)    (1,258)
    Realized gains on OREO sales, net          (46)   (1,342)      (359)
    Realized gains on branch sale              (75)      -          -
    (Increase) decrease in accrued
     interest income                          (557)       69       (245)
    (Decrease) increase in accrued interest
     expense and other liabilities            (988)    1,251       (166)
    (Increase) decrease in other
     assets, net                              (596)      346        141
     Net cash provided by                  -------    ------     ------
     operating activities                    2,213     5,577      3,623
                                           -------    ------     ------
Investing Activities
 Proceeds from sales of securities
  available-for-sale                         8,411    20,933     35,877
 Proceeds from sale of security
  held-to-maturity                             -         -        7,325
 Proceeds from maturities and principal
  repayments of securities                   2,821    33,603     44,152
 Purchases of securities
  available-for-sale                       (32,218)  (10,805)   (50,071)
 Proceeds from sales of mortgage backed
  securities available-for-sale                -         -        1,042
 Purchases of mortgage backed securities:
  held-to-maturity                             -     (18,198)       -
  available-for-sale                       (21,540)  (15,598)   (93,403)
 Principal collected on mortgage backed
  securities                                15,808    33,497     12,196
 Loan (advances) repayments, net            (9,418)   (9,053)     2,427
 Purchase of loans                          (4,164)  (38,556)     (644)
 Proceeds from sale of non-performing loan     -         -       1,835
 Proceeds from sales of OREO                   398     1,815     1,294
 Payments to improve OREO                      (31)     (107)     (498)
 Purchases of Bank premises and equipment     (201)     (979)     (709)
     Net cash used by                      -------    ------   -------
     investing activities                  (40,134)   (3,448)  (39,177)
                                           -------    ------   -------


CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:-
(in thousands)

                                               Years ended June 30,
                                              2000     1999     1998
Financing Activities                          ----     ----     ----
 Net increase in deposits                     19,503    6,247   18,485
 FHLB advances (repayments), net              20,750  (22,587)  24,500
 Treasury stock purchased                    (1,514)  (2,110)     (765)
 Proceeds from Treasury Stock reissued          -        -          50
 Cash dividends paid                         (1,453)  (1,328)   (1,153)
 Proceeds from exercise of stock options        372       59       285
     Net cash provided (used) by             ------  -------    ------
     financing activities                    37,658  (19,719)   41,402
     (Decrease) increase in cash and         ------  -------    ------
     cash equivalents                          (263) (17,590)    5,848
Cash and federal funds sold, beginning
 of year                                     12,886   30,476    24,628
                                            -------  -------   -------
Cash and federal funds sold, end of year    $12,623  $12,886   $30,476
                                            =======  =======   =======
Cash paid during year
 Interest to depositors                     $ 9,807  $10,344   $10,904
 Interest on borrowings                       1,203    1,562     1,151
 Income taxes                                 1,723    2,285     1,115

Non-cash transfers
 From securities held-to-maturity to
  securities available-for-sale                 -     21,509       -
 From loans to OREO                             354      335       202
 Financed portion of OREO sales                 218      -         378



NewMil Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NewMil Bancorp, Inc. ("NewMil") is the bank holding company for New Milford Savings Bank (the "Bank"), a State chartered savings bank. NewMil's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is the Company's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through 14 full service offices and 1 limited service office located in Litchfield, Fairfield and New Haven Counties. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

Principles of Consolidation
The consolidated financial statements include those of NewMil and its subsidiary after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to prior years' amounts to conform with the 2000 financial presentation.

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

The accrual of interest on loans, including impaired loans, is generally discontinued when principal or interest is past due by 90 days or more, or earlier when, in the opinion of management, full collection of principal or interest is unlikely unless such loans are well collateralized and in the process of collection. When a loan is placed on non-accrual status, interest previously accrued but not collected is charged against current income. Income on such loans, including impaired loans, is then recognized only to the extent that cash is received and future collection of principal is probable.

Loans, including impaired loans, are restored to accrual status when principal and interest payments are brought current and future payments are reasonably assured, following a sustained period of repayment performance by the borrower in accordance with the loan's contractual terms.

Troubled debt restructurings ("TDR") are renegotiated loans for which concessions, such as the reduction of interest rates, deferral of interest or principal payments, or partial forgiveness of principal and interest, have been granted due to a deterioration in a borrower's financial condition. Interest to be paid on a deferred or contingent basis is reported in earnings only as collected.

Allowance for Loan Losses
NewMil periodically reviews the allowance for loan losses in order to maintain the allowance at a level sufficient to absorb credit losses. NewMil's review is based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. The allowance for loan losses is increased through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. While NewMil uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in regional economic conditions and related factors.

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

Other Real Estate Owned
Real estate acquired through foreclosure, forgiveness of debt and in lieu of debt, are stated at the lower of cost (principally loan amount) or fair value minus estimated selling expenses. When a loan is reclassified as real estate acquired any excess of the loan balance over its fair value less estimated selling costs is charged against the allowance for loan losses. Costs relating to the subsequent development or improvement of a property are capitalized, to the extent realizable. Holding costs and any subsequent provisions to reduce the carrying value of a property to fair value minus estimated selling expenses are charged to earnings and classified as real estate acquired expense. Fair value is determined by current appraisals.

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

(in thousands)                             2000      1999      1998
                                           ----      ----      ----
Basic                                     3,635     3,793     3,845
Effect of dilutive stock options            172       192       221
                                          -----     -----     -----
Diluted                                   3,807     3,985     4,066
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

Pending Bank Acquisition at June 30, 2000
In May 2000, NewMil announced a definitive agreement to acquire Nutmeg Federal Savings and Loan Association ("Nutmeg"). Nutmeg is a federally chartered savings and loan association headquartered in Danbury, Connecticut. Nutmeg has $122.8 million in assets with four branch locations, two in Danbury, one in Bethel and one in Ridgefield Connecticut, as of June 30, 2000. Based on the terms of the agreement, Nutmeg shareholders will receive $8.25 per common share plus any net gain (after expenses and taxes payable) on Nutmeg's sale of certain loan servicing rights. Nutmeg shareholders will receive either cash or shares of NewMil common stock. Nutmeg's preferred shareholders will receive $14.4375 per preferred share plus any net gain (after expenses and taxes payable) on Nutmeg's sale of certain loan servicing rights NewMil expects to close the transaction, with a total purchase price of approximately $20.0 million, and complete the conversion during the quarter ending December 2000.


NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

                             Estimated   Gross      Gross
(in thousands)                 fair    unrealized unrealized   Amortized
                              value      gains     losses        cost
June 30, 2000                 -----      -----     ------        ----
US Government Agency notes
 After 1 but within 5 years   $ 9,822    $ 41      $   11       $ 9,792
Corporate Bonds
 After 1 but within 5 years    22,034      98         263        22,199
Mortgage backed securities     68,787     346       1,967        70,408
Collateralized mortgage
  obligations                   1,120     -           197         1,317
                             --------    ----      ------      --------
  Total debt securities       101,763     485       2,438       103,716
Equity securities               2,765     -           -           2,765
 Total securities            --------    ----      ------      --------
  available-for-sale         $104,528    $485      $2,438      $106,481
                             ========    ====      ======      ========

                             Estimated   Gross      Gross
(in thousands)                 fair    unrealized unrealized   Amortized
                              value      gains     losses        cost
                              -----      -----     ------        ----
June 30, 1999
Mortgage backed securities    $ 70,106   $ -       $1,438       $71,544
Collateralized mortgage
  obligations                    1,264     -          121         1,385
                              --------   ----      ------       -------
  Total debt securities         71,370     -        1,559        72,929
Equity securities                2,765     -          -           2,765
 Total securities             --------   ----      ------       -------
  available-for-sale          $ 74,135   $ -       $1,559       $75,694
                              ========   ====      ======       =======


Securities classified as held-to-maturity (carried at amortized cost) were as follows:

                                         Gross      Gross      Estimated
(in thousands)             Amortized   unrealized unrealized      fair
                             cost(a)      gains     losses       value
                             -------      -----     ------       -----
June 30, 2000
Municipal bonds
 After 1 but within 5 years  $   250      $ -       $   16       $ 234
 After 10 years               10,550                   912       9,638
Mortgage backed securities    21,064         4         397      20,671
Collateralized mortgage
 obligations                   7,915         6         459       7,462
 Total securities            -------      ----      ------     -------
  held-to-maturity           $39,779      $ 10      $1,784     $38,005
                             =======      ====      ======     =======
June 30, 1999
Municipal bonds
 After 10 years              $10,558      $ -       $  866     $ 9,692
Mortgage backed securities    22,890        37         -        22,927
Collateralized mortgage
 obligations                  10,619        51         378      10,292
 Total securities            -------      ----      ------     -------
  held-to-maturity           $44,067      $ 88      $1,244     $42,911
                             =======      ====      ======     =======


(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.


Cash proceeds and realized gains and losses from sales of securities were as follows:

(in thousands)                         Cash     Realized  Realized
                                     proceeds     gains    losses
                                     --------     -----    ------
Year ended June 30, 2000
Mortgage backed securities
  Available-for-sale                 $ 8,411      $ -      $109
                                     =======      ====     ====
Year ended June 30, 1999
Collateralized mortgage obligations
  Available-for-sale                 $20,933      $ -      $274
                                     =======      ====     ====
Year ended June 30, 1998
US Government Agency securities
  Available-for-sale                 $30,009      $ 10     $ -
Mortgage backed securities
  Available-for-sale                   1,042        64       -
Collateralized mortgage obligations
  Available-for-sale                   5,868        -       242
  Held-to-maturity                     7,325        -       103
                                     -------      ----     ----
Total                                $44,244      $ 74     $345
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

In 1999 NewMil adopted the provisions of SFAS 133 and under this provision reclassified securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. NewMil realized a loss, net of taxes, of $162,000 on the transfer and sale of these securities. This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133. In past years these securities had experienced significant market price volatility. NewMil sold these securities to reduce it's exposure to market risk. At September 30, 1998 these securities were carried in the held-to-maturity category at $1,091,000 below cost, with a related unrealized loss, net of taxes, in shareholders' equity. The unrealized loss was generated as a result of having transferred them from available-for-sale to held-to-maturity at which time they were transferred at their then current market value, which was significantly below their amortized cost. The unrealized loss, at the date of transfer, was frozen and amortized as the related investments paid down.

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

At June 30, 2000 securities with a carrying value and market value aggregating approximately $786,000 and $747,000, respectively, were pledged as collateral against public funds.


NOTE 3 - LOANS

The composition of the loan portfolio was as follows:

     June 30, (in thousands)                        2000         1999
     Real estate mortgages                          ----         ----
       One-four family residential                $130,770     $128,371
       Five or more family residential               4,185        6,152
       Commercial                                   51,633       37,456
       Land loans                                    1,995        2,410
     Commercial and industrial                      17,404       18,211
     Home equity lines of credit                    20,257       19,429
     Installment and other                           2,439        2,850
                                                  --------     --------
       Total loans, gross                          228,683      214,879
     Deferred loan origination fees and
       purchase premium, net                            29          146
     Allowance for loan losses                      (4,978)      (4,989)
                                                  --------     --------
       Total loans, net                           $223,734     $210,036
                                                  ========     ========

     Impaired loans at June 30 (in thousands)

       With no valuation allowance                    $  2         $453
       With valuation allowance                        502          300
                                                      ----         ----
       Total impaired loans                            504          753
                                                      ----         ----
       Valuation allowance                             234          173
       Commitments to lend additional
         amounts to impaired borrowers                 -            -
       Average impaired loans                          864          627
       Amount of impaired loans based on:
         Discounted cash flows                         -            -
         Collateral values                             504          753


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

Changes in the allowance for loan losses were as follows:

     Year ended June 30, (in thousands)      2000    1999      1998
                                             ----    ----      ----
   Balance at beginning of year             $4,989  $5,004    $5,452
   Provision for losses                       (470)    100       250
   Charge-offs                                (177)   (176)     (706)
   Recoveries                                  636      61         8
                                            ------  ------    ------
   Balance at end of year                   $4,978  $4,989    $5,004
                                            ======  ======    ======


NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:

     June 30, (in thousands)                       2000         1999
                                                   ----         ----
     Non-accrual loans                           $  621       $1,051
     Accruing loans past due
       90 days or more                              231          185
     Accruing troubled debt
       restructured loans                           -            -
                                                  -----        -----
       Total non-performing loans                   852        1,236
                                                  -----        -----
     Real estate acquired in settlement of loans    366          333
                                                  -----        -----
       Total non-performing assets               $1,218       $1,569
                                                 ======       ======


The reductions in interest income associated with non-accrual loans were as follows:

     Year ended June 30, (in thousands)          2000    1999    1998
                                                 ----    ----    ----
     Income in accordance with
       original terms                            $ 68    $ 98    $ 77
     Income recognized                             15      59      58
                                                 ----    ----    ----
     Reduction in interest income                $ 53    $ 39    $ 19
                                                 ====    ====    ====


NOTE 5 - BANK PREMISES AND EQUIPMENT

The components of NewMil's premises and equipment were as follows:

   June 30, (in thousands)                          2000       1999
                                                    ----       ----
   Land                                           $ 1,140    $ 1,140
   Buildings and improvements                       6,170    6,156
   Equipment                                        3,103    3,112
   Leasehold improvements                             403      459
                                                   ------   ------
        Total cost                                 10,816   10,867
   Accumulated depreciation
        and amortization                           (5,137)  (4,629)
                                                  -------  -------
        Bank premises and equipment, net          $ 5,679  $ 6,238
                                                  =======  =======


NOTE 6 - BORROWINGS

NewMil's borrowings consist of advances from the Federal Home Loan Bank of Boston and repurchase agreements with major brokerage firms that are primary dealers in government securities. Advances from the Federal Home Loan Bank of Boston at June 30, were as follows:

     (in thousands)                           2000      1999      1998
                                              ----      ----      ----
     5.68% due March 3, 1999               $   -     $   -     $12,500
     5.80% due March 3, 2000                   -         -      10,000
     7.42% due July 1, 2000                  3,250       -         -
     6.56% due July 5, 2000                  3,500       -         -
     6.57% due July 12, 2000                 1,500       -         -
     6.55% due July 19, 2000                 7,000       -         -
     6.60% due July 26, 2000                 8,000       -         -
     6.13% due August 16, 2000               5,000       -         -
     5.91% due March 5, 2001                 7,500     7,500     7,500
     6.02% due March 4, 2002                   -       5,000     5,000
     6.00% due March 3, 2003                   -       2,500     2,500
                                           -------   -------   -------
       Total                               $35,750   $15,000   $37,500
                                           =======   =======   =======


In June 2000 NewMil began to offer repurchase agreements to its customers. These agreements are offered as an overnight or short term investment for NewMil's customers. As of June 30, 2000 there were none outstanding.

NewMil has a pre-approved line of credit of up to 2% of total assets with the Federal Home Loan Bank of Boston ("FHLBB") under the FHLBB's IDEAL Way Line of Credit Program. These advances are one-day variable rate loans with automatic rollover. Under an agreement with the FHLBB NewMil is required to maintain qualified collateral, as defined in the FHLBB's Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. NewMil maintains qualified collateral in excess of the amount required to support the outstanding advances and the pre-approved line of credit at June 30, 2000.

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


NOTE 7 - INCOME TAXES

NewMil provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not. The components of the income tax provision were as follows:

     (in thousands)
     Year ended June 30,                         2000     1999     1998
     Current provision                           ----     ----     ----
       Federal                                 $2,170   $1,498   $  888
       State                                      -        270      513
                                               ------   ------   ------
         Total                                  2,170    1,768    1,401
                                               ------   ------   ------
     Deferred (benefit) provision
       Federal                                    (94)      93      690
       State                                      -        403       73
                                               ------   ------   ------
         Total                                    (94)     496      763
                                               ------   ------   ------
     Income tax provision                      $2,076   $2,264   $2,164
                                               ======   ======   ======


The following is a reconciliation of the expected federal statutory tax to the income tax provision:

     Year ended June 30,                       2000     1999     1998
     Income tax at statutory                   ----     ----     ----
      federal tax rate                         34.0%    34.0%    34.0%
     Connecticut Corporation tax,
      net of federal tax benefit                0.0      8.4      7.5
     Other                                      0.1     (1.6)     0.5
                                               -----    -----    -----
      Effective income tax rates               34.1%    40.8%    42.0%
                                               =====    =====    =====


The components of NewMil's net deferred tax asset were as follows:
  (in thousands)

  June 30, 2000                                   Federal   State
 Deferred tax assets                              -------   -----
   Unrealized losses on securities
     available-for-sale and transferred
     to held-to-maturity                          $  702    $  155
   Bad debt expense, book                          1,692       373

   Accrued pension expense                           119        26

   Deferred income                                    93        20

   Other                                             203        45
                                                   -----      ----
   Total deferred tax assets                       2,809       619
                                                   -----      ----
 Deferred tax liabilities
   Post Retirement Benefits                          152        33
   Bad debt expense, tax                             621       137

   Other                                              36         6
                                                   -----      ----
   Total deferred tax liabilities                    809       176
                                                   -----      ----
 Net deferred tax asset                            2,000       443

 Valuation reserve                                   -        (443)
                                                   -----      ----
   Net deferred tax asset                         $2,000     $  -
                                                  ======     =====

 June 30, 1999                                    Federal    State
 Deferred tax assets                              -------    -----
   Unrealized losses on securities
     available-for-sale and transferred
     to held-to-maturity                          $  584    $  146
   Capital loss carryforwards                        143        35

   Bad debt expense, book                          1,552       424

   Accrued pension expense                            22         6

   Deferred income                                    66        18

   Other                                             261        44
                                                   -----      ----
   Total deferred tax assets                       2,628       673
                                                   -----      ----
 Deferred tax liabilities
   Bad debt expense, tax                             564       154

   Deferred income                                   133        34
                                                   -----      ----
   Total deferred tax liabilities                    697       188
                                                   -----      ----
 Net deferred tax asset                            1,931       485

 Valuation reserve                                  (143)     (485)
                                                   -----      ----
   Net deferred tax asset                         $1,788     $  -
                                                  ======     =====


The allocation of deferred tax expense involving items charged to current year income and items charged directly to shareholders' equity for the years ended June 30, are as follows:

  (in thousands)                                 Federal     State
  June 30, 2000                                  -------     -----
  Deferred tax benefit allocated to:
   Shareholders' equity                            $(118)    $ -
   Income                                            (94)      -
                                                   -----     ----
  Total deferred tax benefit                       $(212)    $ -
                                                   =====     ====
  June 30, 1999
  Deferred tax expense allocated to:
   Shareholders' equity                            $  28     $ 191
   Income                                             93       403
                                                   -----     -----
  Total deferred tax expense                       $ 121     $ 594
                                                   =====     =====


NewMil will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not. At June 30, 1999, NewMil recorded a valuation reserve of $143,000 representing capital loss carryforwards which were expected to expire. At June 30, 2000, no Federal valuation allowance was necessary as the capital loss carryforwards expired.

At June 30, 2000 and June 30, 1999, a valuation allowance was established for the entire amount of the state deferred tax assets as a result of recently enacted Connecticut legislation. The new law permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a "passive investment company". In accordance with this legislation, NewMil formed a PIC, NMSB Mortgage Company, on January 1, 1999. The valuation allowance is necessary as no tax benefit is anticipated to be realized on the reversal of the state deferred tax assets.

The effective tax rate for the fiscal year ended June 30, 2000 of 34.1% reflects the first full year of the impact of the Connecticut legislation. The effective tax rate for the fiscal year ended June 30, 1999 of 40.8% reflects the reduction of state taxes for one-half of the year and the establishment of a full valuation allowance for the deferred state tax assets.

NOTE 8 - RETIREMENT PLANS

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosure about Pensions and Other Post-retirement Benefits". SFAS 132 standardizes the disclosure requirements for pension and other post-retirement benefits by requiring additional information to facilitate financial analysis and eliminate certain disclosures that are considered no longer useful. SFAS 132 supersedes the disclosure requirements of SFAS Nos. 87, 88 and 106.
This Statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. NewMil adopted SFAS 132 as of July 1, 1998.


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

 March 31, (in thousands)                          2000      1999
 Change in benefit obligation:                     ----      ----
  Benefit obligation at
    beginning of year                             $6,240    $5,875

  Service cost                                        -         -
  Interest cost                                      330       359
  Impact of assumption change                     (1,960)       -
  Experience (gain) loss                            (141)       -
  Plan participants' contributions                    -         -
  Actuarial gain                                      -        221
  Benefits paid                                     (228)     (215)
                                                  ------    ------
  Benefit obligation at
    end of year                                    4,241     6,240
                                                  ------    ------
 Change in plan assets:
  Fair value of plan assets at
    beginning of year                              8,623     7,821

  Actual return on plan assets                     1,396     1,017
  Employer contribution                               -         -
  Plan participant's contribution                     -         -
  Benefits paid                                     (228)     (215)
                                                  ------    ------
  Fair value of plan assets at
    end of year                                    9,791     8,623
                                                  ------    ------

  Funded status                                    5,550     2,383
  Unrecognized prior service cost                     -         -
  Unrecognized net actuarial (gain) loss          (5,104)   (2,405)
  Unrecognized transition (asset)
    obligation                                       -         -
                                                 -------   -------
  Prepaid (Accrued) benefit cost                 $   446   $   (22)
                                                 =======   =======


     Year ended June 30,
     (dollars in thousands)                       2000    1999     1998
     Weighted-average assumptions:                ----    ----     ----
       Discount rate                               7.5%    6.0%     6.0%
       Expected return on plan assets              8.5%    6.0%     6.0%


     Components of net periodic cost:
       Interest cost                           $   330   $ 359    $ 314
       Expected return on plan assets             (623)   (462)    (362)
       Recognized net gain                        (175)    (75)     (32)
                                               -------   -----    -----
         Net pension income                    $  (468)  $(178)   $ (80)
                                               =======   =====    =====


NewMil was measuring net periodic pension cost for the first two quarters of the fiscal year 2000 under the premise that the plan would be terminated at sometime in fiscal 2000. During the quarter ended December 31, 1999, NewMil made a strategic decision not to terminate the plan and will continue the plan in a frozen status. This change in strategy was deemed a significant event per paragraph 53 of SFAS No. 87 "Employers' Accounting for Pensions" which necessitated a change in measurement assumptions. These different measurement assumptions resulted in $468,000 of pension income during the year.

No contributions were made to the Pension Plan in 2000, 1999 or 1998. NewMil has a supplemental pension plan which provides retirement benefits to a key employee who is not included in the Pension Plan.

NewMil has a 401(k) Savings Retirement Plan covering all eligible employees. Participants may contribute up to 15% of their compensation, subject to a maximum of $10,000 per year in 2000. Effective January 1, 2000, NewMil amended the 401(k) Savings Retirement Plan in order to adopt the provisions of the IRS safe harbor rules. For the period from July 1, 1999 to December 31, 1999 NewMil contributed amounts equal to 50% of annual employee contributions up to 6% of participants' compensation. Since January 1, 2000, NewMil contributes amounts equal to 100% of annual employee contributions up to 3% of participants' compensation and 50% of the next 2% of annual employee contributions of participants' compensation. Since the amendment to the Plan, employees are fully vested in NewMil's contributions. NewMil contributed $99,759, $79,196 and $74,875 to the Plan in 2000, 1999 and 1998, respectively. This plan allows for NewMil to make non-contributory profit sharing contributions. No profit sharing contributions were made in 2000, 1999 or 1998.

NewMil provides post-retirement health benefits for current retirees and eligible employees. Post-retirement life insurance benefits are provided for employees that were eligible for retirement as of October 1, 1993 and current retirees. The cost of post-retirement health care benefits is shared by NewMil and the retiree, and benefits are based on deductible and coinsurance provisions. The post-retirement life insurance benefits are non-contributory, and benefits are based on a percentage of the base pay at retirement. Effective October 1, 1993 NewMil suspended certain post-retirement benefits and introduced a co-pay provision for new employees hired on or after October 1, 1993. NewMil does not advance-fund its post-retirement health care and life insurance benefit plan. Post-retirement expense for 2000, 1999 and 1998 was $67,315, $60,000 and $50,000, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank was classified, as of its most recent notification, as "well capitalized". At June 30, 2000, the Bank's actual regulatory capital position as compared to both the capital position as defined "For Capital Adequacy Purposes" and "To Be Well Capitalized Under Prompt Corrective Action Provisions" is as follows:

                                                      For Capital
(dollars in thousands)            Actual            Adequacy Purposes
                              Amount   Ratio        Amount      Ratio
As of June 30, 2000
  Tier one leverage          $35,146   9.05%   >   $15,533   >  4.00%
  Tier one risk-based         35,146  15.76    >     8,922   >  4.00
  Total risk-based            37,961  17.02    >    17,843   >  8.00
As of June 30, 1999
  Tier one leverage           34,268   9.53    >    14,381   >  4.00
  Tier one risk-based         34,268  18.13    >     7,319   >  4.00
  Total risk-based            36,662  19.40    >    14,639   >  8.00

                                               To Be Well Capitalized
                                               Under Prompt Corrective
                                                 Action Provisions
                                                 Amount      Ratio
As of June 30, 2000
  Tier one leverage                          >   $19,416  >  5.00%
  Tier one risk-based                        >    13,382  >  6.00
  Total risk-based                           >    22,304  > 10.00
As of June 30, 1999
  Tier one leverage                          >    17,977  >  5.00
  Tier one risk-based                        >    10,979  >  6.00
  Total risk-based                           >    18,298  > 10.00



Restrictions on Subsidiary's Dividends and Payments
---------------------------------------------------

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at June 30, 2000 is $1,452,000. In some instances, further restrictions on dividends may be imposed on NewMil by the FRB.

In July 1996, April 1999, July 1999, December 1999 and February 2000 NewMil announced its intention to repurchase 406,989 (10% of the outstanding shares), 100,000, 50,000, 40,000 and 40,000 respectively, of it outstanding common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of the repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes. During 2000 NewMil repurchased 128,190 shares, or 3.5%, of its outstanding shares of common stock, as of July 1, 1999. As of June 30, 2000 NewMil had repurchased 406,989 of its outstanding common stock, under the July 1996 plan, 190,000 of its outstanding common stock, under the April 1999, July 1999 and December 1999 plans, and 10,001 shares of its outstanding shares, under the February 2000 plan. This represents 95.3% of the total planned repurchases with total consideration of $6,526,000 being paid.

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

The components of comprehensive income are as follows:

                                                  Years ended
                                                    June 30,
(in thousands)                              2000     1999     1998
                                            ----     ----     ----
Comprehensive income
  Net income                                $4,015   $3,032   $2,989
  Net unrealized (losses) gains
  on securities during period                 (230)      73      284
                                            ------   ------   ------
Comprehensive income                        $3,785   $3,105   $3,273
                                            ======   ======   ======


The components of other comprehensive income, and related tax effects are as follows:

(in thousands)                           Before      Tax       Net of
                                          tax     (expense)      tax
                                         amount    benefit     amount
                                         ------    -------     ------
Year ended June 30, 2000
Net unrealized losses on securities
  available-for-sale arising
  during the period                      $  (501)   $ 170      $(331)
Reclassification adjustment for
  realized loss included in net income       109      (37)        72
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                    44      (15)        29
Net unrealized losses on                 -------    -----      -----
  securities during period               $  (348)   $ 118      $(230)
                                         =======    =====      =====
Year ended June 30, 1999
Net unrealized losses on securities
  available-for-sale arising
  during the period                      $(1,417)   $ 524      $(893)
Reclassification adjustment for
  realized loss included in net income       274     (112)       162
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-maturity
  and subsequently sold (Note 2)           1,030     (412)       618
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   405     (150)       255
Impact of change in effective
  tax rate                                   -        (69)       (69)
Net unrealized gains on                  -------    -----       ----
  securities during period               $   292    $(219)      $ 73
                                         =======    =====       ====
Year ended June 30, 1998
Net unrealized gains on securities
  available-for-sale arising
  during the period                         $386    $(154)      $232
Reclassification adjustment for
  realized loss included in net income      (271)     108       (163)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   358     (143)       215
Net unrealized gains on                     ----    -----       ----
  securities during period                  $473    $(189)      $284
                                            ====    =====       ====


NOTE 11 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

Year ended June 30, (in thousands)                2000      1999
                                                  ----      ----
Balance, beginning of year                       $ 556     $ 615

Advances                                           245       160
Repayments                                        (156)     (219)
                                                 -----     -----
Balance, end of year                             $ 645     $ 556
                                                 =====     =====


NOTE 12 - STOCK OPTIONS

NewMil's 1986 Stock Option and Incentive Plan ("1986 Plan") authorizes the granting of both incentive and non-incentive options and stock appreciation rights (SARs) to officers and other key employees by the Salary and Benefits Committee of the Board. During the last three years there were no SARs granted to any employee under the 1986 Plan by the Salary and Benefits Committee of the Board. The 1986 Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price not less than 85% of the fair market value of NewMil's stock on the date of the grant. The options are fully vested at the time of the grant, except for 75,000 options that were issued under an Employment Agreement. These options became vested in March 1995, 1996 and 1997 in three equal traunches of 25,000 each. Changes in outstanding stock option and SARS were as follows:

                        Number of     Weighted average
                         options      exercise price
                         -------      --------------
June 30, 1997            369,536       $4.835
  Granted                    -
  Exercised              (52,701)       5.362
  Lapsed                  (1,084)       6.726
                         -------
June 30, 1998            315,751        4.953
  Granted                 25,000       12.438
  Exercised              (14,400)       5.362
  Lapsed                     -
                         -------
June 30, 1999            326,351        5.562
  Granted                 54,500       10.926
  Exercised              (66,001)       5.465
  Lapsed                  (1,500)       7.375
                         -------
June 30, 2000            313,350        6.507
                         =======


All stock options outstanding as of June 30, 2000 were exercisable. As of June 30, 2000 options to purchase 23,548 shares of Common Stock were available to be granted under the 1986 Stock Option and Incentive Plan.

NewMil's 1992 Stock Option Plan for Outside Directors ("1992 Plan") provides for automatic grants of options to non-employee directors who were participants on the effective date of the plan and were reelected as non-employee directors. At the annual meeting in 1995 the plan was amended so that all non-employee directors would be granted 2,000 options at June 30th of each subsequent year. The 1992 Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price of not less than the fair market value (average of the bid and ask price) of NewMil's stock on the date of the grant. The options are fully vested six months after the time of the grant. Changes in outstanding stock options were as follows:

                        Number of     Weighted average
                         Options      exercise price
                         -------      --------------
   June 30, 1997          96,000       $4.898
   Granted                17,000       12.783
   Lapsed                    -          -
                         -------
   June 30, 1998         113,000        6.085
   Granted                14,000       11.031
   Lapsed                    -          -
                         -------
   June 30, 1999         127,000        5.414
   Granted                 3,000       10.938
   Exercised              (4,000)       3.000
   Lapsed                    -          -
                         -------
   June 30, 2000         126,000        6.848
                         =======


All stock options outstanding as of June 30, 2000 were exercisable. As of June 30, 2000 there were no options to purchase shares of Common Stock available to be granted under the 1992 Stock Option Plan for Outside Directors.

The following table summarizes information about NewMil's Employee and Director Stock Option Plans, as of June 30, 2000:

                         Number of      Weighted
                          options       average         Weighted
       Range of        outstanding      remaining      average
       exercise            and         contractual     exercise
        price          exercisable        life          price
        -----          -----------        ----          -----
  $ 3.00 - $ 5.99       212,350           3.0          $ 3.70
    6.00 -   8.99       102,500           5.6            6.65
    9.00 -  11.99        82,500           8.8           10.98
   12.00 -  12.84        42,000           8.0           12.58
                        -------          ----           -----
                        439,350          5.15           $6.60
                        =======          ====           =====


Effective July 1, 1996 NewMil adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123 NewMil has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plans. Accordingly, no compensation expense has been recognized for options granted under its Plans. Had compensation cost for the NewMil's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, NewMil's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below.

                                  Net income          Earnings per
Year ended June 30,              (in thousands)       share, diluted
2000                             --------------       --------------
  As reported                        $4,015                $1.05
  Pro forma                           3,808                 1.00

1999
  As reported                         3,032                 0.76
  Pro forma                           2,918                 0.73

1998
  As reported                         2,989                 0.74
  Pro forma                           2,938                 0.72


The fair value of each option grant was estimated on the date of grant using the Roll-Geske Model for pricing American call options with dividends, with the following weighted average assumptions used for grants:

                                        2000        1999      1998
                                        ----        ----      ----
Dividend yield                          3.64%       2.35%     1.54%
Expected volatility                    38.00       28.59     30.00
Risk-free interest rate                 6.03        5.89      5.37
Expected lives, years                      8          10        10
Fair value of options
  granted during year                  $4.38       $4.43     $5.06


NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit which are not reflected in the accompanying financial statements. At June 30, 2000 NewMil had commitments under outstanding construction mortgages of $4,154,000, unused lines of credit of $24,813,000 and outstanding commitments to fund loans of $5,338,000. At June 30, 1999 NewMil had commitments under outstanding construction mortgages of $2,697,000, unused lines of credit of $23,879,000 and outstanding commitments to fund loans of $6,104,000. NewMil does not anticipate any material losses as a result of these transactions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. NewMil's exposure to credit loss in the event of non-performance by the other party to the commitment is represented by the contractual amount of the instrument. The exposure to credit loss is limited by evaluating the customer's credit worthiness on a case-by-case basis and by obtaining collateral if deemed necessary. Collateral held generally includes residential and commercial properties. NewMil generally requires an initial loan to value ratio of no greater than 80% when real estate collateralizes a loan commitment.

NewMil and its subsidiaries are defendants in proceedings arising out of, and incidental to, activities conducted in the normal course of business. In the opinion of management, resolutions of these matters will not have a material effect on NewMil's financial condition, results of operations or cash flows.


NewMil leases facilities under operating leases which expire at various dates through 2004. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by NewMil. Rent expense totaled $243,349, $253,234 and $232,240 for 2000, 1999 and 1998,
respectively. Future minimum lease payments at June 30, 2000 are as follows:

               2001                         $251,273
               2002                          241,639
               2003                          185,704
               2004                          182,371
               2005                          122,329
               After 2005                    110,321
                                          ----------
                                          $1,093,636
                                          ==========


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

Loans: Fair values for residential mortgage and consumer installment loans were estimated by discounting cash flows, adjusted for prepayments. The discount rates used for residential mortgages were secondary market yields net of servicing and adjusted for risk. The discount rates used for consumer installment loans were current rates offered by NewMil. Fair values for commercial loans were estimated by assessing credit risk and interest rate risk. Such loans were valued by discounting estimated future cash flows at a rate that incorporates both interest and credit risk.

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


The carrying values and estimated fair values of NewMil's financial instruments are as follows:

June 30,                               2000                  1999
                               -------------------   -------------------
(in thousands)                           Estimated             Estimated
                               Carrying     fair     Carrying     fair
                                 value     value       value     value
                                 -----     -----       -----     -----
Financial Assets
 Cash and due from banks        $ 12,623  $ 12,623    $  9,719  $ 9,719
 Federal funds sold                  -         -         3,167    3,167
 Securities available for sale   104,528   104,528      74,135   74,135
 Securities held to maturity      39,779    38,005      44,067   42,911
 Loans                           228,683   223,768     214,879  212,488
 Allowance for loan losses        (4,978)      -        (4,989)     -
 Deferred loan origination
  fees and purchase premium, net      29       -           146      -
                                 -------   -------     -------  -------
 Loans, net                      223,734   223,768     210,036  212,488
 Accrued interest receivable       2,747     2,747       2,190    2,190

Financial Liabilities
 Deposits
  Demand (non-interest bearing) $ 20,703  $ 20,703    $ 18,622 $ 18,622
  NOW accounts                    43,950    43,950      34,660   34,660
  Money market                    75,465    75,465      71,252   71,252
  Savings and other               48,652    48,652      49,443   49,443
  Certificates of deposit        130,856   131,040     126,146  126,971
                                 -------   -------     -------  -------
   Total deposits                319,626   319,810     300,123  300,948

 FHLB advances                    35,750    35,703      15,000   14,855
 Accrued interest payable            234       234         133      133


NOTE 15 - NEWMIL BANCORP, INC. (parent company only) FINANCIAL
INFORMATION

The unconsolidated balance sheets of NewMil Bancorp, Inc. at June 30, 2000 and 1999 and its statements of income and cash flows for each of the threes years in the period ended June 30, 2000 are presented as follows:

Balance Sheets
June 30, (in thousands)                      2000       1999
                                             ----       ----
Assets

  Due from bank                           $   497    $   329
  Investment in New Milford
    Savings Bank                           33,081     32,171
  Other assets                                815        673
                                          -------    -------
    Total Assets                          $34,393    $33,173
                                          =======    =======
Liabilities and Shareholders'
  Equity
  Liabilities                             $    68    $    38
  Shareholders' equity                     34,325     33,135
                                          -------    -------
    Total Liabilities and
      Shareholders' Equity                $34,393    $33,173
                                          =======    =======


Statements of Income
Years ended June 30, (in thousands)

                                         2000      1999      1998
                                         ----      ----      ----
Fee income                             $  -      $  100    $  -
Dividends from subsidiary               2,904     3,682     1,155
Expenses                                  148       175       163
                                       ------    ------    ------
Income before taxes and
 undistributed net income
 of subsidiary                          2,756     3,607       992
Income tax benefit                        -         -         -
                                       ------    ------    ------
Income before equity in
 undistributed net income
 of subsidiary                          2,756     3,607       992
Equity in undistributed
 (equity distributed in
 excess of) net income
 of subsidiary                          1,259      (575)    1,997
                                       ------    ------    ------
Net income                             $4,015    $3,032    $2,989
                                       ======    ======    ======
Statements of Cash Flows
Years ended June 30, (in thousands)     2000      1999      1998
                                        ----      ----      ----
Net income                            $ 4,015   $ 3,032   $ 2,989
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
   Equity in undistributed
    (equity distributed in
    excess of) net income
    of subsidiary                      (1,259)      575    (1,997)
   Other                                    7        26       (26)
                                       ------    ------    ------
    Net cash provided by
    operating activities                2,763     3,633       966
                                       ------    ------    ------
Financing Activities:
 Cash dividends paid                   (1,453)   (1,328)   (1,153)
 Proceeds from Treasury Stock issued      -          -         50
 Treasury stock purchased              (1,514)   (2,110)     (765)
 Proceeds from exercise of
   stock options                          372        59       285
                                       ------    ------    ------
    Net cash used by
    financing activities               (2,595)   (3,379)   (1,583)
                                       ------    ------    ------
Increase (decrease) in cash
 and cash equivalents                     168       254      (617)
Cash and cash equivalents,
 beginning of year                        329        75       692
                                       ------    ------    ------
Cash and cash equivalents,
 end of year                          $   497   $   329   $    75
                                      =======   =======   =======



NOTE 16 - QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for 2000 and 1999 is as follows (in thousands except ratios and per share amounts):

                                      Year ended June 30, 2000
                               June 30,   Mar 31,   Dec 31,  Sept 30,
                               --------   -------   -------  --------
Statement of Income
Interest and dividend
  income                       $6,865     $6,304    $6,047   $5,959
Interest expense                3,206      2,761     2,571    2,573
Net interest income             3,659      3,543     3,476    3,386
Provision for loan losses          25         -         25     (520)
Non-interest income:
  Securities losses, net           -          -         -      (109)
  Gains on sales of
    loans, net                     33         30        30       54
  Gain on sale of branch           -          -         -        75
  Gain on sale of OREO             23         -         23       -
  Service fees and other          454        411       444      425
Non-interest expense            2,493      2,408     2,590    2,845
Income before income taxes      1,651      1,576     1,358    1,506
Income tax provision              563        553       456      504
Income before effect of accounting change
  and extraordinary item        1,088      1,023       902    1,002
Effect of change in accounting
  principal, net of taxes          -          -         -        -
Extraordinary item, net of taxes   -          -         -        -
Net income                      1,088      1,023       902    1,002

Financial Condition
Total assets                 $392,572   $383,719  $341,798 $338,383
Loans, net                    223,734    216,055   214,312  213,561
Allowance for loan losses       4,978      4,983     5,029    5,001
Securities                    144,307    139,919   108,582  104,736
Deposits                      319,626    307,021   299,254  295,408
Borrowings                     35,750     34,800     7,500    7,500
Shareholders' equity           34,325     33,305    33,137   33,566
Non-performing assets           1,218      1,569     2,094    2,511

Per Share Data
Earnings, diluted               $0.29      $0.27     $0.23    $0.26
Cash dividends                   0.10       0.10      0.10     0.10
Book value                       9.52       9.23      9.10     9.13
Market price: (a)
  High                         11.250     13.313    13.375   11.250
  Low                           9.844     10.000    10.938   10.344

Statistical Data
Net interest margin              3.96%      4.11%     4.14%    4.02%
Efficiency ratio                59.80      60.44     65.19    74.26
Return on average assets         1.14       1.15      1.04     1.15
Return on average
  shareholders' equity          13.09      12.40     10.78    12.19
Weighted average equivalent
  shares outstanding,
  diluted                       3,756       3,792    3,840    3,827


Quarterly Financial Data (unaudited) continued:

                                          Year ended June 30, 1999
                               June 30,   Mar 31,   Dec 31,  Sept 30,
                               --------   -------   -------  --------
Statement of Income
Interest and dividend
  income                       $5,867     $5,944    $6,148   $6,497
Interest expense                2,664      2,716     3,112    3,315
Net interest income             3,203      3,228     3,036    3,182
Provision for loan losses          25         25        25       25
Non-interest income:
  Securities losses, net           -          -         -        -
  Gains on sales of
    loans, net                     96        161       152      138
  Gain on sale of OREO             -         478       754      110
  Service fees and other          382        360       394      409
Non-interest expense            2,241      2,856     2,869    2,472
Income before income taxes      1,415      1,346     1,442    1,342
Income tax provision              388        466       870      540
Income before effect of
  accounting change and
  extraordinary item            1,027        880       572      802
Effect of change in accounting
  principal, net of taxes          -          -       (162)      -
Extraordinary item, net of taxes   -          -        (87)      -
Net income                      1,027        880       323      802

Financial Condition
Total assets                 $352,117   $358,279  $357,764 $369,777
Loans, net                    210,036    206,165   189,862  169,668
Allowance for loan losses       4,989      5,100     5,068    5,005
Securities                    118,202    116,484   135,923  167,005
Deposits                      300,123    305,188   305,381  295,323
Borrowings                     15,000     15,000    15,000   37,500
Shareholders' equity           33,135     34,542    34,856   34,574
Non-performing assets           1,569      1,792     1,672    2,781

Per Share Data
Earnings, diluted               $0.27      $0.22     $0.21    $0.20
Cash dividends                   0.09       0.09      0.08     0.08
Book value                       9.04       9.15      9.09     9.04
Market price: (a)
  High                         11.750     13.000    14.000   13.500
  Low                           9.500     11.000    11.000   10.000

Statistical Data
Net interest margin              3.77%      3.80%     3.45%    3.54%
Efficiency ratio                60.88      67.57     66.17    63.34
Return on average assets         1.16       0.99      0.35     0.87
Return on average
  shareholders' equity          12.16      10.15      3.72     9.43
Weighted average equivalent
  shares outstanding,
  diluted                       3,874      3,998     4,030    4,031


NewMil Bancorp, Inc.'s Common Stock, par value $.50 per share ("Common Stock") trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: NMSB. As of September 1, 2000, there were 1,444 shareholders of record of the Company's Common Stock.

(a) The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosures between NewMil and its independent accountants for which a Form 8-K was required to be filed during the two most recent fiscal years or for the period from June 30, 2000 to the date hereof.


                               PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears on pages 5 through 7 of NewMil's Proxy Statement dated September 15, 2000 for the 2000 Annual Meeting of Shareholders, under the captions "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.

In addition, the following information is provided.

Additional Executive Officers
-----------------------------

Name              Age       Position                   Office Since
----                        --------                   ------------
Mary J. Akins     57        Senior Vice President         1994
John A. Baker     51        Senior Vice President         1998
Diane Farrell     47        Senior Vice President         1987
Roberta J. Reed   52        Senior Vice President         1994


Item 11.  EXECUTIVE COMPENSATION

The information required by this item appears on pages 7 through 14 of NewMil's Proxy Statement dated September 15, 2000 for the 2000 Annual Meeting of Shareholders, under the captions: "Executive Compensation"; "Employee Benefit Plans"; "Report of the Board on Executive
Compensation"; and "Performance Graph". Such information is incorporated herein by reference and made a part hereof.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears on pages 5 through 7 of NewMil's Proxy Statement dated September 15, 2000 for the 2000 Annual Meeting of Shareholders, under the caption "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears on page 14 of NewMil's Proxy Statement dated September 15, 2000 for the 2000 Annual Meeting of Shareholders, under the caption "Transactions with Management and Others". Such information is incorporated herein by reference and made a part hereof.



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

     10.8 Dividend reinvestment plan for NewMil Bancorp's shareholders (incorporated by reference to the Registrant's 1996 Form 10-K).

     10.9 Change in control agreements between New Milford Savings Bank and management (Messrs. Grant, McMahon and Shannon; Ms. Farrell) (incorporated by reference to the Registrant's 1996 Form 10-K).

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

     10.13 First and Second Amendments to Employment Agreement of Francis J. Wiatr, as of August 1998.

     10.14 Amendment to Bylaws of NewMil (incorporated by reference to the Registrant's 1999 Form 10-K).

     11.1      Statement regarding Computation of Net Income Per Common
               Share.

     20.1 Proxy Statement dated September 15, 2000 for the Annual Meeting of Shareholders, of NewMil Bancorp, Inc.
               (incorporated by reference to the Registrant's definitive proxy statement for the annual meeting of shareholders scheduled for October 25, 2000).

     21.1      Subsidiaries of the Registrant.

     23.0      Consent of PricewaterhouseCoopers LLP.

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


     NEWMIL BANCORP, INC.

     /s/ Francis J. Wiatr
     Francis J. Wiatr
     Chairman of the Board, President
     and Chief Executive Officer
     September 15, 2000


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.


     /s/ Herbert E. Bullock
     Herbert E. Bullock
     Director
     September 15, 2000


     /s/ Joseph Carlson II
     Joseph Carlson II
     Director
     September 15, 2000


     /s/ Kevin L. Dumas
     Kevin Dumas
     Director
     September 15, 2000


     /s/ Laurie G. Gonthier
     Laurie G Gonthier
     Director
     September 15, 2000


     /s/ Robert J. McCarthy
     Robert J. McCarthy
     Director
     September 15, 2000


     /s/ Betty F. Pacocha
     Betty F Pacocha
     Director and Secretary
     September 15, 2000


     /s/ Suzanne L. Powers
     Suzanne L. Powers
     Director
     September 15, 2000


     /s/ Francis J. Wiatr
     Francis J. Wiatr
     Chairman of the Board, President
     and Chief Executive Officer
     September 15, 2000


     /s/ Mary C. Williams
     Mary C. Williams
     Director
     September 15, 2000


     /s/ B. Ian McMahon
     B. Ian McMahon
     Chief Financial Officer
     and Chief Accounting Officer
     September 15, 2000