Form 10-Q
period 2000-09-30
NEWMIL BANCORP INC
filed 2000-11-14
CIK 807524

Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended
                        September 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of September
30, 2000 is 3,606,525.




               NEWMIL BANCORP, INC. and SUBSIDIARY

                        TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION                                Page

Item 1 Financial Statements:

       Consolidated Balance Sheets as of
       September 30, 2000 and June 30, 2000. . . . . . . . . . .3

       Consolidated Statements of Income
       for the three month periods
       ended September 30, 2000 and 1999 . . . . . . . . . . . .4

       Consolidated Statements of Changes in
       Shareholders' Equity for the three month
       periods ended September 30, 2000 and 1999 . . . . . . . .5

       Consolidated Statements of Cash Flows
       for the three month periods ended
       September 30, 2000 and 1999 . . . . . . . . . . . . . . .6

       Notes to Consolidated Financial Statements. . . . . . . .7

Item 2 Management's Discussion and Analysis
       of Financial Condition and
       Results of Operations . . . . . . . . . . . . . . . . . 12

Item 3 Quantitative and Qualitative Disclosures
       about Market Risk . . . . . . . . . . . . . . . . . . . 20


PART II  OTHER INFORMATION

Item 1 Legal Proceedings . . . . . . . . . . . . . . . . . . . 21

Item 4 Submission of matters to a vote of
       security holders. . . . . . . . . . . . . . . . . . . . 21

Item 5 Other information . . . . . . . . . . . . . . . . . . . 22

Item 6 Exhibits and Reports on Form 8-K. . . . . . . . . . . . 22




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                               September 30,   June 30,
                                                   2000         2000
                                                   ----         ----
                                                (unaudited)
ASSETS
------
Cash and due from banks                         $ 13,703       $12,623
Federal funds sold                                10,361           -
                                                --------       -------
 Total cash and cash equivalents                  24,064        12,623
Securities:
 Available-for-sale at market                    103,236       104,528
 Held-to-maturity at amortized cost
  (market value: $37,106 and $38,005)             38,317        39,779
Loans (net of allowance for
 loan losses: $4,982 and $4,978)                 229,050       223,734
Other real estate owned                              150           366
Bank premises and equipment, net                   5,998         5,679
Accrued income                                     2,765         2,747
Deferred tax asset, net                            1,572         2,000
Other assets                                       1,622         1,116
                                                --------      --------
    Total Assets                                $406,774      $392,572
                                                ========      ========
LIABILITIES and SHAREHOLDERS' EQUITY
------------------------------------
Deposits
 Demand (non-interest bearing)                  $ 21,173      $ 20,703
 NOW accounts                                     39,925        43,950
 Money market                                     92,347        75,465
 Savings and other                                45,542        48,652
 Certificates of deposit                         132,096       130,856
                                                --------      --------
    Total deposits                               331,083       319,626
Federal Home Loan Bank advances                   33,245        35,750
Repurchase agreements                              3,258           -
Accrued interest and other liabilities             3,311         2,871
                                                --------      --------
    Total Liabilities                            370,897       358,247
                                                --------      --------
Commitments and contingencies                        -             -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,990,138 shares                        2,995         2,995
 Paid-in capital                                  43,226        43,332
 Retained earnings                                13,991        13,199
 Accumulated other comprehensive income             (509)       (1,362)
 Treasury stock, at cost - 2,383,613
  and 2,384,113 shares                           (23,826)      (23,839)
                                                --------      --------
    Total Shareholders' Equity                    35,877        34,325
                                                --------      --------
    Total Liabilities and Shareholders' Equity  $406,774      $392,572
                                                ========      ========


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)
                                           Three months ended
                                              September 30
                                           2000          1999
                                           ----          ----
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans                $4,707        $4,144
 Interest on securities                     2,348         1,752
 Dividend income                               51            35
 Interest on federal funds sold                43            28
                                           ------        ------
  Total interest and dividend income        7,149         5,959
                                           ------        ------
INTEREST EXPENSE
 Deposits                                   3,044         2,381
 Borrowed funds                               467           192
 Repurchase agreements                         30           -
                                           ------        ------
  Total interest expense                    3,541         2,573
                                           ------        ------
Net interest and dividend income            3,608         3,386
                                           ------        ------
PROVISION FOR LOAN LOSSES                     -            (520)
                                           ------        ------
Net interest and dividend
 income after provision
  for loan losses                           3,608         3,906
                                           ------        ------
NON-INTEREST INCOME
 Service charges on deposit accounts          369           328
 Gain on sale of branch                        -             75
 Gains on sales of mortgage loans, net         48            54
 Securities losses, net                        -           (109)
 Gains on sales of OREO                        39           -
 Loan servicing fees                           15            17
 Other                                         92            80
                                           ------        ------
  Total non-interest income                   563           445
                                           ------        ------
NON-INTEREST EXPENSE
 Salaries                                   1,262         1,216
 Employee benefits                            167           311
 Occupancy                                    245           238
 Equipment                                    241           212
 Insurance                                     27            28
 Professional, collection and
  OREO expense                                 78           256
 Other                                        593           584
                                           ------        ------
  Total non-interest expense                2,613         2,845
                                           ------        ------
Income before income taxes                  1,558         1,506
Provision for income taxes                    518           504
                                           ------        ------
NET INCOME                                 $1,040        $1,002
                                           ======        ======

Diluted earnings per share                  $0.28         $0.26

                                            =====         =====
Basic earnings per share                    $0.29         $0.27
                                            =====         =====
Dividends per share                         $0.10         $0.10
                                            =====         =====




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                        Common     Paid-in     Retained     Treasury
                         Stock     capital     earnings       stock
                        ------     -------     --------     --------
Balances at
 June 30, 1999          $2,995     $43,773     $10,637      $(23,138)
Net income                 -           -         1,002           -
Change in net
 unrealized gains
 (losses) on
 securities, net of
 taxes                     -           -           -             -
Total comprehensive
 income

Cash dividends paid        -           -          (372)          -
Proceeds from exercise
 of stock options          -          (408)        -             715
Acquisition of
 treasury stock            -           -           -            (529)
                        ------     -------     -------      --------
   Balances at
 September 30, 1999     $2,995     $43,365     $11,267      $(22,952)
                        ======     =======     =======      ========
Balances at
 June 30, 2000          $2,995     $43,332     $13,199      $(23,839)

Net income                 -           -         1,040           -
Change in net
 unrealized gains
 (losses) on
 securities, net of
 taxes                     -           -           -             -
Total comprehensive
 income

Cash dividends paid        -           -          (361)          -
Tax benefit of exercise of
 non-qualifying options    -           -           113           -
Proceeds from
 exercise of stock
 options                   -          (106)        -             163
Acquisition of
 treasury stock            -           -           -            (150)
                        ------     -------     -------      --------
   Balances at
 September 30, 2000     $2,995     $43,226     $13,991      $(22,826)
                        ======     =======     =======      ========



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                                Accumulated
                                  other
                               comprehensive               Total
                             income Unrealized         shareholders'
                             gains    (losses)            equity
                             -----------------         -------------
Balances at
 June 30, 1999               $(1,132)                  $33,135

Net income                       -                       1,002
Change in net
 unrealized gains
 (losses) on
 securities, net of
 taxes                            23                        23
                                                       -------
Total comprehensive
 income                                                  1,025
                                                       -------
Cash dividends paid              -                        (372)
Proceeds from exercise
 of stock options                -                         307
Acquisition of
 treasury stock                  -                        (529)
                             -------                   -------
   Balances at
 September 30, 1999          $(1,109)                  $33,566
                             =======                   =======
Balances at
 June 30, 2000               $(1,362)                  $34,325

Net income                       -                       1,040
Change in net
 unrealized gains
 (losses) on
 securities, net of taxes        853                       853
                                                       -------
Total comprehensive
 income                                                  1,893
                                                       -------

Cash dividends paid              -                        (361)
Tax benefit of exercise of
 non-qualifying options          -                         113
Proceeds from
 exercise of stock
 options                         -                          57
Acquisition of
 treasury stock                  -                        (150)
                             -------                   -------
   Balances at
 September 30, 2000          $  (509)                  $35,877
                             =======                   =======




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                      Three months ended
(unaudited)                                            September 30,
                                                    2000       1999
                                                    ----       ----
Operating Activities
  Net income                                        $1,040     $1,002
  Adjustments to reconcile net income
   to net cash provided by operating activities:
    Provision for loan losses                          -         (520)
    Provision for depreciation and amortization        202        184
    (Increase) decrease in deferred income tax asset   (12)         8
    Amortization and accretion of securities
      premiums and discounts, net                      (31)       100
    Securities losses, net                             -          109
    Realized gains on loan sales, net                  (47)       (54)
    Realized gains on OREO sales, net                  (39)       -
    Decrease (increase) in accrued income              (18)       162
    Increase (decrease) in accrued interest expense
      and other liabilities                            390     (2,372)
    Increase in other assets, net                     (506)      (185)
      Net cash provided (used) by
      operating activities                             979     (1,566)
                                                   -------    -------
Investing Activities
  Proceeds from sales of mortgage backed securities
   available-for-sale                                  -        8,411
  Proceeds from maturities and principal
   repayments of securities                            523      1,110
  Purchases of securities held-to-maturity             -          -
  Purchases of mortgage backed securities
   available-for-sale                                  -       (2,034)
  Principal collected on mortgage
  backed securities                                  3,556      5,804
  Loan (advances) repayments, net                   (5,269)       895
  Loans purchased for portfolio                        -       (3,864)
  Proceeds from sales of OREO                          255        -
  Payments to improve OREO                             -          (26)
  Purchases of Bank premises
  and equipment, net                                  (522)       (88)
                                                   -------    -------
      Net cash (used) provided by
       investing activities                         (1,457)    10,208
                                                   -------    -------
Financing Activities
  Net increase (decrease) in deposits              $11,507    $(4,710)
  Net repayments of FHLB advances                   (2,505)    (7,500)
  Net increase in repurchase agreements              3,258        -
  Cash dividends paid                                 (361)      (372)
  Treasury stock purchased                            (150)      (529)
  Treasury Stock reissued                              -          417
  Tax benefit from the exercise of stock options       113        -
  Proceeds from exercise of stock options               57        306
                                                   -------    -------
      Net cash provided (used) by
      financing activities                          11,919    (12,388)
                                                   -------    -------
      Increase (decrease) in cash
      and cash equivalents                          11,441     (3,746)
Cash and federal funds sold, beginning of year      12,623     12,886
                                                   -------    -------
Cash and federal funds sold, end of period         $24,064    $ 9,140
                                                   =======    =======
Cash paid during period
  Interest to depositors                           $ 2,988    $ 2,372
  Interest on borrowings                               489        219
  Interest on repurchase agreements                     30        -
  Income taxes                                         450        567
Non-cash transfers
  From loans to OREO                                   -           18





                  NEWMIL BANCORP, INC. and SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. ("NewMil") include those of NewMil and its wholly-owned subsidiary, NewMil Bank (the "Bank"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of NewMil and the statements of operations and cash flows for the interim periods presented.

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the year ended June 30, 2000.

NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value)
were as follows:
(dollars in thousands)          Estimated       Gross
                                  fair        unrealized    Amortized
                                  value      gains  losses     cost
                                ---------    -------------  ---------
September 30, 2000
U.S. Government Agency notes
 After 1 but within 5 years     $ 10,006     $  204  $  -     $ 9,802
Corporate bonds
 After 1 but within 5 years       22,375        218      57    22,214
Mortgage backed securities        66,944        431   1,288    67,801
Collateralized mortgage
  obligations                      1,146        -       171     1,317
                                --------     ------  ------  --------
  Total debt securities          100,471        853   1,516   101,134
Equity securities                  2,765        -       -       2,765
                                --------     ------  ------  --------
 Total securities
  available-for-sale            $103,236     $  853  $1,516  $103,899
                                ========     ======  ======  ========



June 30, 2000
U.S. Government Agency notes
 After 1 but within 5 years     $  9,822     $   41  $   11  $  9,792
Corporate bonds
 After 1 but within 5 years       22,034         98     263    22,199
Mortgage backed securities        68,787        346   1,967    70,408
Collateralized mortgage
 obligations                       1,120        -       197     1,317
                                --------     ------  ------  --------
  Total debt securities          101,763        485   2,438   103,716
Equity securities                  2,765        -       -       2,765
                                --------     ------  ------  --------
 Total securities
 available-for-sale             $104,528     $  485  $2,438  $106,481
                                ========     ======  ======  ========




Securities classified held-to-maturity (carried at amortized cost)
were as follows:
(dollars in thousands)                          Gross       Estimated
                                Amortized     unrealized       fair
                                cost (a)    gains  losses     value
                                ---------   -------------   ---------

September 30, 2000
Municipal Bonds
 After 1 but within 5 years     $   250     $ -    $   12    $  238
 After 10 years                  10,547       -       800     9,747
Mortgage backed securities       20,123        9       46    20,086
Collateralized mortgage
 obligations                      7,397        3      365     7,035
                                -------     -----  ------   -------
 Total securities
  held-to-maturity              $38,317     $ 12   $1,223   $37,106
                                =======     =====  ======   =======
June 30, 2000
Municipal Bonds
 After 1 but within 5 years     $   250     $ -    $   16   $   234
 After 10 years                  10,550       -       912     9,638
Mortgage backed securities       21,064         4     397    20,671
Collateralized mortgage
 obligations                      7,915         6     459     7,462
                                -------     -----  ------   -------
 Total securities
  held-to-maturity              $39,779     $  10  $1,784   $38,005
                                =======     =====  ======   =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.




Securities with an amortized cost of $786,000 and a market value of $759,000 were pledged as collateral against public funds at September 30, 2000.


Cash proceeds and realized gains and losses from sales of securities during the three month periods ended September 30 are as follows:
(dollars in thousands)                    Cash     Realized  Realized
                                        proceeds     gains    losses
                                        --------   --------  --------
Three months ended September 30, 2000
Available-for-sale                      $   -      $ -       $ -
                                        =======    =====     =====
Three months ended September 30, 1999
Available-for-sale
  Mortgage backed securities            $ 8,411    $ -       $ 109
                                        =======    =====     =====


NOTE 3 - LOANS


The composition of the loan portfolio was as follows:
                                          September 30,   June 30,
     (in thousands)                           2000          2000
                                              ----          ----
     Real estate mortgages:
      One-four family residential             $130,841      $130,770
      Five or more family residential            4,159         4,185
      Commercial                                52,429        51,633
      Land                                       1,778         1,995
     Commercial and industrial                  21,405        17,404
     Home equity lines of credit                20,897        20,257
     Installment and other                       2,582         2,439
                                              --------      --------
      Total loans, gross                       234,091       228,683
     Deferred loan origination fees
      and purchase premium, net                    (59)           29
     Allowance for loan losses                  (4,982)       (4,978)
                                              --------      --------
      Total loans, net                        $229,050      $223,734
                                              ========      ========
     Impaired loans
      With valuation allowance                   $ 501         $ 502
      With no valuation allowance                   27             2
                                                 -----         -----
      Total impaired loans                       $ 528         $ 504
                                                 =====         =====
      Valuation allowance                        $ 238         $ 234



NewMil's loans consist primarily of residential and commercial real estate loans located principally in western Connecticut, NewMil's service area. NewMil offers a broad range of loans and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans and a variety of consumer loans, including home equity lines of credit, installment and collateral loans. All residential and commercial mortgage loans are secured by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of NewMil's loan portfolio and the recovery of a substantial portion of OREO is susceptible to changes in market conditions.

Changes in the allowance for loan losses during the three month periods ended September 30, are as follows:
     (in thousands)                            2000          1999
                                               ----          ----
     Balance, beginning of period              $4,978        $4,989
     Provision for losses                         -            (520)
     Charge-offs                                  -             (22)
     Recoveries                                     4           554
                                               ------        ------
     Balance, end of period                    $4,982        $5,001
                                               ======        ======



NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets were as follows:
                                           September 30,   June 30,
     (in thousands)                            2000          2000
                                               ----          ----
      Non-accrual loans                        $  629        $  621
      Accruing loans past due
        90 days or more                           149           231
      Accruing troubled debt
        restructured loans                        -             -
                                               ------        ------
        Total non-performing loans                778           852
                                               ------        ------
      Other real estate owned                     150           366
                                               ------        ------
        Total non-performing assets            $  928        $1,218
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

                                        Three months ended
                                          September 30,
(in thousands)                             2000    1999
                                           ----    ----
Basic                                     3,611   3,654
Effect of dilutive stock options            150     162
                                          -----   -----
Diluted                                   3,761   3,816
                                          =====   =====



NOTE 6 - COMPREHENSIVE INCOME


The components of comprehensive income for the three month periods ended September 30, 2000 and 1999 are as follows:
                                        Three months ended
                                          September 30,
(in thousands)                             2000    1999
                                           ----    ----
Comprehensive income
  Net income                               $1,040  $1,002
  Net unrealized gains on
    securities during period                  853      23
                                           ------  ------
Comprehensive income                       $1,893  $1,025
                                           ======  ======


The components of other comprehensive income, and related tax effects were as follows:
(in thousands)                           Before      Tax       Net of
                                          tax     (expense)      tax
                                         amount    benefit     amount
                                         ------    -------     ------
Three months ended September 30, 2000
Net unrealized gains on securities
  available-for-sale arising
  during the period                      $1,289    $ (439)     $ 850
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                    5        (2)         3
                                         ------     -----      -----
Net unrealized gains on
  securities during period               $1,294     $(441)     $ 853
                                         ======     =====      =====



Three months ended September 30, 1999
Net unrealized losses on securities
  available-for-sale arising
  during the period                      $  (94)    $  32      $ (62)
Reclassification adjustment for realized
  losses included in net income             109       (37)        72
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   19        (6)        13
                                         ------     -----      -----
Net unrealized gains on
  securities during period               $   34     $ (11)     $  23
                                         ======     =====      =====

NOTE 7 - SHAREHOLDERS' EQUITY

Capital Requirements
NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the Federal Deposit Insurance Corporation (the "FDIC"). NewMil's and the Bank's regulatory capital ratios at September 30, 20009, were as follows:

                                         NewMil      Bank
                                         ------      ----
   Leverage ratio                          9.14%     9.04%
   Tier I risk-based ratio                15.22%    15.50%
   Total risk-based ratio                 16.48%    16.77%


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

Restrictions on Subsidiary's Dividends and Payments
---------------------------------------------------
NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil for the three month period ended September 30, 2000 is $2,139,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces FASB
Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." it revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. This Statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management anticipates that SFAS 140 will not have a significant effect on the Corporation's results of operations or its financial position based on its current operations.

NewMil Bancorp, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of NewMil and its subsidiary should be read in conjunction with NewMil's Annual Report on Form 10-K for the year ended June 30, 2000.

BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for NewMil Bank (the "Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The principal business of NewMil consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and conducts its business from fifteen offices (fourteen full service offices and one limited service office) in Litchfield, New Haven and Fairfield Counties. NewMil and the Bank were formed in 1987 and 1858, respectively.

In May 2000, NewMil announced a definitive agreement to acquire Nutmeg Federal Savings and Loan Association ("Nutmeg"). Nutmeg is a federally chartered savings and loan association headquartered in Danbury, Connecticut. Nutmeg had $118.0 million in assets with four branch locations, two in Danbury, one Bethel and one in Ridgefield Connecticut, as of September 30, 2000. The shareholders of Nutmeg held a special meeting on October 18, 2000 and approved the merger agreement. The shareholders of NewMil held a special meeting on October 25, 2000 and also approved the merger agreement. NewMil expects to complete the transaction, with a total purchase price of approximately $20.0 million and complete the conversion during the quarter ending December 2000.

RESULTS OF OPERATIONS
For the three month periods ended September 30, 2000 and 1999

Overview
--------
NewMil earned net income of $1,040,000, or 28 cents per share
(diluted), for the quarter ended September 30, 2000 as compared with $1,002,000, or 26 cents per share (diluted), for the quarter ended September 30, 1999.


Analysis of net interest and dividend income
--------------------------------------------
Net interest and dividend income increased $222,000, or 6.6%, for the quarter ended September 30, 2000 as compared with the prior year period. This increase resulted from a $41.1 million, or 12.2% increase in average earning assets offset in part by a decrease of 20 basis points in the net interest margin.


The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds for the three month periods ended September 30, 2000 and 1999.

Three months ended September 30, 2000   Average   Income/    Average
(dollars in thousands)                  balance   expense   yield/rate
                                        -------   -------   ----------
Loans(a)                                $230,827   $4,707      8.16%
Mortgage backed securities(d)             89,982    1,509      6.71
Other securities(b)(d)                    57,323      933      6.51
                                        --------   ------
 Total earning assets                    378,132    7,149      7.56
Other assets                              14,644   ------
                                        --------
 Total assets                           $392,776
                                        ========

NOW accounts                            $ 40,723      116      1.14
Money market accounts                     84,454      824      3.90
Savings & other                           46,893      286      2.44
Certificates of deposit                  131,836    1,818      5.52
                                        --------   ------
 Total interest-bearing deposits         303,906    3,044      4.01
Borrowings                                28,646      467      6.52
Repurchase agreements                      2,061       30      5.82
                                        --------   ------
 Total interest-bearing funds            334,613    3,541      4.23
Demand deposits                           20,984   ------
Other liabilities                          2,427
shareholders' equity                      34,752
                                        --------
 Total liabilities and
 shareholders' equity                   $392,776
                                        ========
Net interest income                                $3,608
                                                   ======
Spread on interest-bearing funds                               3.33
Net interest margin(c)                                         3.82


Three months ended September 30, 2000   Average   Income/    Average
(dollars in thousands)                  balance   expense   yield/rate
                                        -------   -------   ----------
Loans(a)                                $216,636   $4,144      7.65%
Mortgage backed securities(d)             93,098    1,470      6.32
Other securities(b)(d)                    27,315      345      5.05
                                        --------   ------
 Total earning assets                    337,049    5,959      7.07
Other assets                              10,662   ------
 Total assets                           $347,711
                                        ========

NOW accounts                            $ 36,636      105      1.15
Money market accounts                     72,004      528      2.93
Savings & other                           48,762      289      2.37
Certificates of deposit                  125,092    1,459      4.67
                                        --------   ------
 Total interest-bearing deposits         282,494    2,381      3.37
Borrowings                                12,149      192      6.32
                                        --------   ------
 Total interest-bearing funds            294,643    2,573      3.49
Demand deposits                           18,573   ------
Other liabilities                          1,612
Shareholders' equity                      32,883
                                        --------
 Total liabilities and
 shareholders' equity                   $347,711
                                        ========
Net interest income                                $3,386
                                                   ======
Spread on interest-bearing funds                               3.58
Net interest margin(c)                                         4.02

(a)  Includes non-accrual loans.
(b) Includes interest-bearing deposits in other banks and federal funds sold.
(c)  Net interest income divided by average interest-earning assets.
(d)  Average balances of investments are based on historical cost.



The following table sets forth the changes in interest due to volume and rate for the three month periods ended September 30, 2000 and 1999.

Three months ended September 30,             2000 versus 1999
(dollars in thousands)                  Change in interest due to
                                      Volume   Rate    Vol/rate  Net
                                      ------   ----    --------  ---
Interest-earning assets:
  Loans                               $  271   $  274  $   18   $  563
  Mortgage backed securities             (49)      91      (3)      39
  Other securities                       379      100     109      588
                                      ------   ------  ------   ------
   Total                                 601      465     124    1,190
                                      ------   ------  ------   ------
Interest-bearing liabilities:

  Deposits                               180      449      34      663
  Borrowings                             261        6       8      275
  Repurchase agreements                  -        -        30       30
                                      ------   ------  ------   ------
   Total                                 441      455      72      968
                                      ------   ------  ------   ------
Net change to interest income         $  160   $   10  $   52   $  222
                                      ======   ======  ======   ======



Interest income
---------------
Total interest and dividend income increased $1,190,000, or 20.0%, for the quarter ended September 30, 2000 as compared with the same period a year ago. This increase resulted from a $41.1 million, or 12.9%, increase in average earning assets coupled with an increase in average yield of 49 basis points to 7.56%.

Loan interest and fee income increased $563,000, or 13.6%, for the quarter ended September 30, 2000 as compared with the prior year period. This increase is a result of an increase in average loan balances coupled by an increase in average yield. Average yield increased 51 basis points to 8.16%, as a result of a higher interest rate environment, in the current year. Average loan balances increased $14.2 million, or 6.6%.

Interest and dividends on investments and federal funds sold increased $627,000, or 34.5%, as a result of a $26.9 million, or 22.3%, increase in average balances coupled with a higher average yield. The average yield increased 60 basis points to 6.63%, also a result of the higher interest rate environment, in the current quarter. The increase in volume results from purchase of corporate bonds and US Agency issued securities offset in part by monthly repayments on MBS and CMOs.

Interest expense
----------------
Interest expense for the quarter ended September 30, 2000 increased $968,000, or 37.6%, as compared with the same period a year ago as a result of a $40.0 million, or 13.6%, increase in average borrowings and deposit balances for the period coupled with a 74 basis point increase in the cost of funds to 4.23%.

Deposit expense increased $663,000, or 27.8%, as a result of a $21.4 million, or 7.6%, increase in average deposits coupled with a 64 basis points increase in the average cost of deposits. The average NOW account balance has increased over the period by $4.1 million, or 11.2%, Money Market accounts have increased $12.5 million, or 17.3%, and certificates of deposit increased by $6.7 million, or 5.4%. The average Saving account balance has decreased over the period by $1.9 million, or 3.8%. During the quarter rates on deposits have increased from the prior year, the average rate paid on Certificate of deposit has increased to 5.52% from 4.67% a year ago, Savings rates have increased to 2.44% from 2.37% and Money Market rates have increased to 3.90% from 2.93%, while NOW deposit rates have declined to 1.14% from 1.15% a year ago.

Interest expense on borrowings (including repurchase agreements) increased $305,000, or 158.9%, as a result of increased average borrowings coupled with a higher average cost of funds. Average borrowings for the current quarter are $18.6 million, or 152.8%, higher than the prior year period. The average borrowings cost is 15 basis points higher than the prior year period. NewMil's current borrowings are for terms of less than six months.

Provision and Allowance for loan losses
---------------------------------------
NewMil did not make a provision for loan losses during the quarter ended September 30, 2000, compared with negative provision of $520,000 for the prior year period. The negative provision, in the quarter ended September 30, 1999, resulted from a loan loss recovery of $545,000 related to a loan that had been charged off in prior years. The recovery represents cash received from the borrower's bankruptcy court proceedings. The following table details key ratios for the periods ended Sept 30, 2000, June 30, 2000 and September 30, 1999:

                                     Sept 30,     June 30,   Sept 30,
                                       2000         2000       1999
                                     --------     --------   --------
 Ratio of allowance for loan losses:
   to non-performing loans           640.4%       584.3%      234.4%
   to total gross loans                2.1          2.2         2.3


While there was growth in the loan portfolio during the quarter ended September 30, 2000 the Bank did not experience any loan charge-offs and the level of unallocated reserves remained stable during the quarter, which allowed the Bank not to record a provision for loan losses in the quarter. In addition, during the quarter, non-performing loans have decreased $74,000, or 8.7%,. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-Performing Assets".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement the allowance for loan losses at September 30, 2000, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was last examined by its banking regulators in August 1999 and no additions to the allowance were requested as a result of this examination.

The allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses is computed by taking the loan portfolio and segregating it into various risk rating categories. Some loans have been further segregated and carry specific reserve amounts. Loans that do not have specific reserve are assigned reserves based on a loss percentage assigned to the outstanding balances in their risk rating category.
In addition, the Bank maintains an unallocated reserve. The level of unallocated reserves from June 30, 2000 to September 30, 2000 remained substantially the same.

Non-interest income
-------------------
The following table details the principal categories of non-interest income for the three month periods ended September 30:

  (in thousands)                    2000      1999        Change
                                    ----      ----        ------
  Service charges on
   deposit accounts                 $ 369     $ 328    $  41     12.5%
  Gain on sale of branch              -          75      (75)  (100.0)
  Gains on sale of OREO                39       -         39    100.0
  Gains on sales of mortgage
   loans, net                          48        54       (6)   (11.1)
  Loan servicing                       15        17       (2)   (11.8)
  Securities losses, net              -       (109)     109     100.0
  Other                                92        80       12     15.0
                                    -----     -----    -----
   Total non-interest income        $ 563     $ 445    $ 118     26.5
                                    =====     =====    =====


The increase in non-interest income is the result of security losses in 1999 and OREO gain in 2000, offset by an additional premium received, in the September 1999 quarter, from the sale of our Winsted Office, which occurred in May 1999. The additional premium on the sale of the Winsted Office was the result of certain competitive events that did not occur within the time frame that was stipulated in the sale agreement. The increase on gains on OREO is the result of one sale of OREO property, in the quarter ended September 30, 2000 as compared with no sales for 1999. The decrease in gains on sales of residential mortgage loans resulted from reduced sales volume in the quarter ended September 2000. Gains were generated on loan sales of $3.0 million in 2000 compared with $3.1 million in 1999. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold service-released. The decrease in loan servicing fees results from portfolio run-off. No loans have been sold with the servicing rights retained since June 1995.

Operating expenses
------------------
The following table details the principal categories of operating expenses for the three month periods ended September 30:

  (in thousands)                    2000      1999        Change
                                    ----      ----        ------
  Salaries                          $1,262    $1,216     $ 46    3.8%
  Employee benefits                    167       311     (144) (46.3)
  Occupancy                            245       238        7    2.9
  Equipment                            241       212       29   13.7
  Insurance                             27        28       (1)  (3.6)
  Professional fees, Collection
   and OREO expense                     78       256     (178) (69.5)
  Postage and telecommunications        82        85       (3)  (3.5)
  Marketing                             90        70       20   28.6
  Other operating                      421       429       (8)  (1.9)
                                    ------    ------    -----
   Total operating expenses         $2,613    $2,845    $(232)  (8.2)
                                    ======    ======    =====



The increase in salaries expense for the quarter ended September 30, 2000 as compared with the prior year period was due primarily to annual salary increases of approximately 4.5% offset, in part, by a lower accrual for bonuses for the current fiscal year. The decrease in employee benefits is a result of the recognition of net periodic pension income, for the quarter, of $150,000 on the Bank's frozen defined benefit pension plan. The increase in equipment expense is a result of increased service and depreciation on new computer equipment. Professional, Collection and OREO expense decreased as a result of legal fees for litigation over the sale of OREO, and expenses related to several strategic initiatives that had been undertaken during the quarter ended September 1999. Changes in other operating expenses, which include shareholder relations, office supplies and other expenses, result from increased lending activities and changes in operations activities.

Income taxes
------------
Net income for the quarter included an income tax provision of $518,000, representing a 33.2% effective rate, as compared with a provision of $504,000 a year ago, representing a 33.6% effective rate.


FINANCIAL CONDITION

Total assets increased $14.2 million, or 3.6%, to $406.8 million during the three month period from June 30, 2000 through September 30, 2000. Cash and cash equivalents increased $11.4 million, or 90.6%. Securities decreased $2.8 million, or 1.9%, during the three month period. Net loans increased $5.3 million, or 2.4%. Deposits increased $11.5 million, or 3.6%, and borrowings and repurchase agreements increased by $753,000.

Securities
----------
NewMil's securities portfolio consists of U.S. Government obligations, corporate bonds, MBSs, CMOs, bank qualified municipal bonds, and equity securities. At September 30, 2000, 92.4% of the portfolio consisted of fixed rate securities, principally MBS and to a lesser extent, CMOs, U.S. Government agency, corporate bonds and municipal bonds. At September 30, 2000 total fixed rate securities had a projected weighted average duration and life of 4.5 years and 6.0 years, respectively, based on median projected prepayment speeds at current interest rates. At September 30, 2000, 5.7% of the portfolio consisted of floating rate CMOs and MBSs, which generally reprice monthly based on pre-determined spreads to underlying index, subject to life-time caps and floors. The floating rate securities had a projected weighted average duration and life of 0.1 years and 7.2 years, respectively, based on median projected prepayment speeds at current interest rates. Floating rate MBSs are tied to the Eleventh District Cost of Funds index, while the floating rate CMOs are tied to several Treasury indices. The remaining 1.9% of the portfolio at September 30, 2000, was represented by Federal Home Loan Bank stock and Bankers Bank Northeast stock.

At September 30, 2000, securities totaling $103.2 million, or 72.9%, were classified as available-for-sale and securities totaling $38.3 million, or 27.1%, were classified as held-to-maturity.

Loans
-----
Net loans grew $5.3 million, or 2.4%, during the three month period ended September 30, 2000. Loans originated and loan advances totaled $20.2 million, while loan repayments and loans sold in the secondary market were $11.9 million and $3.0 million, respectively.

Major classifications of loans are as follows:
                                            September 30,   June 30,
     (in thousands)                            2000           2000
                                               ----           ----
     Real estate mortgages:
      One-four family residential           $130,841        $130,770
      Five or more family residential          4,159           4,185
      Commercial                              52,429          51,633
      Land                                     1,778           1,995
     Commercial and industrial                21,405          17,404
     Home equity lines of credit              20,897          20,257
     Installment and other                     2,582           2,439
                                            --------        --------
      Total loans, gross                     234,091         228,683
     Deferred loan origination fees
      and purchase premium, net                  (59)             29
     Allowance for loan losses                (4,982)         (4,978)
                                            --------        --------
      Total loans, net                      $229,050        $223,734
                                            ========        ========


The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works with several government-assisted lending programs. Commercial mortgage loans, including mortgages on land and multi-family property increased $553,000, or 1.0% since June 30, 2000, and C & I loans increased $4,001,000, or 23.0%, for the period.

The Residential Mortgage Department, in addition to traditional portfolio lending, has a secondary market distribution capability, which provides the flexibility to sell a variety of mortgage products on a service-released basis. During the three month period ended September 30, 2000 the department has originated and sold $3.0 million of loans to the secondary market. The department has the capability to supplement the Bank's own originations by purchasing residential mortgage loans originated within the State of Connecticut from several correspondent lenders. During the three month period ended September 30, 2000 the department did not purchase any loans for the Bank's portfolio. Since June 30, 2000 the residential mortgage loan portfolio has increased by $71,000, or 0.05%, while home equity lines and loans increased $640,000, or 3.2%, for the period.

Non-performing assets
---------------------
The following table details changes in non-performing assets during the three month periods ended September 30.

(in thousands)                                  2000      1999
                                                ----      ----
Balance, beginning of year                      $1,218    $1,569
Loans placed on non-accrual status                 109       448
Change in accruing loans past
  due 90 or more days, net                         (82)      668
Payments to improve OREO                           -          26
Loan payments                                     (101)       (1)
Loans returned to accrual status                   -        (179)
Loan charge-offs                                   -         (20)
Gross proceeds from OREO sales                    (255)      -
Gains on OREO sales, net                            39       -
                                                ------    ------
Balance, end of period                          $  928    $2,511
                                                ======    ======
Percent of total assets                          0.23%     0.74%



During the three month period ended September 30, 2000 non-performing assets decreased $290,000, or 23.8%, due principally to the sale of an OREO property during the quarter coupled with a decrease in loans 90 days past due and accruing offset by an increase in non-accrual loans. Additions to non-accrual loans generally represent loans which had previously been classified on NewMil's internally monitored list and had been adequately reserved. Additions to loans 90 days past due and still accruing represent loans which are classified on NewMil's internally monitored list, have adequate collateral value, and are in the process of collection.

In addition to non-performing assets, at September 30, 2000 NewMil had $3,290,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

The following table details the composition of non-performing assets as of September 30.

Non-Performing Assets              Accruing
(dollars in thousands)              loans                Total
                       Non-        past due               non-
                       accrual      90 or              performing
                       loans       more days   OREO      assets
September 30, 2000
Real estate:
 Residential           $  199      $  149      $  58     $ 406

 Commercial                27         -           92       119
 Land and land
 development              403         -          -         403
                       ------      ------      ------   ------
 Totals                $  629      $  149      $  150   $  928
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

Operating activities for the three month period ended September 30, 2000 provided net cash of $979,000. Investing activities used net cash of $1,457,000, principally as a result of net loan advances offset, in part, by securities repayments. Financing activities provided net cash of $11,919,000, principally due to net deposit increases, stock option proceeds and repurchase agreements offset, in part, by repayment of FHLB advances, dividends paid and treasury stock purchases. Funds provided by operating and financing activities were utilized to funds investing activities and increase cash and overnight federal funds sold.

At September 30, 2000, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $186.4 million, to net deposits and short term unsecured liabilities, was 54.9%, well in excess of NewMil's minimum guideline of 15%. At September 30, 2000, NewMil had outstanding commitments to fund new loan originations of $6.7 million, construction mortgage commitments of $7.1 million and unused lines of credit of $27.8 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

Shareholders' equity increased $1,552,000, to $35,877,000, while book value per share increased $0.43 to $9.95, during the three month period ended September 30, 2000. The increase in equity resulted from net income of $1,040,000, or $0.28 per share (diluted), net unrealized gains on securities during the period, net of taxes, $853,000, the tax benefit of the exercise of non-qualifying stock options of $113,000 and stock option proceeds of $57,000, offset by treasury stock purchases of $150,000 and dividends paid of $361,000.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At September 30, 2000 NewMil's leverage capital ratio was 9.14% and its tier I and total risk-based capital ratios were 15.22% and 16.48%, respectively. At September 30, 2000 the Bank's leverage capital ratio was 9.04% and its tier I and total risk-based capital ratios were 15.50% and 16.77%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
---------
NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil as of September 30, 2000 was $2,139,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.

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


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting was held on October 25, 2000. The following matters were considered and voted on, as certified by the election officer at the annual meeting:


                          Votes          Votes           Votes
                           For          Against        Withheld
                          -----         -------        --------
Director Election
Herbert E. Bullock        2,418,534         -              -
 for 3 year term

Director Election
Kevin L. Dumas            2,428,134         -              -
 for 3 year term

Director Election
Francis J. Wiatr          2,418,534         -              -
 for 3 year term

Amendment to the Corporation's
1986 Stock Option Plan for Key
Officers and Employees    2,195,499     772,363         36,977

Amendment to the Corporation's
1992 Stock Option Plan for Outside
Directors                 2,009,416     944,910         50,528

Ratification of
 PricewaterhouseCoopers LLP
 as auditors              2,977,226      22,719          4,917

A special shareholders' meeting was held on October 25, 2000. The following matters were considered and voted on, as certified by the election officer at the special meeting:


                             Votes          Votes           Votes
                              For          Against        Withheld
                             -----         -------        --------


Approve and adopt the agreement
and plan of merger NewMil, New
Milford Savings Bank and
Nutmeg Federal Savings
and Loan Association         1,954,671     425,577          7,454



Item 5.      OTHER INFORMATION

             None


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

             11.1   Computation of earnings per share.

             (b) Report on Form 8-K.

             None



                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     NEWMIL BANCORP, INC.



November 9, 2000     By    /s/ Francis J. Wiatr
                     ---------------------------
                     Francis J. Wiatr,
                     Chairman, President and CEO



November 9, 2000     By    /s/ B. Ian McMahon
                     ---------------------------
                     B. Ian McMahon,
                     Chief Financial Officer