Form 10-K
period 2000-12-31
NEWMIL BANCORP INC
filed 2001-03-30
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-K
(Mark One)

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

 For the transition period from July 1, 2000 to December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

The aggregate market value of the voting stock held by
non-affiliates of the registrant, based on the average bid and
asked prices of such stock, as of   March 9, 2001, is $39,266,501.
The number of shares of Common Stock outstanding as of March 9, 2001, is 4,522,621.


               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

Portions of the registrant's definitive Proxy Statement dated March 30, 2001 for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).


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

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK . . . . . . . . . . . . . . . . . . . . . . . . 32

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . 33

          Consolidated Balance Sheets as of December 31, 2000,
          June 30, 2000 and June 30, 1999 . . . . . . . . . . .34

          Consolidated Statements of Income for the six month
          periods ended December 31, 2000 and 1999 and the years
          ended June 30, 2000, 1999 and 1998. . . . . . . . . .35

          Consolidated Statements of Changes in Shareholders
          Equity for the three years ended June 30, 2000 and
          the six month period ended December 31, 2000. . . . .37

          Consolidated Statements of Cash Flows for the six month
          periods ended December 31, 2000 and 1999 and the
          years ended June 30, 2000, 1999 and 1998. . . . . . .39

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . 60

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . 61

Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . 61

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT. . . . . . . . . . . . . . . . . . . . . .61

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . 61

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . 62


                                PART I


Item 1.   BUSINESS

General

NewMil Bancorp, Inc., ("NewMil"), a Delaware corporation formed in 1987, is the registered bank holding company for NewMil Bank ("the Bank"), a wholly-owned subsidiary. NewMil's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is NewMil's only subsidiary and its primary investment. NewMil's net income is presently derived from the business of the Bank. Future establishment or acquisition of subsidiaries by NewMil is possible. For a discussion of the recent acquisition of Nutmeg Federal Savings & Loan, by NewMil, see Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations - Business". Nevertheless, it is expected that the Bank will account for most of NewMil's net income in the foreseeable future.

The Bank, which was organized in 1858, is a Connecticut chartered and Federal Deposit Insurance Corporation ("FDIC") insured savings bank headquartered in New Milford, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank offers both consumer and commercial deposit accounts, including checking accounts, interest bearing "NOW" accounts, money market accounts, certificates of deposit, savings accounts, Individual Retirement Accounts and sweep accounts. The Bank provides 24x7 access to banking through automated teller machines in thirteen branches, through its internet site at www.newmil.com and through bank by phone.

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

NewMil's results of operations are significantly affected by general economic and competitive conditions, the real estate market, changes in interest rates, government policies and actions of regulatory authorities. The general economic climate over the past several years has been favorable. Should these conditions deteriorate, NewMil's operations could be adversely impacted.

Market Area and Competition
---------------------------

The Bank conducts its business through eighteen full service offices and one special needs office located in Litchfield, Fairfield and New Haven Counties. The Bank's service area, which has a population of approximately 460,000, enjoys a balance of manufacturing, trade, and service employment and is home to a number of Fortune 500 companies. Although the Bank's primary market area is Litchfield and northern Fairfield counties, the Bank has depositors and borrowers that live outside of these areas.

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

Congress passed legislation in 1994 providing for a phase-in of full interstate branching. Connecticut law has since 1990 provided for full interstate banking and, more recently, has adopted legislation allowing interstate branching, subject to certain limitations. In recent years several out of state financial institutions, almost all larger and with greater financial resources than the Bank, have acquired Connecticut financial institutions and begun operations in Connecticut. This has increased competitiveness in NewMil's market areas. NewMil may consider additional expansion within or outside of Connecticut provided appropriate opportunities and conditions exist. For a discussion of the recent acquisition of Nutmeg Federal Savings & Loan, by NewMil, see
Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations - Business".

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

For further discussion of the composition and quality of the loan portfolio see "Management's Discussion and Analysis of Financial
Condition and Results of Operations" under the caption and "Financial Condition - Loans" on pages 23 and 25.

Supervision and Regulation
--------------------------

Federal Bank Holding Company Regulation: NewMil is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the types of companies which NewMil may acquire or organize and the activities in which it or they may engage. In general, NewMil and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, NewMil must obtain the prior approval of the Board of Governors of the Federal Reserve System ("the FRB") to acquire control of any bank; to acquire, with certain exceptions, more than 5 percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company. As a result of such laws and regulation, NewMil is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower. The Financial Modernization Act of 1999 created, among other things, a new entity the "financial holding company". Such entities can engage in a broader range of activities, those that are "financial in nature", including insurance underwriting, securities underwriting and merchant banking. Financial holding companies can be established relatively easily through a notice filing with the FRB, which acts as the "umbrella regulator" for such entities. NewMil may determine to become a financial holding company in the future.

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

Employees
---------

The Bank had 152 full-time and 19 part-time employees at December 31, 2000. Management considers the Bank's relationship with its employees to be good. The Bank's employees are not represented by any collective bargaining groups.

Subsidiaries
------------

The Bank is NewMil's only subsidiary and accounts for 100% of NewMil's income for the current fiscal period. At December 31, 2000, the Bank had three wholly-owned subsidiaries, NewMil Mortgage Company, Asset Recovery Management Company and New Mil Asset Company. NewMil Mortgage Company is a passive investment company ("PIC") that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporate Business Tax. Asset Recovery Management Company and New Mil Asset Company were both formed to hold and develop certain foreclosed real estate and are presently inactive.


Item 2.    PROPERTIES

The Bank conducts its business at its main office, located at 19 Main Street, New Milford, Connecticut, and through 18 full service branches located in Litchfield, Fairfield and New Haven Counties in addition to one limited service branch located in Southbury, Connecticut. The Bank owns its main office and seven of its branches. The remaining ten full service locations are leased by the Bank. The following table sets forth certain information regarding the Bank's branch offices, as of December 31, 2000.

                                                                 Lease
                                               Date      Owned   expir-
                                               acquired  or      ation
Branch office         Location                 /opened   leased  date
-------------         --------                 -------   ------  ----
                                                           (a)
Bethel               Stony Hill Road,
                     Bethel, CT                 2000     Leased  2005
Brookfield           Route 7,
                     Brookfield, CT             1964     Leased  2005
Boardman Terrace     53 Main Street,
                     New Milford, CT            1977     Owned   ---
Bridgewater (b)      Routes 57 & 133,
                     Bridgewater, CT            1981     Owned   ---
Canaan               Main St. & Granite Ave.,
                     Canaan, CT                 1982     Owned   ---
Danbury              Main Street,
                     Danbury, CT                2000     Leased  2001
Danbury              North Street Shopping Center,
                     Danbury, CT                2000     Leased  2002
Kent                 50 North Main St.,
                     Kent, CT                   1960     Owned   ---
Lanesville           291 Danbury Road,
                     New Milford, CT            1989     Owned   ---
Morris               Route 109 & 63,
                     Morris, CT                 1981     Owned   ---
New Fairfield        Routes 37 & 39,
                     New Fairfield, CT          1969     Leased  2002
New Milford (c)      19 Main Street,
                     New Milford, CT            1902     Owned   ---
New Preston (d)      Routes 202 & 45,
                     New Preston, CT            1979     Owned   ---
Norwalk              187 Main Street
                     Norwalk, CT                1997     Leased  2004
Pomperaug Woods(e)   Heritage Road
                     Southbury, CT              2000     N/A     ---
Ridgefield           Route 7
                     Ridgefield, CT             2000     Leased  2004
Sharon               Route 41,
                     Sharon, CT                 1971     Leased  2002
Sherman              Routes 37 & 39,
                     Sherman, CT                1976     Leased  2004
Southbury            Grand Union Supermarket
                     775 Main Street South,
                     Southbury, CT              1997     Leased  2003

(a)  Information concerning the Bank's lease payments can be found at
     Note 13 on page 52.
(b) The Bank owns an additional building on this site which is leased at an annual rent of $5,000.
(c)  Main Office.
(d) The Bank owns an additional building on this site which is leased at an annual rent of $14,800.
(e) The Bank operates a limited service office, one day a week, at this locations for the residents of Pomperaug Woods. Pomperaug
     Woods is an independent life-care retirement community located in Southbury, Connecticut.


Item 3.    LEGAL PROCEEDINGS

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2000, no matter was submitted to a vote of the shareholders of NewMil.


                                PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

For the information required by this item see "Quarterly Financial Data (unaudited)" on pages 55 and 56. For a discussion of NewMil's dividend policy and restrictions on dividends see "Management Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Dividend Restrictions" on pages 29 and 30.

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth NewMil's consolidated financial and other data at the dates and for the periods indicated. The results for and as of the six month period ended December 31, 2000 reflect the acquisition of Nutmeg Federal Savings and Loan Association on November 9, 2000.
This data has been derived from NewMil's audited consolidated financial statements.


SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except ratios and per share amounts)

                             At or for the six months ended
                                      December 31,
                                     2000      1999
Statement of Income                  ----      ----
Interest & dividend
  income                             $15,709   $12,006
Interest expense                       7,801     5,144
Net interest income                    7,908     6,862
Provision for loan
  losses                                (416)     (495)
Non-interest income:
  Losses on sales of
    securities, net                      -        (109)
  Gain on sale of non-
    performing loan                      -         -
  Gains on sales
    of OREO                               39        23
  Gains on sales of
    loans, net                            93        84
  Service fees & other                 1,051       944
Non-interest expense                   6,382     5,435
Income before
  income taxes                         3,125     2,864
Income tax expense                     1,119       960
Income before effect
  of accounting change
  & extraordinary item                 2,006     1,904
Cumulative effect of
  change in accounting
  principle, net of
  taxes                                  -         -
Extraordinary item,
  net of taxes                           -         -
Net income                             2,006     1,904

Financial Condition
Total assets                        $523,578  $341,798
Loans, net                           332,544   214,312
Allowance for loan
  losses                               5,518     5,029
Securities                           140,398   108,582
Deposits                             437,793   299,254
Borrowings                            27,500     7,500
Shareholders' equity                  47,517    33,137
Non-performing assets                  1,741     2,094

Per Share Data
Income before effect
  of accounting change
  & extraordinary item
    Diluted                            $0.50     $0.50
    Basic                               0.52      0.52
Net income
    Diluted                             0.50      0.50
    Basic                               0.52      0.52
Cash dividends                          0.21      0.21
Book value                             10.35      9.10

                             At or for the six months ended
                                      December 31,
                                     2000      1999
Statistical Data                     ----      ----
Net interest margin                  3.86%     4.08%
Efficiency ratio                    70.20     69.24
Effective tax rate                  35.81     33.52

Return on average assets             0.93      1.10
Return on average
  shareholders' equity              10.49     11.48

Dividend payout ratio               40.38     40.38
Allowance for loan
  losses to total loans              1.63      2.29
Non-performing assets
  to total assets                    0.33      0.61
Tier 1 leverage capital              8.06      9.84
Total risk-based capital            12.98     18.53
Average shareholders'
  equity to average
  assets                             8.89      9.66

Weighted average equivalent
  shares outstanding,
  diluted                           4,035     3,840
Shares outstanding at end
  of period (excluding
  Treasury stock)                   4,591     3,640

                              At or for the years ended June 30,
                            2000     1999     1998     1997     1996
Statement of Income         ----     ----     ----     ----     ----
Interest & dividend
  income                    $25,175  $24,456  $24,655  $22,851  $21,837
Interest expense             11,111   11,807   12,196   10,916   10,438
Net interest income          14,064   12,649   12,459   11,935   11,399
Provision for loan
  losses                       (470)     100      250      400      400
Non-interest income:
  Losses on sales of
    securities, net            (109)     -       (271)      (9)      27
  Gain on sale of non-
    performing loan             -        -        778      -        -
  Gains on sales
    of OREO                      46    1,342      359      567      388
  Gains on sales of
    loans, net                  147      547      480      181       10
  Service fees & other        1,809    1,545    1,518    1,347    1,218
Non-interest expense         10,336   10,438    9,920    9,133    8,853
Income before
  income taxes                6,091    5,545    5,153    4,488    3,789
Income tax expense            2,076    2,264    2,164    1,886    1,547
Income before effect
  of accounting change
  & extraordinary item        4,015    3,281    2,989    2,602    2,242
Cumulative effect of
  change in accounting
  principle, net of
  taxes                         -       (162)     -        -        -
Extraordinary item,
  net of taxes                  -        (87)     -        -        -
Net income                    4,015    3,032    2,989    2,602    2,242

Financial Condition
Total assets               $392,572 $352,117 $367,569 $323,061 $309,363
Loans, net                  223,734  210,036  162,849  166,141  150,558
Allowance for loan
  losses                      4,978    4,989    5,004    5,452    4,866
Securities                  144,307  118,202  162,267  119,368  125,583
Deposits                    319,626  300,123  293,877  275,392  259,267
Borrowings                   35,750   15,000   37,500   13,000   14,776
Shareholders' equity         34,325   33,135   33,409   31,719   31,892
Non-performing assets         1,218    1,569    1,684    3,585    6,480

Per Share Data
Income before effect
  of accounting change
  & extraordinary item
    Diluted                   $1.05    $0.82    $0.74    $0.63    $0.50
    Basic                      1.10     0.87     0.78     0.65     0.51
Net income
    Diluted                    1.05     0.76     0.74     0.63     0.50
    Basic                      1.10     0.80     0.78     0.65     0.51
Cash dividends                 0.40     0.35     0.30     0.23     0.17
Book value                     9.52     9.04     8.71     8.27     7.84

                              At or for the years ended June 30,
                            2000     1999     1998     1997     1996
Statistical Data            ----     ----     ----     ----     ----
Net interest margin         4.06%    3.64%    3.78%    3.98%    4.01%
Efficiency ratio           64.77    64.90    64.74    63.67    66.90
Effective tax rate         34.08    40.83    42.00    42.02    40.83

Return on average assets    1.12     0.84     0.88     0.84     0.75
Return on average
  shareholders' equity     12.11     8.84     9.04     8.02     6.71

Dividend payout ratio      36.36    43.75    38.57    35.28    33.18
Allowance for loan
  losses to total loans     2.18     2.32     2.98     3.18     3.13
Non-performing assets
  to total assets           0.31     0.45     0.46     1.11     2.09
Tier 1 leverage capital     9.19     9.53     9.28    10.25    10.39
Total risk-based capital   16.83    19.40    21.26    19.85    20.98
Average shareholders'
  equity to average
  assets                    9.26     9.49     9.69    10.44    11.22

Weighted average equivalent
  shares outstanding,
  diluted                  3,807    3,985    4,066    4,143    4,487
Shares outstanding at end
  of period (excluding
  Treasury stock)          3,606    3,664    3,834    3,834    4,070


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for NewMil Bank ("Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation ("FDIC") insured savings bank headquartered in New Milford, Connecticut. NewMil's principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities, and conducts its business from eighteen full-service offices in Litchfield, Fairfield and New Haven Counties and one special needs office in New Haven County. NewMil and the Bank were formed in 1987 and 1858, respectively.

Change in Fiscal Year End

In December 2000 NewMil changed its fiscal year end to December 31 from June 30. Previously, NewMil had changed its tax year to a calendar year basis, effective for calendar year 1999, to take advantage of Connecticut tax legislation related to banks and financial service companies.

Acquisition of Nutmeg Federal Savings and Loan Association

On November 9, 2000, NewMil acquired Nutmeg Federal Savings and Loan Association ("Nutmeg") for a total purchase price of $20.3 million, in consideration for which, NewMil paid $10.3 million in cash and issued
1.0 million shares of common stock. Based on the terms of the agreement, Nutmeg shareholders received $8.38 per common share and $14.67 per preferred share, including a net gain (after expenses and taxes payable) on Nutmeg's sale of certain loan servicing rights.
Nutmeg was a federally chartered savings and loan association headquartered in Danbury, Connecticut, with $109.1 million in assets and $84.7 million in deposits with four branch locations, including two in Danbury, one in Bethel and one in Ridgefield, Connecticut.

Change in Name of NewMil Bank

On October 1, 2000 the Bank changed its name to NewMil Bank from New Milford Savings Bank, projecting the image of a contemporary, full-service bank in today's competitive banking environment. Market research had indicated that, while the Bank was perceived as a solid community bank offering excellent customer service, the Bank's former name did not communicate the broad range of up-to-date products and services offered to both consumers and businesses. In recent years the banking industry has experienced vast changes, from deregulation and inter-state consolidation to the growth of electronic banking. In addition, the Bank's ongoing branch expansion and the Nutmeg acquisition have expanded the Bank's customer base well beyond the greater New Milford area.


OVERVIEW

NewMil earned net income of $2,006,000, or $0.50 per share, for the six month period ended December 31, 2000, compared with net income of $1,904,000, or $0.50 per share, for the six month period ended December 31, 1999. Net income for the current period included certain one-time expenses related to the Nutmeg acquisition, the change in the name of the subsidiary NewMil Bank and the change in NewMil's fiscal year end. NewMil incurred expenses of $370,000 associated with the Bank's name change and an advertising campaign related to both the name change and the Nutmeg acquisition. Expenses related to the acquisition totaled $108,000 and included the cost of converting Nutmeg data systems and certain employee payments. These expenses were offset in part by a negative loan loss provision of $416,000 due to the recovery of a previously changed off loan.

The following discussion and analysis of NewMil's consolidated results of operations should be read in conjunction with the Consolidated
Financial Statements and footnotes.


RESULTS OF OPERATIONS

Comparison of the Six Months Ended December 31, 2000 and 1999

Analysis of Net Interest and Dividend Income
--------------------------------------------

Net interest income increased $1,046,000, or 15.2%, to $7,908,000 for the six month period ended December 31, 2000. This resulted from a $73.3 million increase in average earning assets for the period, offset in part by a 22 basis point decrease in the net interest margin. The increase in earning assets is due primarily to the Nutmeg acquisition in November 2000. The net interest margin decreased to 3.86% from 4.08%. This decrease was due mostly to the effects of higher market interest rates during 2000 as compared with 1999, and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Six months ended December 31,  Average balance        Income/expense
(dollars in thousands)         2000       1999        2000      1999
                               ----       ----        ----      ----
Loans(a)                       $262,761   $217,313    $10,833   $8,349
Mortgage backed securities (b)   88,191     86,839      2,963    2,782
Other securities(b)(c)           58,746     32,251      1,913      875
                               --------   --------    -------   ------
 Total earning assets           409,698    336,403     15,709   12,006
                                                      -------   ------
Other assets                     20,600     10,733
                               --------   --------
 Total assets                  $430,298   $347,136
                               ========   ========

NOW accounts                    $43,701    $36,464       249       209
Money market accounts            91,555     72,311     1,866     1,062
Savings & other                  52,137     48,827       647       595
Certificates of deposit         144,095    124,198     4,027     2,920
                                -------    -------     -----     -----
 Total interest-bearing
   deposits                     331,488    281,800     6,789     4,786
Borrowings                       31,390     11,750     1,012       358
                                -------    -------     -----     -----
 Total interest-bearing funds   362,878    293,550     7,801     5,144
                                                       -----     -----
Demand deposits                  25,360     18,720
Other liabilities                 3,805      1,689
Shareholders' equity             38,255     33,177
                                -------    -------
 Total liabilities &
   shareholders' equity        $430,298   $347,136
                               ========   ========
Net interest income                                  $ 7,908    $6,862
                                                     =======    ======


Spread on interest-bearing funds
Net interest margin(d)

Six months ended December 31,              Average
                                         yield/rate
(dollars in thousands)                 2000      1999
                                       ----      -----
Loans(a)                               8.25%     7.68%
Mortgage backed securities (b)         6.72      6.41
Other securities(b)(c)                 6.51      5.43
 Total earning assets                  7.67      7.14
Other assets
 Total assets

NOW accounts                           1.14      1.15
Money market accounts                  4.08      2.94
Savings & other                        2.48      2.44
Certificates of deposit                5.59      4.70
 Total interest-bearing deposits       4.10      3.40
Borrowings                             6.45      6.09
 Total interest-bearing funds          4.30      3.51
Demand deposits
Other liabilities
Shareholders' equity
 Total liabilities &
   shareholders' equity

Net interest income
Spread on interest-bearing funds       3.37      3.63
Net interest margin(d)                 3.86      4.08


(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.


Six months ended December 31,              2000 versus 1999
(in thousands)                        Change in interest due to
                                   Volume   Rate     Vol/rate   Net
Interest-earning assets:           ------   ----     --------   ---
  Loans                            $1,746   $  610   $ 128      $2,484
  Mortgage backed securities           43      136       2         181
  Other securities                    719      175     144       1,038
                                   ------   ------   -----      ------
   Total                            2,508      921     274       3,703
                                   ------   ------   -----      ------
Interest-bearing liabilities:

  Deposits                            844      985     174       2,003
  Borrowings                          598       21      35         654
                                   ------   ------   -----      ------
   Total                            1,442    1,006     209       2,657
                                   ------   ------   -----      ------
Net change to interest income      $1,066   $  (85)  $  65      $1,046
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

Interest Income
---------------

Total interest and dividend income increased $3,703,000, or 30.8%, to $15.7 million for the 2000 period. Loan income increased $2,484,000, or 29.8%, as a result of higher loan volume and a higher average yield. Average loans increased $45.4 million, or 20.9%, to $262.8 million in 2000 as compared with 1999, due to internal growth and the Nutmeg acquisition in 2000. The increase in average loan yield, up 57 basis points, is due to higher market interest rates in 2000 and the changes in portfolio mix. Investment income increased $1,219,000, or 33.3%, in 2000 as a result of higher average volume and higher average yields. Average securities increased $27.8 million, or 23.4%. The increase in average investment yield, up 49 basis points, was due to higher reinvestment yields during 2000 and changes in portfolio mix.

Interest Expense
----------------

Interest expense increased $2,657,000, or 51.7%, to $7.8 million for the 2000 period primarily as a result of the Nutmeg acquisition, changes in deposit mix, higher average borrowings and higher market interest rates. Deposit expense increased $2,003,000, or 41.9%, as a result of higher deposit volume, higher deposit rates and changes in deposit mix. Average interest-bearing deposits increased $49.7 million, or 17.6%. NOW accounts increased $7.2 million, or 19.9%, money market accounts increased $19.2 million, or 26.6%, savings accounts increased $3.3 million, or 6.8%, and certificates of deposits increased $19.9 million, or 16.0%. The average cost of interest-bearing deposits increased 70 basis points to 4.10%. Borrowings expense increased $654,000 as a result of higher average borrowings, up $19.6 million, and a higher cost of borrowings, up 36 basis points.

Provision and Allowance for Loan Losses
---------------------------------------

The following table sets forth changes in the allowance for loan losses and other selected statistics:

                                     Six months ended
                                       December 31,
(dollars in thousands)               2000        1999
Balance, beginning of                ----        ----
  period                             $4,978      $4,989
Provision for loan losses              (416)       (495)
Allowance acquired from
  purchase of Nutmeg                    584         -
Charge-offs:
  Real estate mortgages                  39         -
  Commercial & industrial                 5          20
  Consumer loans                          5           2
                                     ------      ------
   Total charge-offs                     49          22
                                     ------      ------
Recoveries:
  Real estate mortgages                   4           1
  Commercial & industrial               417         554
  Consumer loans                        -             2
                                     ------      ------
   Total recoveries                     421         557
                                     ------      ------
Net (recoveries) charge-offs           (372)       (535)
                                     ------      ------
Balance, end of period               $5,518      $5,029
                                     ======      ======
Ratio of allowance for
  loan losses:
   to non-performing loans            346.8%      267.2%
   to total gross loans                 1.6         2.3
Loan loss provision
  to average loans                     (0.2)       (0.2)
Ratio of net (recoveries)
  charge-offs to average
  loans outstanding                    (0.2)      (0.2)

                                        Years ended June 30,
(dollars in thousands)       2000     1999     1998     1997     1996
Balance, beginning of        ----     ----     ----     ----     ----
  period                     $4,989   $5,004   $5,452   $4,866   $5,372
Provision for loan losses      (470)     100      250      400      400
Allowance acquired from
  purchase of Nutmeg            -        -        -        -        -
Charge-offs:
  Real estate mortgages         172      165      633       90      884
  Commercial & industrial       -        -        -         23       30
  Consumer loans                  5       11       73       11        5
                             ------   ------   ------   ------   ------
   Total charge-offs            177      176      706      124      919
                             ------   ------   ------   ------   ------
Recoveries:
  Real estate mortgages         631       52        4      308       10
  Commercial & industrial       -        -        -        -        -
  Consumer loans                  5        9        4        2        3
                             ------   ------   ------   ------   ------
   Total recoveries             636       61        8      310       13
                             ------   ------   ------   ------   ------
Net (recoveries)
  charge-offs                  (459)     115      698     (186)     906
                             ------   ------   ------   ------   ------
Balance, end of period       $4,978   $4,989   $5,004   $5,452   $4,866
                             ======   ======   ======   ======   ======
Ratio of allowance for
  loan losses:
   to non-performing loans    584.3%   403.6%   360.3%   175.3%   114.3%
   to total gross loans         2.2      2.3      3.0      3.2      3.1
Loan loss provision
  to average loans             (0.2)     0.1      0.1      0.2      0.3
Ratio of net (recoveries)
  charge-offs to average
  loans outstanding            (0.2)     0.1      0.4     (0.1)     0.6


The following table sets forth the allocation of the allowance for loan losses among the broad categories of the loan portfolio and the percentage of loans in each category to total loans. Although the allowance has been allocated among loan categories for purposes of the table, it is important to recognize that the allowance is applicable to the entire portfolio. Furthermore, charge-offs in the future may not necessarily occur in these amounts or proportions.

(dollars in thousands)     December 31, 2000      June 30, 2000
                           -----------------      -------------
                           Allowance  Loans(a)    Allowance  Loans(a)
                           ---------  --------    ---------  --------
Real Estate Mortgages
  Residential
    1-to-4 family          $  942     55.6%       $  666     57.2%
    5-or-more family          477      5.8           548      1.8
  Commercial                2,145     18.6         1,075     22.6
  Land & land development     319      1.0           374      0.9
  Home equity credit          604      7.1           474      8.8
                           ------    -----        ------    -----
    Total mortgage loans    4,487     88.1         3,137     91.3
Commercial & industrial       609     10.8           928      7.6
Installment                    42      0.6            45      0.4
Collateral & other             19      0.5            16      0.7
Unallocated                   361      0.0           852      0.0
                           ------    -----        ------    -----
  Total allowance          $5,518    100.0        $4,978    100.0
                           ======    =====        ======    =====

(dollars in thousands)     June 30, 1998          June 30, 1997
                           -------------          -------------
                           Allowance Loans(a)     Allowance Loans(a)
                           --------- --------     --------- --------
Real Estate Mortgages
  Residential
    1-to-4 family          $  978     50.8%       $1,131     52.9%
    5-or-more family          694      3.3           906      2.8
  Commercial                2,026     20.8         1,669     18.5
  Land & land development     440      2.1           683      4.9
  Home equity credit          212     12.6           205     11.8
                           ------    -----        ------    -----
    Total mortgage loans    4,350     89.6         4,594     90.9
Commercial & industrial       188      8.5           184      7.2
Installment                    24      0.7            34      0.7
Collateral                      0      1.2             0      1.2
Unallocated                   442      0.0           640      0.0
                           ------    -----        ------    -----
  Total allowance          $5,004    100.0        $5,452    100.0
                           ======    =====        ======    =====

                                        June 30, 1999
                                        -------------
(dollars in thousands)                Allowance Loans(a)
                                      --------- --------
Real Estate Mortgages
  Residential
    1-to-4 family                     $  959       59.8%
    5-or-more family                     461        2.9
  Commercial                           1,937       17.4
  Land & land development                258        1.1
  Home equity credit                     195        9.0
                                      ------     ------
    Total mortgage loans               3,810       90.2
Commercial & industrial                  239        8.5
Installment                               18        0.4
Collateral & other                         0        0.9
Unallocated                              922        0.0
                                      ------     ------
  Total allowance                     $4,989      100.0
                                      ======     ======

                                        June 30, 1996
                                        -------------
(dollars in thousands)                Allowance Loans(a)
                                      --------- --------
Real Estate Mortgages
  Residential
    1-to-4 family                     $1,258      57.31%
    5-or-more family                     290       2.10
  Commercial                           1,942      19.55
  Land & land development                512       6.09
  Home equity credit                     147       9.30
                                      ------     ------
    Total mortgage loans               4,149      94.35
Commercial & industrial                  139       3.94
Installment                               12       0.32
Collateral                                 0       1.39
Unallocated                              566       0.00
                                      ------     ------
  Total allowance                     $4,866     100.00
                                      ======     ======


(a) Percent of loans in each category to total loans.


NewMil had negative provisions for loan losses of $416,000 and $495,000 for the six month periods ended December 31, 2000 and 1999, respectively, due to cash recoveries from a previously charged off loan. Excluding these recoveries, NewMil's provision for loan losses would have been $0 and $50,000 for the 2000 and 1999 periods, respectively. In addition, $584,000 was added to the allowance in 2000 as a result of the Nutmeg acquisition. Over the past several years the benefits from a steady improvement in loan quality, offset in part by effect of modest loan portfolio growth, has enabled NewMil to reduce its provision for loan losses. The ratio of non-performing loans to total loans has declined to 0.47% at December 31, 2000, compared with 0.37%, 0.57%, 0.83% and 1.81% at June 30, 2000, 1999, 1998 and 1997, respectively.
The ratio of past due loans (including non-performing loans) to total loans was 1.14% at December 31, 2000, compared with 0.97% and 1.58% at June 30, 2000 and 1999, respectively. The decrease in the ratio of the allowance for loan losses to total loans of 1.63% at December 31, 2000 compared with 2.18% and 2.32% at June 30, 2000 and 1999, respectively, results from both loan portfolio growth and improvements in credit quality. During the six months ended December 31, 2000 gross loans increased by $109.7 million, including $99.5 million acquired with Nutmeg, of which 53% represented 1-to-4 family residential mortgage loans, 42% represented commercial mortgage, commercial and industrial, and residential multifamily loans and 5% represented home equity and other loan categories. For a discussion on loan quality see "Asset Quality and Portfolio Risk".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgement NewMil remains adequately reserved both against total loans and non-performing loans at December 31, 2000. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgements of information available to them at the time of their examination. The Bank was examined by the FDIC, in February 2001 and no additions to the allowance were requested as a result of this examination.

The allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses is computed by taking the portfolio and segregating it into various risk rating categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the risk rating. In addition the Bank maintains an unallocated reserve. The unallocated reserve declined to $361,000 at December 31, 2000 from $852,000 at June 30, 2000, principally as a result of the combination of Nutmeg's loan portfolio and allowance for loan losses with NewMil's. Nutmeg did not maintain an unallocated reserve.

Non-Interest Income
-------------------

Non-interest income increased $241,000 or 25.6%, for the six month period ended December 31, 2000. This increase is attributable to increased revenue from services charges, the elimination of a loss on the sale of securities and offset by a gain from the sale of a branch in 1999. The principal categories of non-interest income are as follows:

  Six months ended December 31,      2000      1999        Change
  (dollars in thousands)             ----      ----        ------
 Service charges on
  deposit accounts                   $  808    $ 672    $136    20.2%
 Gains on sales of
  loans, net                             93       84       9    10.7
 Losses on sales of
  securities, net                       -       (109)    109   100.0
 Gain on sale of branch                 -         75     (75) (100.0)
 Gains on sales of OREO                  39       23      16    69.6
 Loan servicing                          43       34       9    26.5
 Other                                  200      163      37    22.7
                                     ------    -----    ----    ----
  Total non-interest income          $1,183    $ 942    $241    25.6%
                                     ======    =====    ====    ====


The increase in service charges on deposit accounts in 2000 reflects increased transaction volume resulting from both growth in transaction deposit accounts and accounts added with the Nutmeg purchase. The increase in gains from sales of residential mortgage loans resulted from loan sales of $5.3 million in 2000 compared with $4.6 million in 1999. Loans sold into the secondary market are generally pre-arranged on a loan by loan basis prior to closing and are sold service-released. The 1999 loss from security sales related to the sale of three mortgage backed securities that experienced higher than expected prepayment speeds. The Bank did not sell any securities during the 2000 period. The gain from the sale of a branch in 1999 related to the receipt of an additional sale premium resulting from certain competitive events not occurring within a time frame stipulated in the sale agreement for the Winsted Branch, sold in May 1999. The increase in loan servicing fees in 2000 resulted from the acquisition of a $24.1 million loan servicing portfolio with the Nutmeg purchase, offset by portfolio run-off. At December 31, 2000 the Bank's loan servicing portfolio totaled $38.3 million, up from $16.9 million at June 30, 2000.

Operating Expenses
------------------

Operating expenses increased $947,000, or 17.4%, for the six month period ended December 31, 2000. The principal categories of operating expenses are as follows:

  Six months ended December 31,       2000      1999         Change
  (dollars in thousands)              ----      ----         ------
  Salaries                            $2,805    $2,396    $ 409   17.1%
  Employee benefits                      164       600     (436) (72.7)
  Occupancy                              569       473       96   20.3
  Equipment                              709       420      289   68.8
  Marketing                              527       140      387  276.4
  Professional                           256       212       44   20.8
  Printing & office supplies             241       164       77   47.0
  Postage & telecommunications           201       177       24   13.6
  Collections & OREO                       8       144     (136) (94.4)

  Amortization of intangible assets       82        -        82    -
  Other operating                        820       709      111   15.7
                                      ------    ------    -----   ----
   Total operating expenses           $6,382    $5,435    $ 947   17.4%
                                      ======    ======    =====   ====

The increase in salaries in 2000 was due primarily to annual salary increases, higher incentive compensation awards, increases in staffing and staff added with the Nutmeg purchase. The decrease in employee benefits in 2000 resulted from the recognition of net periodic pension income of $283,000, from NewMil's frozen defined benefit pension plan (the plan), $80,000 from the settlement of a medical claim dispute with a third party and $73,000 in lower medical costs due to changing from a self-insured to a fully-insured medical plan. NewMil measured net periodic pension cost for the 1999 year period under the premise that the plan would be terminated sometime in fiscal 2000. During the quarter ended December 31, 1999, NewMil made a strategic decision not to terminate the plan and to continue the plan in a frozen status. This change in strategy was deemed a significant event per paragraph 53 of SFAS No. 87 "Employers' Accounting for Pensions" which necessitated a change in measurement assumptions. These different measurement assumptions resulted in $283,000 of pension income in 2000 as compared with $0 in 1999. The increase in occupancy and equipment expense was due to higher depreciation expense and equipment and building maintenance expense associated with the Nutmeg purchase. Marketing expense increased as a result of advertising campaigns to promote the Bank's name change and the acquisition of Nutmeg. The increase in professional fees was principally associated with the change in the fiscal year end. The increase in printing and office supplies resulted from both the Bank's name change and the Nutmeg acquisition. The decrease in collections and OREO expense reflects the diminished level of non-performing assets. The amortization of intangible assets relates to the acquisition of Nutmeg, accounted for as a purchase transaction. Changes in postage and telecommunications and other operating expenses reflect the recent growth in the Bank's assets and the Nutmeg acquisition.

Income Taxes
------------

Net income for the six month period ended December 31, 2000 included an income tax provision of $1,119,000, for an effective tax rate of 35.8%, as compared with an income tax provision of $960,000, for an effective tax rate of 33.5%, for the 1999 period.

For further information on income taxes see Note 8 of Notes to Consolidated Financial Statements.

Comparison of the Years Ended June 30, 2000 and 1999

NewMil earned net income of $4,015,000, or $1.05 per share, for the year ended June 30, 2000, compared with net income of $3,032,000, or $0.76 per share, for fiscal year 1999. Net income for the 1999 fiscal year included the effect of both a change in accounting principle, resulting from the adoption of SFAS 133, and an extraordinary item, resulting from the prepayment of Federal Home Loan Bank advances. Income before the effects of the accounting change and the extraordinary item was $3,281,000, or $.82 per share, for the year ended June 30, 1999.

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

Effective October 1, 1998 NewMil adopted SFAS 133 (Accounting for Derivative Instruments and Hedging Activities) and took advantage of its provisions by reclassifying $21 million of securities from held-to-maturity to available-for-sale, and then sold those securities, realizing a loss, net of tax, of $162,000 on the transfer and sale.
This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133. The securities were previously carried below cost as held-to-maturity, and an unrealized loss, net of taxes, of $654,000 against these securities had been included in shareholders' equity prior to their sale. NewMil used the proceeds from the sale of the securities to prepay $22.5 million of Federal Home Loan Bank fixed rate advances. NewMil incurred a prepayment fee for the early extinguishment of debt, net of taxes, of $87,000 that has been reported in net income as an extraordinary item.

During 1999 NewMil formed a Passive Investment Company ("PIC") and changed its tax year to a calendar year basis to take advantage of a change in Connecticut tax statutes. The Connecticut statute, effective January 1, 1999, allowed NewMil to transfer loans collateralized by real estate into the PIC. Income of the PIC and its dividends to NewMil became exempt from the Connecticut Corporation Business Tax and NewMil's combined Federal and State statutory tax rate became 34%. The formation of the PIC required NewMil to establish a valuation allowance against its existing deferred State tax assets that were no longer expected to be realized in future years. Accordingly, NewMil's income tax provision for the year ended June 30, 1999 included a charge of $266,000.

Analysis of Net Interest and Dividend Income
--------------------------------------------

Net interest income increased $1,415,000, or 11.2%, to $14,064,000 in 2000. This resulted from a 42 basis point increase in the net interest margin and a lower volume of interest-bearing liabilities. The net interest margin increased to 4.06% from 3.64%. This increase was due mostly to the effects of higher market interest rates during 2000 as compared with 1999, and to changes in balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Years ended June 30,            Average balance       Income/expense
(dollars in thousands)          2000       1999       2000      1999
                                ----       ----       ----      ----
Loans(a)                        $219,293   $192,052   $17,108   $15,426
Mortgage backed securities(b)     87,905     90,273     5,739     5,374
Other securities(b)(c)            39,509     65,630     2,328     3,656
                                --------   --------   -------   -------
  Total earning assets           346,707    347,955    25,175    24,456
                                --------   --------   -------   -------
Other assets                      11,252     13,473
                                --------   --------
  Total assets                  $357,959   $361,428
                                ========   ========

NOW accounts                     $38,158    $33,065       434       387
Money market accounts             71,478     68,365     2,186     2,018
Savings & other                   48,932     48,383     1,185     1,234
Certificates of deposit          125,218    133,421     6,073     6,713
                                --------   --------   -------   -------
  Total interest-bearing
    deposits                     283,786    283,234     9,878    10,352
Borrowings                        20,084     24,432     1,233     1,455
                                --------   --------   -------   -------
  Total interest-bearing funds   303,870    307,666    11,111    11,807
Demand deposits                   19,041     17,185   -------   -------
Other liabilities                  1,897      2,278
Shareholders' equity              33,151     34,299
                                --------   --------
  Total liabilities &
  shareholders' equity          $357,959   $361,428
                                ========   ========
Net interest income                                   $14,064   $12,649
Spread on interest-bearing funds                      =======   =======
Net interest margin(d)

Years ended June 30,                        Average
                                           yield/rate
(dollars in thousands)                  2000         1999
                                        ----         ----
Loans(a)                                7.80%        8.03%
Mortgage backed securities(b)           6.53         5.95
Other securities(b)(c)                  5.89         5.57
  Total earning assets                  7.26         7.03
Other assets
  Total assets

NOW accounts                            1.14         1.17
Money market accounts                   3.06         2.95
Savings & other                         2.42         2.55
Certificates of deposit                 4.85         5.03
  Total interest-bearing deposits       3.48         3.66
Borrowings                              6.14         5.96
  Total interest-bearing funds          3.66         3.84
Demand deposits
Other liabilities
Shareholders' equity
  Total liabilities &
  shareholders' equity
Net interest income
Spread on interest-bearing funds        3.60         3.19
Net interest margin(d)                  4.06         3.64


(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume.

Years ended June 30,                       2000 versus 1999
(in thousands)                        Change in interest due to
                                  Volume    Rate     Vol/rate    Net
                                  ------    ----     --------    ---
Interest-earning assets:
  Loans                           $2,188    $(443)   $(63)    $1,682
  Mortgage backed securities        (141)     520     (14)       365
  Other securities                (1,455)     211     (84)    (1,328)
                                  ------    -----    ----     ------
   Total                             592      288    (161)       719
                                  ------    -----    ----     ------
Interest-bearing liabilities:

  Deposits                            20     (493)     (1)      (474)
  Borrowings                        (259)      45      (8)      (222)
                                  ------    -----    ----     ------
   Total                            (239)    (448)     (9)      (696)
                                  ------    -----    ----     ------
Net change to interest income     $  831   $  736   $(152)    $1,415
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

Provision and Allowance for Loan Losses
---------------------------------------

NewMil had a negative provision of $470,000 for loan losses in 2000, compared with a provision of $100,000 in 1999. The negative provision resulted from a loan loss recovery of $545,000, related to a loan that had been charged off in prior years, without which the provision would have been $75,000. The decline in the provision resulted from an improvement in loan quality as evidenced by the steady reduction in non-performing loans over the past five years, offset in part by loan portfolio growth. During fiscal year 2000 non-performing loans decreased $384,000, or 31.1%, to $852,000 at June 30, 2000 and, as a
result, the reserve coverage to non-performing loans increased to 584.3% at June 30, 2000 from 403.6% at June 30, 1999. Past due performing loans (accruing loans 30-89 days past due) also decreased in 2000 and at June 30, 2000 represented 0.6% of gross loans. The decrease in the ratio of the allowance for loan losses to total gross loans to 2.2% at June 30, 2000 compared with 2.3% at June 30, 1999, is due to reduction in non-performing loans offset by loan portfolio growth of $13.7 million, or 6.4% during 2000. Loan growth has been primarily concentrated in commercial mortgage loans.

Non-Interest Income
-------------------

Non-interest income decreased $1,541,000 or 44.9%, to $1,893,000 in 2000. The decrease is attributable to gains on sales of OREO in 1999, a decrease in loan sales in 2000 and security losses in 2000, offset by an increase in service charges. The principal categories of non-interest income are as follows:

  Years ended June 30,             2000      1999         Change
  (dollars in thousands)           ----      ----         ------
 Service charges on
  deposit accounts                 $1,329    $1,154      $175    15.2%
 Gains on sales of
  loans, net                          147       547      (400)  (73.1)
 Losses on sales of
  securities, net                    (109)      -        (109) (100.0)
 Gain on sale of branch                75       -          75   100.0
 Gains on sales of OREO                46     1,342    (1,296)  (96.6)
 Loan servicing                        66        81       (15)  (18.5)
 Other                                339       310        29     9.4
                                   ------    ------   -------   -----
  Total non-interest income        $1,893    $3,434   $(1,541)  (44.9)%
                                   ======    ======   ========  =====

The increase in service charges on deposit accounts in 2000 reflects increased transaction volume, resulting from growth in transactions accounts, coupled with changes in the Bank's fee structure. The loss from security sales related to the sale of three securities that experienced higher than expected prepayment speeds. The gain from the sale of a branch in 1999 related to the receipt of an additional sale premium resulting from certain competitive events not occurring within a time frame stipulated in the sale agreement for the Winsted Branch, sold in May 1999. The decrease in gains from sales of residential mortgage loans resulted from loan sales of $7.9 million in 2000 compared with $28.0 million in 1999. The gains on sales of OREO in 1999 resulted from the sale of two OREO properties and the sale of the Bank's interest in a partnership formed several years ago to develop an OREO property into a residential subdivision. The decrease in loan servicing fees in 2000 resulted from portfolio run-off. The mortgage servicing portfolio totaled $16.9 million at June 30, 2000, down from $20.2 million at June 30, 1999.


Operating Expenses
------------------

Operating expenses decreased $102,000, or 1.0%, in 2000. The principal categories of operating expenses are as follows:

  Years ended June 30,               2000      1999          Change
  (dollars in thousands)             ----      ----          ------
  Salaries                           $4,878    $4,766     $112    2.4%
  Employee benefits                     665     1,252     (587) (46.9)
  Occupancy                             986       995       (9)  (0.9)
  Equipment                             919       779      140   18.0
  Professional, collection & OREO       565       284      281   98.9
  Insurance                             107        88       19   21.6
  Postage & telecommunications          354       421      (67) (15.9)
  Marketing                             327       216      111   51.4
  Service bureau                        214       261      (47) (18.0)
  Other operating                     1,321     1,376      (55)  (4.0)
                                    -------   -------    -----   ----
   Total operating expenses         $10,336   $10,438    $(102)  (1.0)%
                                    =======   =======    =====   ====

The increase in salaries in 2000 was due primarily to annual salary increases and higher incentive compensation awards, offset by overtime, in 1999, related to the conversion of the Bank's core data processing systems to a new in-house system. The decrease in employee benefits resulted primarily from the recognition of net periodic pension income, on NewMil's frozen defined benefit pension plan, of $468,000 and from lower health benefits expenses in 2000. NewMil measured net periodic pension cost for the first two quarters of 2000 under the premise that the plan would be terminated at sometime in fiscal 2000. During the quarter ended December 31, 1999, NewMil made a strategic decision not to terminate the plan and to continue the plan in a frozen status. This change in strategy was deemed a significant event per paragraph 53 of SFAS No. 87 "Employers' Accounting for Pensions" which necessitated a change in measurement assumptions. These different measurement assumptions resulted in $468,000 of pension income during the year 2000 as compared to $178,000 in 1999. The increase in occupancy and equipment expense was primarily due to higher depreciation expense and building maintenance expense in 2000. The increase in professional, collection and OREO expense was a result of the cost of additional consulting work related to various corporate initiatives undertaken by the Bank during 2000. Marketing expense increased as a result of a Cable TV advertising campaign in 2000. All other operating expenses, including shareholder relations, office expense and other, decreased $150,000 or 7.0% in 2000.

Income Taxes
------------

Net income for 2000 included an income tax provision of $2,076,000, for an effective tax rate of 34.1%, as compared with an income tax provision of $2,264,000, for an effective tax rate of 40.8%, for 1999.

In 1998 Connecticut tax legislation was passed which made sweeping changes to the corporation business tax treatment of banks and financial service companies. The new law, effective for calendar year 1999, permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a new special purpose entity called a "passive investment company" (PIC). In general, the PIC can earn mortgage interest income, and pay dividends to its parent company, free from the Connecticut corporation business tax.

Effective January 1, 1999, NewMil formed a PIC and changed its tax year to a calendar year basis to take advantage of the change in Connecticut's tax legislation. NewMil transferred qualifying mortgage loans into its PIC and income of the PIC and its dividends to NewMil became exempt from Connecticut Corporation Business Tax. As a result, NewMil's combined Federal and State statutory tax rate became 34%.

Effect of Change in Accounting Principle and Extraordinary Item
---------------------------------------------------------------

Effective October 1, 1998 NewMil adopted the provisions of SFAS 133, reclassified securities totaling $21 million from held-to-maturity to available-for-sale, and then sold those securities. NewMil realized a loss, net of tax, of $162,000 on the transfer and sale of these securities. This loss has been reported separately in net income as the cumulative effect of adopting SFAS 133. NewMil used the proceeds from the sale of the securities to prepay $22.5 million of Federal Home Loan Bank fixed rate advances. NewMil incurred a prepayment fee, net of taxes, of $87,000 that has been reported in net income as an extraordinary item. SFAS 133 had no financial impact on the results of operations for the year ended June 30, 2000 as NewMil has no derivative financial instruments.

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

Non-Interest Income
-------------------

Non-interest income increased $570,000, or 19.9%, to $3,434,000 in 1999. This increase is a result of gains on sale of OREO in 1999 and security losses in 1998, offset by a gain on the sale of a non-performing loan in 1998. The principal categories of non-interest income are as follows:

  Years ended June 30,               1999      1998         Change
  (dollars in thousands)             ----      ----         ------
 Service charges on
  deposit accounts                   $1,154    $1,122    $ 32     2.9%
 Gains on sales of
  loans, net                            547       480      67    14.0
 Loan servicing                          81       101     (20)  (19.8)
 Securities (losses) gains, net         -        (271)    271   100.0
 Gains on sales of OREO, net          1,342       359     983   273.8
 Gains on sale of
  non-performing loans                  -         778    (778) (100.0)
 Other                                  310       295      15     5.1
                                     ------    ------    ----   -----
  Total non-interest income          $3,434    $2,864    $570    19.9%
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


FINANCIAL CONDITION

Overview
--------

During the six month period ended December 31, 2000 total assets grew $131.0 million, or 33.4%, to $523.6 million. This was due both to the purchase of Nutmeg, with assets of $109.1 million and deposits of $84.7 million, and to internal loan and deposit growth of $9.3 million and $33.5 million, respectively, for the period. Net loans increased $108.8 million, or 48.6%, to $332.5 million at December 31, 2000, while deposits grew $118.2 million, or 37.0%, to $437.8 million. Investments decreased $3.9 million, or 2.7%, to $140.4 million at December 31, 2000 and borrowings decreased $3.7 million, to $32.1 million. Non-performing assets increased $523,000 to $1.7 million, but represent only 0.33% of assets at December 31, 2000 compared with 0.31% at June 30, 2000. Book value per share increased $0.83 to $10.35 at December 31, 2000, after cash dividends of $0.21, representing a 37.8% payout ratio. At December 31, 2000 tier 1 leverage and total risk-based capital ratios were 8.06% and 12.98%, respectively, and NewMil was "well capitalized" as defined by the Federal Reserve Board.

Securities
----------

During the six month period ended December 31, 2000 securities decreased $3.9 million, or 2.7%, to $140.4 million at December 31, 2000, due to portfolio run-off, while federal funds sold increased $6.0 million. The principal categories of securities are as follows (including both available-for-sale and held-to-maturity):

                          December 31,     June 30,        June 30,
(dollars in thousands)       2000            2000           1999
                             ----            ----           ----
U.S. Government
 Agency notes                $10,294         $  9,822       $    -
Corporate Bonds               22,718           22,034            -
Municipal Bonds               10,795           10,800         10,558
Mortgage backed securities    84,832           89,851         92,996
Collateralized mortgage
 obligations                   8,232            9,035         11,883
Federal Home Loan Bank
 stock & other                 3,527            2,765          2,765
                            --------         --------       --------
 Total securities           $140,398         $144,307       $118,202
                            ========         ========       ========

The change in portfolio mix in 2000 resulted from the portfolio run-off and changes in the fair value of securities available for sale. The portfolio has a projected weighted average duration and life of 4.1 years and 5.9 years, respectively, based on median projected prepayment speeds at current interest rates. At December 31, 2000, securities totaling $103.2 million, or 73.5%, were classified as available-for-sale and securities totaling $37.2 million, or 26.5%, were classified as held-to-maturity.

The composition, maturity distribution and weighted average yields of securities available-for-sale are as follows:

(dollars in thousands)                 Carrying    Market
December 31, 2000                       Value      Value       Yield
                                        -----      -----       -----
US Government Agency notes
  After 1 but within 5 years           $ 10,294    $ 10,294    7.12%
Corporate Bonds
  After 1 but within 5 years             22,718      22,718    7.51
Mortgage backed securities               65,525      65,525    6.94
Collateralized mortgage obligations       1,157       1,157    4.67
Federal Home Loan Bank stock & other      3,527       3,527    5.59
                                        --------   --------
  Total Securities Available-for-sale   $103,221   $103,221    7.65
                                        ========   ========
June 30, 2000
US Government Agency notes
  After 1 but within 5 years            $  9,822   $  9,822    7.12%
Corporate Bonds
  After 1 but within 5 years              22,034     22,034    7.51
Mortgage backed securities                68,787     68,787    6.91
Collateralized mortgage obligations        1,120      1,120    5.12
Federal Home Loan Bank stock & other       2,765      2,765    5.48
                                        --------   --------
  Total Securities Available-for-sale   $104,528   $104,528    7.61
                                        ========   ========

June 30, 1999
Mortgage backed securities               $70,106    $70,106    6.40%
Collateralized mortgage obligations        1,264      1,264    4.96
Federal Home Loan Bank stock & other       2,765      2,765    5.48
                                         -------    -------
  Total Securities Available-for-sale    $74,135    $74,135    7.19
                                         =======    =======

June 30, 1998
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
                                        ========   ========


The composition, maturity distribution and weighted average yields of securities held-to-maturity are as follows:

(dollars in thousands)                   Carrying   Market
December 31, 2000                         Value      Value     Yield
                                          -----      -----     -----
Municipal Bonds
  After 1 but within 5 years             $   250    $   248    5.75%
  After 10 years                          10,545     10,147    6.14
Mortgage backed securities                19,307     19,603    6.83
Collateralized mortgage obligations        7,075      6,855    5.58
                                         -------    -------
  Total Securities Held-to-maturity      $37,177    $36,853    6.39
                                         =======    =======

June 30, 2000
Municipal Bonds
  After 1 but within 5 years             $   250    $   234    5.75%
  After 10 years                          10,550      9,638    6.14
Mortgage backed securities                21,064     20,671    6.81
Collateralized mortgage obligations        7,915      7,462    6.08
                                         -------    -------
  Total Securities Held-to-maturity      $39,779    $38,005    6.48
                                         =======    =======

June 30, 1999
Municipal Bonds
  After 10 years                         $10,558    $ 9,692    6.14%
Mortgage backed securities                22,890     22,927    6.67
Collateralized mortgage obligations       10,619     10,292    5.88
                                         -------    -------
  Total Securities Held-to-maturity      $44,067    $42,911    6.14
                                         =======    =======

June 30, 1998
Mortgage backed securities               $ 6,806    $ 6,905    6.59%
Collateralized mortgage obligations       43,370     43,006    6.08
                                         -------    -------
  Total Securities Held-to-maturity      $50,176    $49,911    6.14
                                         =======    =======

Loans
-----

During the six month period ended December 31, 2000 net loans grew $108.8 million, or 48.6%, to $332.5 million. This was due both to the purchase of Nutmeg, with net loans of $99.5 million, and to loan growth of $9.3 million. Loan originations and advances for portfolio totaled $41.6 million for 2000, up $10.8 million, or 39.3% from $29.8 million in 1999, which period included $4.2 million of residential mortgage loans purchased. Loan repayments totaled $32.7 million for 2000, up from $30.2 million in 1999. Residential mortgage loans originated for sale totaled $5.4 million in 2000 compared with $4.7 million in 1999. Loans originated for sale are sold on a servicing released basis.

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


The principal categories of the loan portfolio are as follows:

                             December 31,     June 30,     June 30,
(in thousands)                  2000            2000         1999
Real Estate Mortgages:          ----            ----         ----
 Residential
   1-to-4 family                $187,755        $130,770     $128,371
   5-or-more family               19,759           4,185        6,152
 Commercial                       63,089          51,633       37,456
 Land & land development           3,423           1,995        2,410
 Home equity credit               24,121          20,257       19,429
                                --------        --------     --------
   Total mortgage loans          298,147         208,840      193,818
Commercial & industrial           36,390          17,404       18,211
Installment & other                3,868           2,439        2,850
                                --------        --------     --------
 Total loans, gross              338,405         228,683      214,879
Deferred loan origination
 fees and purchase premium, net     (343)             29          146
Allowance for loan losses         (5,518)         (4,978)      (4,989)
                                --------        --------     --------
   Total loans, net             $332,544        $223,734     $210,036
                                ========        ========     ========

                              June 30,        June 30,     June 30,
(in thousands)                  1998            1997         1996
Real Estate Mortgages:          ----            ----         ----
 Residential
   1-to-4 family                $ 85,274        $ 90,885     $ 89,159
5-or-more family                   5,500           4,812        3,262
 Commercial                       34,878          31,850       30,408
 Land & land development           3,571           8,334        9,472
 Home equity credit               21,208          20,274       14,474
                                --------        --------     --------
   Total mortgage loans          150,431         156,155      146,775
Commercial & industrial           14,357          12,424        6,130
Installment & other                3,118           3,122        2,658

                                --------        --------     --------
 Total loans, gross              167,906         171,701      155,563
Deferred loan origination
 fees and purchase premium, net      (53)           (108)        (139)
Allowance for loan losses         (5,004)         (5,452)      (4,866)
                                --------        --------     --------
   Total loans, net             $162,849        $166,141     $150,558
                                ========        ========     ========

The loan portfolio's maturity distribution is as follows (non-accrual loans have been presented in the after 5 years category):

December 31, 2000                     Within    After
(in thousands)              Within     1-5        5
                            1 year    years     years     Total
Real Estate Mortgages:      ------    -----     -----     -----
   Residential
     1-to-4 family          $ 8,623   $20,779   $158,353  $187,755
     5-or-more family         3,793     8,484      7,482    19,759
   Commercial                11,393    21,788     29,908    63,089
   Land & land development    1,429       936      1,058     3,423
   Home equity credit         2,927    12,432      8,762    24,121
Commercial & industrial      15,211    11,172     10,007    36,390
Installment & other             736     1,405      1,727     3,868
                            -------   -------   --------  --------
   Total loans, gross       $44,112   $76,996   $217,297  $338,405
                            =======   =======   ========  ========

The amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates are as follows:

December 31, 2000                         Fixed       Adjustable
(in thousands)                           interest      interest
                                          rates         rates
Real Estate Mortgages:                    -----         -----
  1-to-4 family residential              $50,807      $130,659
  5-or-more family residential             3,828        14,516
  Commercial                              20,871        39,005
  Land & land development                     43         2,402
  Home equity credit                         -          23,979
Commercial and industrial                 10,328        19,239
Installment                                1,861            49
Collateral & other                           -           1,861
                                         -------      --------
   Total loans, gross                    $87,738      $231,710
                                         =======      ========


Non-performing assets
---------------------

The principal categories of non-performing assets are as follows:

                             December 31,     June 30,     June 30,
(in thousands)                    2000         2000         1999
                                  ----         ----         ----
Non-accruing loans                $1,240       $  621       $1,051
Accruing loans past due
 90 days or more                     351          231          185
Accruing restructured loans          -            -            -
                                  ------       ------       ------
   Total non-performing loans      1,591          852        1,236
OREO, net                            150          366          333
                                  ------       ------       ------
   Total non-performing assets    $1,741       $1,218       $1,569
                                  ======       ======       ======


    December 31,                June 30,     June 30,     June 30,
(in thousands)                    1998         1997         1996
                                  ----         ----         ----
Non-accruing loans                $  761       $2,054       $3,809
Accruing loans past due
 90 days or more                     628          783          166
Accruing restructured loans          -            274          281
                                  ------       ------       ------
   Total non-performing loans      1,389        3,111        4,256
OREO, net                            295          474        2,224
                                  ------       ------       ------
   Total non-performing assets    $1,684       $3,585       $6,480
                                  ======       ======       ======


The composition of non-performing assets is as follows:

Non-Performing Assets                 Real Estate
(dollars in thousands)  --------------------------------------
                                                   Land & land
                        Residential   Commercial   development   Total
December 31, 2000       -----------   ----------   -----------   -----
Non-accrual loans          $614          $223         $403       $1,240
Accruing loans past
 due 90 or more days        292            59          -            351
Restructured loans          -             -            -            -
Other real estate owned      58            92          -            150
                           ----          ----         ----       ------
 Totals                    $964          $374         $403       $1,741
                           ====          ====         ====       ======
June 30, 2000
Non-accrual loans          $216          $  2         $403       $  621
Accruing loans past
 due 90 or more days        231           -            -            231
Restructured loans          -             -            -            -
Other real estate owned      58           308          -            366
                           ----          ----         ----       ------
 Totals                    $505          $310         $403       $1,218
                           ====          ====         ====       ======
June 30, 1999
Non-accrual loans          $196          $452         $403       $1,051
Accruing loans past
 due 90 or more days        185           -            -            185
Restructured loans          -             -            -            -
Other real estate owned     333           -            -            333
                           ----          ----         ----       ------
 Totals                    $714          $452         $403       $1,569
                           ====          ====         ====       ======

During the six month period ended December 31, 2000 non-performing assets increased $523,000 to $1.7 million at December 31, 2000, primarily due to the Nutmeg acquisition. However, non-performing assets represent only 0.33% of total assets at December 31, 2000, compared with 0.31% at June 30, 2000. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and favorable economic climate.


Changes in non-performing assets are as follows:

                                            Six months
                                              ended       Years ended
                                           December 31,     June 30,
(dollars in thousands)                        2000       2000     1999
                                              ----       ----     ----
Balance, beginning of period                $ 1,218     $1,569   $1,684
Loans placed on non-accrual status              424        899      920
Non-accrual loans acquired with Nutmeg          416        -        -
Non-accrual loan payments                      (104)      (523)    (150)
Loans returned to accrual status                (68)      (278)      (3)
Non-accrual loan charge-offs                    (49)      (173)    (156)
Change in accruing loans past
  due 90 or more days, net                      120         46     (442)
Payments to improve OREO                        -           31      107
Decrease in OREO valuation reserve              -          -         82
Gross proceeds from OREO sales                 (255)      (399)  (1,815)
Gains on OREO sales, net                         39         46    1,342
                                            -------     ------   ------
  Balance, end of period                    $ 1,741     $1,218   $1,569
                                            =======     ======   ======
Percent of total assets                        0.33%      0.31%    0.45%


Had non-accrual loans as of December 31, 2000 and June 30, 2000 and 1999 been current in accordance with their original terms, gross interest income of $61,000, $68,000 and $98,000, respectively, would have been recorded in net income. The amount of interest on these loans that was included in income was $13,000, $15,000 and $59,000, respectively, for the three periods. Accruing loans past due 90 days or more at December 31, 2000 consist of mortgage loans in the process of collection and where the collection of accrued interest is probable. NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO and during the six months ended December 31, 2000 sold $255,000 of OREO from which net gains of $39,000 were realized.

In addition to non-performing assets, at December 31, 2000 NewMil had $3,349,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

Deposits and borrowings
-----------------------

During the six month period ended December 31, 2000 deposits grew $118.2 million, or 37.0%, to $437.8 million. This was due both to the purchase of Nutmeg, with deposits of $84.7 million and four full-service branch offices, and to deposit growth of $33.5 million. The deposit growth is attributed to an extensive advertising campaign by the Bank and changes in the Bank's market resulting from the sale of a competing community bank to a large out-of-state bank. NewMil has 18 full-service branch offices and one special needs office located in Fairfield, Litchfield and New Haven Counties.

The scheduled maturities of certificates of deposit with balances in excess of $100,000 are as follows:

December 31, 2000           Less     Within    Within    Over
(in thousands)             than 3    3 - 6      6- 12     one
                           months    months    months    year    Total
Certificates of deposit    ------    ------    ------    ----    -----
  over $100,000            $10,925   $8,667    $4,085    $1,947  $25,624
                           =======   ======    ======    ======  =======

During the six month period ended December 31, 2000 borrowings decreased $3.7 to $32.1 million. The decrease was funded by NewMil's deposit growth, offset by cash paid for the Nutmeg acquisition and borrowings of $10.0 million assumed from Nutmeg. Borrowings at December 31, 2000 consisted of overnight repurchase agreements of $4.6 million, and Federal Home Loan Bank advances of $27.5 million with terms ranging from one day to 93 months and fixed rates ranging from 4.49% to 6.58%. Borrowings at June 30, 2000 had terms ranging from one day to nine months and fixed rates from 5.91% to 7.42%.


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

Operating activities for the six month period ended December 31, 2000 provided net cash flows of $2.1 million. During 2000 investing activities used net cash of $5.7 million, principally net cash paid through the Nutmeg acquisition and net loan advances. Financing activities provided net cash of $18.8 million, principally from increased deposits and repurchase agreements, offset by net borrowing repayments. Funds provided by operating activities and financing activities were utilized to fund investing activities and a $15.2 million increase in cash and overnight federal funds sold.

Operating activities for the six month period ended December 31, 1999 used net cash of $0.5 million. Investing activities provided net cash of $4.8 million, principally as a result of securities repayments, sales and maturities offset, in part, by securities and loans purchased. Financing activities used net cash of $9.4 million, principally due to repayment of borrowings, net deposit withdrawals, dividends paid and treasury stock purchases. Funds provided by investing activities, together with a $5.0 million decrease in cash and overnight federal funds sold, were utilized to fund financing activities.

At December 31, 2000, NewMil's liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $123 million, to net deposits and short term unsecured liabilities, was 54.1%, well in excess of NewMil's minimum guideline of 15%.

At December 31, 2000, NewMil had outstanding commitments to fund new loan originations of $4.4 million, construction mortgage commitments of $5.8 million and unused lines of credit of $32.0 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


ASSET/LIABILITY MANAGEMENT AND MARKET RISK

NewMil manages interest rate risk through an Asset Liability Committee comprised of representatives from senior management and the Board of Directors. The committee monitors exposure to interest rate risk on a quarterly basis using both a traditional gap analysis and an earnings simulation analysis. Traditional gap analysis identifies short and long term interest rate positions or exposure. Simulation analysis measures the amount of short term earnings at risk under both rising and falling rate scenarios.

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

The following table sets forth NewMil's interest rate sensitivity position, or gap position, at December 31, 2000, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to repricing in future time periods. For the purposes of this analysis, money market and savings deposits have been presented in the within 6 month category and NOW account deposits have been presented in the after 5 year category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the repricing periods presented due to differences in their repricing elasticity relative to changes in the general level of interest rates.

December 31, 2000                           Within      Within
(dollars in thousands)        Within 6       7-12        1-5
                              months        months      years
ASSETS                        ------        ------      -----
Securities                    $ 19,087      $ 6,567     $72,500
Federal funds sold               6,029          -           -
Cash & due from banks               99          -           -
Loans, net                     109,301       62,752     113,659
Other assets                       -            -           -
                             ---------    ---------    --------
 Total assets                  134,516       69,319     186,159
                             ---------    ---------    --------
SOURCE OF FUNDS
Deposits
 Demand (non
 interest-bearing)                 -            -           -
 NOW accounts                      -            -           -
 Money market                  107,131          -           -
 Savings & other                65,657          -           -
 Certificates of
 deposit                        91,789       56,416      24,649
Federal Home Loan
 Bank advances                  26,500          -           -
Repurchase agreements            4,591          -           -
Other liabilities                  -            -           -
Stockholders' equity               -            -           -
                             ---------    ---------    --------
 Total sources of funds        295,668       56,416      24,649
                             ---------    ---------    --------
Cumulative
 interest-rate
 sensitivity gap             $(161,152)   $(148,249)   $(13,261)
                             =========    =========    ========
Percent of total assets         (30.8)%      (28.3)%        2.5%

December 31, 2000
(dollars in thousands)       After        Non-interest-
                             5 years      bearing      Total
ASSETS                       -------      -------      -----
Securities                   $41,100      $ 1,144      $140,398
Federal funds sold               -            -           6,029
Cash & due from banks            -         21,685        21,784
Loans, net                    49,629       (2,797)      332,544
Other assets                     -         22,823        22,823
                             ---------    ---------    --------
 Total assets                 90,729       42,855      $523,578
                             ---------    ---------    ========
SOURCE OF FUNDS
Deposits
 Demand (non
 interest-bearing)               -         37,325        37,325
 NOW accounts                 54,785          -          54,785
 Money market                    -            -         107,131
 Savings & other                 -            -          65,657
 Certificates of
 deposit                          41          -         172,895
Federal Home Loan
 Bank advances                 1,000          -          27,500
Repurchase agreements            -            -           4,591
Other liabilities                -          6,177         6,177
Stockholders' equity             -         47,517        47,517
                             ---------    ---------    --------
 Total sources of funds       55,826       91,019      $523,578
                             ---------    ---------    ========
Cumulative
 interest-rate
 sensitivity gap             $48,164      $  -
                             =======      =======
Percent of total assets        9.20%         -  %


At December 31, 2000, NewMil's one year cumulative gap was -$148.2 million, or 28.3% of assets. A liability sensitive gap implies that NewMil's net interest margin could be adversely affected by a sudden increase in interest rates.

NewMil simulates earnings at risk over a twelve month horizon by ramping interest rates +/-200 basis points from the current rate environment. During the year ended December 31, 2000 interest rates did not move +/- 200 basis points from their current rates. NewMil's asset/liability management responds to changes in interest rates and market conditions. The simulation analysis incorporates numerous assumptions about balance sheet changes, including growth and product mix, product pricing and the behavior of interest rates. NewMil's policy is to ensure that the change in net income over the twelve month horizon within the +/-200 basis point band will not decrease by 20% or more. The following table indicates that the estimated percentage change in net income over the next twelve month forecast horizon was within NewMil's tolerance limit for the periods presented.

  Change in Rate                 % Change in Net Income
                        December 31,     June 30,     June 30,
                            2000           2000        1999
                            ----           ----        ----
    +200 bp                 (8.9)%         (8.6)%      2.9%
    -200 bp                 (6.2)          (5.0)      (9.5)

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


CAPITAL RESOURCES

During the six month period ended December 31, 2000 shareholders' equity increased $13.2 million, or 38.4%, to $47.5 million, while book value per share increased 8.7% to $10.35 at December 31, 2000. The increase in shareholders' equity resulted from net income of $2,006,000, Common Stock of $10.0 million issued in consideration for the purchase of Nutmeg, net unrealized gains of $2.1 million on securities available for sale, net of taxes, a $112,000 tax benefit from the exercise of non-qualified stock options and proceeds from the exercise of stock options of $73,000, offset, in part, by treasury stock purchases of $343,000 and dividend payments of $758,000.

Repurchases of Common Stock
---------------------------

During the six month period ended December 31, 2000 NewMil repurchased 31,999 shares of common stock for total consideration of $343,000, or $10.75 per average share, under a 40,000 share repurchase plan announced in December 1999 and a 40,000 share repurchase plan announced in February 2000. As of December 31, 2000 NewMil had repurchased 40,000 shares under the December 1999 plan and 10,001 shares under the February 2000 plan.

In December 2000 NewMil announced its intention to repurchase 229,716, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of the repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes.

Capital Requirements
--------------------

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At December 31, 2000 NewMil's leverage capital ratio was 8.06% and its tier I and total risk-based capital ratios were 11.72% and 12.98%, respectively. At December 31, 2000 the Bank's leverage capital, and tier I and total risk-based capital ratios were 8.04%, 11.99% and 13.24%, respectively. At June 30, 2000 the Bank's leverage capital, and tier I and total risk-based capital ratios were 9.05%, 15.76% and 17.02%, respectively. The decrease in the Bank's capital ratios at December 31, 2000 resulted from the acquisition of Nutmeg. In addition, NewMil's intangible assets acquired pursuant to the Nutmeg purchase transaction are not recognized for regulatory capital. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividend Restrictions
---------------------

NewMil's ability to pay dividends to its shareholders is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends by the Bank to NewMil. Under Connecticut law a bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2000 was $3,180,000. In some instances, further restrictions on dividends may be imposed on NewMil by the FRB.

In October 1994 NewMil resumed dividend payments with the payment of a $0.02 quarterly cash dividend, following a four year lapse. In October 1996, 1997, 1998 and 2000 NewMil increased its quarterly cash dividend to $0.06, $0.08, $0.09 and $0.11, respectively. In July 1999 NewMil increased its quarterly dividend to $0.10. For the six month period ended December 31, 2000 total dividends of $0.21 per share were paid.

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


IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). This Statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125").
It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125 provisions without reconsideration. This Statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management anticipates that SFAS 140 will not have a significant effect on NewMil's results of operations or its financial position based on its current operations.


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

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the ASSET/LIABILITY MANAGEMENT AND MARKET RISK section included under Item 7 of this report is incorporated by reference herein.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and
 Shareholders of NewMil Bancorp, Inc.


In our opinion, the accompanying consolidated balance sheets as of December 31 , 2000, June 30, 2000 and June 30, 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the six-month period ended December 31, 2000 and for the 12-month periods ended June 30, 2000, 1999 and 1998, present fairly, in all material respects, the financial position of NewMil Bancorp, Inc. and its subsidiary at December 31, 2000, June 30, 2000 and June 30, 1999 and the results of their operations and their cash flows for the six-month period ended December 31, 2000 and for the 12-month periods ended June 30, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of NewMil's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, NewMil changed its method of accounting for derivative financial instruments in 1999.


 /s/  PricewaterhouseCoopers LLP

Hartford, Connecticut
January 24, 2001


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                 December 31,   June 30,   June 30,
                                    2000         2000       1999
ASSETS                              ----         ----       ----

Cash and due from banks             $ 21,784     $ 12,623   $ 9,719
Federal funds sold                     6,029          -       3,167
                                    --------     --------  --------
 Total cash and cash equivalents      27,813       12,623    12,886
Securities
 Available-for-sale at market        103,221      104,528    74,135
 Held-to-maturity at amortized
  cost (fair value: $36,853, $38,005
  and $42,911)                        37,177       39,779    44,067
Loans (net of allowance for loan losses:
  $5,518, $4,978 and $4,989)         332,544      223,734   210,036
Other real estate owned                  150          366       333
Bank premises and equipment, net       6,491        5,679     6,238
Accrued interest income                3,499        2,747     2,190
Intangible assets (net of accumulated
 amortization: $82)                    9,459          -         -

Deferred tax asset, net                1,135        2,000     1,788
Other assets                           2,089        1,116       444
                                    --------     --------  --------
    Total Assets                    $523,578     $392,572  $352,117
                                    ========     ========  ========


LIABILITIES and SHAREHOLDERS' EQUITY

Deposits
 Demand (non-interest bearing)      $ 37,325     $ 20,703  $ 18,622
 NOW accounts                         54,785       43,950    34,660
 Money market                        107,131       75,465    71,252
 Savings and other                    65,657       48,652    49,443
 Certificates of deposit             172,895      130,856   126,146
                                    --------     --------  --------
    Total deposits                   437,793      319,626   300,123
Federal Home Loan Bank advances       27,500       35,750    15,000
Repurchase agreements                  4,591          -         -

Accrued interest and other liabilities 6,177        2,871     3,859
                                    --------     --------  --------
    Total Liabilities                476,061      358,247   318,982
                                    --------     --------  --------
Commitments and contingencies            -            -         -
                                    --------     --------  --------

Shareholders' Equity
 Common stock - $.50 per share par value
  Shares authorized: 20,000,000
  Shares issued: 5,990,138             2,995        2,995     2,995
 Paid-in capital                      42,755       43,332    43,773
 Retained earnings                    14,447       13,199    10,637
 Accumulated other comprehensive
  income, net                            755       (1,362)   (1,132)
 Treasury stock, at cost: 1,398,963,
  2,384,113 and 2,325,924 shares     (13,435)     (23,839)  (23,138)
                                    --------     --------  --------
    Total Shareholders' Equity        47,517       34,325    33,135
                                    --------     --------  --------
    Total Liabilities and
      Shareholders' Equity          $523,578     $392,572  $352,117
                                    ========     ========  ========



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

                                       Six months ended
                                          December 31,
                                       2000        1999
                                       ----        ----
Interest and dividend income                     (unaudited)
 Interest and fees on loans            $10,833     $ 8,349
 Interest and dividends
    on securities                        4,775       3,564
 Interest on federal funds sold            101          93
                                       -------     -------
    Total interest and dividend
      income                            15,709      12,006
                                       -------     -------
Interest expense
 Deposits                                6,789       4,786
 Borrowed funds                          1,012         358
                                       -------     -------
    Total interest expense               7,801       5,144
                                       -------     -------
Net interest and dividend income         7,908       6,862
Provision for loan losses                 (416)       (495)
                                       -------     -------
Net interest and dividend income
 after provision for loan losses         8,324       7,357
                                       -------     -------
Non-interest income
 Service charges on deposit
    accounts                               808         672
 Gains on sales of mortgage
    loans, net                              93          84
 Gain on sale of OREO                       39          23
 Gain of sale of non-
    performing loan                        -           -
 Gain on sale of branch                    -            75
 Loss on sale of securities, net           -          (109)
 Loan servicing fees                        43          34
 Other                                     200         163
                                       -------     -------
    Total non-interest income            1,183         942
                                       -------     -------
Non-interest expense
 Salaries                                2,805       2,396
 Employee benefits                         164         600
 Occupancy                                 569         473
 Equipment                                 709         420
 Professional, collections
    and OREO                               264         356
 Marketing                                 527         140
 Other                                   1,344       1,050
                                       -------     -------
    Total non-interest expense           6,382       5,435
                                       -------     -------
Income before income taxes,
 cumulative effect of accounting
 change and extraordinary item           3,125       2,864
Income tax provision                     1,119         960
                                       -------     -------
Income before cumulative effect of
 accounting change and
 extraordinary item                      2,006       1,904
Cumulative effect of change in
 accounting principle, net of taxes        -           -
Extraordinary item, net of taxes           -           -
                                       -------     -------
Net income                             $ 2,006     $ 1,904
                                       =======     =======

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

                                       Six months ended
                                          December 31,
                                       2000        1999
                                       ----        ----
Diluted earnings per share                     (unaudited)
 Income before cumulative effect
   of accounting change and
   extraordinary item                  $0.50       $0.50
 Cumulative effect of change
   in accounting principle,
   net of taxes                          -           -
 Extraordinary item, net of taxes        -           -
                                       -----       -----
 Net income                            $0.50       $0.50
                                       =====       =====
Basic earnings per share
 Income before cumulative effect
   of accounting change and
   extraordinary item                  $0.52       $0.52
 Cumulative effect of change
   in accounting principle,
   net of taxes                          -           -
 Extraordinary item, net of taxes        -           -
                                       -----       -----
 Net income                            $0.52       $0.52
                                       =====       =====
Dividends per share                    $0.21       $0.20
                                       =====       =====

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

                                          Years ended
                                            June 30,
                                   2000      1999      1998
                                   ----      ----      ----
Interest and dividend income
 Interest and fees on loans        $17,108   $15,426   $15,005
 Interest and dividends
    on securities                    7,915     8,235     8,886
 Interest on federal funds sold        152       795       764
                                   -------   -------   -------
    Total interest and dividend
     income                         25,175    24,456    24,655
                                   -------   -------   -------
Interest expense
 Deposits                            9,878    10,352    10,903
 Borrowed funds                      1,233     1,455     1,293
                                   -------   -------   -------
    Total interest expense          11,111    11,807    12,196
                                   -------   -------   -------
Net interest and dividend income    14,064    12,649    12,459
Provision for loan losses             (470)      100       250
                                   -------   -------   -------
Net interest and dividend income
 after provision for loan losses    14,534    12,549    12,209
                                   -------   -------   -------
Non-interest income
 Service charges on deposit
    accounts                         1,329     1,154     1,122
 Gains on sales of mortgage
    loans, net                         147       547       480
 Gain on sale of OREO                   46     1,342       359
 Gain of sale of non-
    performing loan                    -         -         778
 Gain on sale of branch                 75       -         -

 Loss on sale of securities, net      (109)      -        (271)
 Loan servicing fees                    66        81       101
 Other                                 339       310       295
                                   -------   -------   -------
    Total non-interest income        1,893     3,434     2,864
                                   -------   -------   -------
Non-interest expense
 Salaries                            4,878     4,766     4,216
 Employee benefits                     665     1,252     1,183
 Occupancy                             986       995     1,018
 Equipment                             919       779       922
 Professional, collections
    and OREO                           565       284       315
 Marketing                             327       216       235
 Other                               1,996     2,146     2,031
                                   -------   -------   -------
    Total non-interest expense      10,336    10,438     9,920
                                   -------   -------   -------
Income before income taxes,
 cumulative effect of accounting
 change and extraordinary item       6,091     5,545     5,153
Income tax provision                 2,076     2,264     2,164
                                   -------   -------   -------
Income before cumulative effect of
 accounting change and
 extraordinary item                  4,015     3,281     2,989
Cumulative effect of change in
 accounting principle, net of taxes    -        (162)      -

Extraordinary item, net of taxes       -         (87)      -
                                   -------   -------   -------
Net income                         $ 4,015   $ 3,032   $ 2,989
                                   =======   =======   =======

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

                                          Years ended
                                            June 30,
                                   2000      1999      1998
                                   ----      ----      ----
Diluted earnings per share
 Income before cumulative effect
   of accounting change and
   extraordinary item              $1.05     $0.82     $0.74
 Cumulative effect of change
   in accounting principle,
   net of taxes                      -       (0.04)      -
 Extraordinary item, net of taxes    -       (0.02)      -
                                   -----     -----     -----
 Net income                        $1.05     $0.76     $0.74
                                   =====     =====     =====
Basic earnings per share
 Income before cumulative effect
   of accounting change and
   extraordinary item              $1.10     $0.87     $0.78
 Cumulative effect of change
   in accounting principle,
   net of taxes                      -       (0.05)      -
 Extraordinary item, net of taxes    -       (0.02)      -
                                   -----     -----     -----
 Net income                        $1.10     $0.80     $0.78
                                   =====     =====     =====
Dividends per share                $0.40     $0.35     $0.30
                                   =====     =====     =====


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                         Common Stock         Paid-in     Retained
                     Shares        Amount     capital     earnings
Balances at          ------        ------     -------     --------
 June 30, 1997       5,988,138     $2,994     $44,192     $7,097
Net income for year      -            -           -        2,989
Net unrealized gain
 on securities
 available-for-sale,
 net of taxes            -            -           -          -
Total comprehensive
 income
3,273
Cash dividends paid      -            -           -       (1,153)
Exercise of stock
 options:
  Issuance of
   new shares          2,000            1          12        -
  Issuance of
   treasury stock        -            -          (312)       -
Common stock issued      -            -           (11)       -
Common stock
 repurchased             -            -           -          -
                     ---------     ------     -------    -------
Balances at
 June 30, 1998       5,990,138      2,995      43,881      8,933
Net income for year      -            -           -        3,032
Net unrealized gain
 on securities
 available for sale,
 net of taxes            -            -           -          -
Total comprehensive
 income
Cash dividends paid      -            -           -       (1,328)
Exercise of stock
 options                 -            -          (108)       -
Common stock
 repurchased             -            -           -          -
                     ---------     ------     -------    -------
Balances at
 June 30, 1999       5,990,138      2,995      43,773     10,637
Net income for year      -            -           -        4,015
Net unrealized
 loss on securities
 available for sale,
 net of taxes            -            -           -          -
Total comprehensive
 income
Cash dividends paid      -            -           -       (1,453)
Exercise of stock
 options                 -            -          (441)       -
Common stock
 repurchased             -            -           -          -
                     ---------     ------     -------    -------
Balances at
 June 30, 2000       5,990,138     $2,995     $43,332    $13,199
                     =========     ======     =======    =======


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, continued:- (dollars in thousands)

                         Common Stock         Paid-in     Retained
                     Shares        Amount     capital     earnings
Balances at          ------        ------     -------     --------
 June 30, 2000       5,990,138     $2,995     $43,332     $13,199
Net income for period    -            -           -         2,006
Net unrealized
 gain on securities
 available for sale,
 net of taxes            -            -           -           -
Total comprehensive
 income
Cash dividends paid      -            -           -          (758)
Exercise of stock
 options                 -            -          (124)        -
Tax benefit from
 exercise of non-
 qualified stock
 options                 -            -           112         -
Common stock issued
 in consideration
 for purchase
 acquisition             -            -          (565)        -
Common stock
 repurchased             -            -           -           -
                     ---------     ------     -------     -------
Balances at
 December 31, 2000   5,990,138     $2,995     $42,755     $14,447
                     =========     ======     =======     =======

                                       Accumulated other       Total
                        Treasury         comprehensive     shareholders'
                         stock             income            equity
Balances at              -----             ------            ------
 June 30, 1997           $(21,075)         $(1,489)          $31,719
Net income for year           -                -               2,989
Net unrealized gain
 on securities
 available-for-sale,
 net of taxes                 -                284               284
                                                             -------
Total comprehensive income                                     3,273
                                                             -------
Cash dividends paid           -                -              (1,153)
Exercise of stock
 options:
  Issuance of
   new shares                 -                -                  13
  Issuance of
   treasury stock             584              -                 272
Common stock issued            61              -                  50
Common stock
 repurchased                 (765)             -                (765)
                         --------          -------           -------
Balances at
 June 30, 1998            (21,195)          (1,205)           33,409
Net income for year           -                -               3,032
Net unrealized gain
 on securities
 available for sale,
 net of taxes                 -                 73                73
                                                             -------
Total comprehensive income                                     3,105
                                                             -------
Cash dividends paid           -                -              (1,328)
Exercise of stock
 options                      167              -                  59
Common stock
 repurchased               (2,110)             -              (2,110)
                         --------          -------           -------
Balances at
 June 30, 1999            (23,138)          (1,132)           33,135
Net income for year           -                -               4,015
Net unrealized
 loss on securities
 available for sale,
 net of taxes                 -               (230)             (230)
                                                             -------
Total comprehensive
 income                                                        3,785
                                                             -------
Cash dividends paid           -                -              (1,453)
Exercise of stock
 options                      813              -                 372
Common stock
 repurchased               (1,514)             -              (1,514)
                         --------          -------           -------
Balances at
 June 30, 2000           $(23,839)         $(1,362)          $34,325
                         ========          =======           =======

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY, continued:- (dollars in thousands)

                                       Accumulated other       Total
                        Treasury         comprehensive     shareholders'
                         stock             income            equity
Balances at              -----             ------            ------
 June 30, 2000           $(23,839)         $(1,362)          $34,325
Net income for period         -                -               2,006
Net unrealized
 gain on securities
 available for sale,
 net of taxes                 -              2,117             2,117

                                                             -------
Total comprehensive income                                     4,123
                                                             -------
Cash dividends paid           -                -                (758)
Exercise of stock
 options                      197              -                  73
Tax benefit from
 exercise of non-
 qualified stock
 options                      -                -                 112
Common stock issued
 in consideration
 for purchase
 acquisition               10,550              -               9,985
Common stock
 repurchased                 (343)             -                (343)
                         --------           ------           -------
Balances at
 December 31, 2000       $(13,435)          $  755           $47,517
                         ========           ======           =======


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                        Six months ended
                                          December 31,
                                       2000          1999
                                       ----          ----
Operating Activities                               (unaudited)
Net income                             $  2,006      $ 1,904
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
    Provision for loan losses              (416)        (495)
    Provision for depreciation
     and amortization                       499          368
    Provision for OREO recoveries           -            -
    Amortization of intangible assets        82          -
    Amortization and accretion of
     securities premiums and
     discounts, net                         (65)         153
    Gains on sales of loans, net            (93)         (84)
    Gains on sales of OREO, net             (39)         (23)
    Gain on sale of branch                  -            (75)
    Losses on sales of securities, net      -            109
    Cumulative effect of accounting
     change, net                            -            -
    Extraordinary loss on debt
     extinguishment, net                    -            -
    Loans originated for sale            (5,275)      (4,599)
    Proceeds from sales of loans
     originated for sale                  5,368        4,683
    Tax benefit from exercise of
     non-qualified stock options            112          -
    Deferred income tax (benefit)
     provision                              (74)         (14)
    (Increase) decrease in accrued
     interest income                        (98)          30
    Increase (decrease) in accrued
     interest expense and other
     liabilities                            161       (2,372)
    (Increase) decrease in other
     assets, net                            (49)         (39)
     Net cash provided (used) by        -------      -------
       operating activities               2,119         (454)
                                        -------      -------


CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:-
(in thousands)

                                        Six months ended
                                          December 31,
                                       2000          1999
                                       ----          ----
Investing Activities                               (unaudited)
Purchases of securities
  available-for-sale                    -           (8,536)
Purchases of mortgage backed
  securities
     Available-for-sale                 -           (2,034)
     Held-to-maturity                   -              -
Proceeds from sales of securities
  Available-for-sale                    -              -
  Held-to-maturity                      -              -
Proceeds from sales of mortgage
  backed securities available-
  for-sale                              -            8,411
Proceeds from maturities and
  principal repayments of
  securities                            850          1,685
Principal collected on mortgage
  backed securities                   7,095          9,119
Loan (advances) repayments, net      (8,870)           366
Loans purchased                         -           (4,164)
Net cash paid through purchase
  acquisition                        (4,268)           -
Proceeds from sale of non-
  performing loan                       -              -
Proceeds from sales of OREO             255            190
Payments to improve OREO                -              (28)
Purchases of Bank premises and
  equipment                            (790)          (135)
      Net cash (used) provided by   -------        -------
        investing activities         (5,728)         4,874
                                    -------        -------


CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:-
(in thousands)

                                        Six months ended
                                          December 31,
                                       2000          1999
                                       ----          ----
Financing Activities                               (unaudited)
Net increase (decrease) in
 deposits                           $33,486        $  (866)
Net increase in repurchase
 agreements                           4,591            -
FHLB (repayments) advances, net     (18,250)        (7,500)
Common Stock repurchased               (343)        (1,038)
Proceeds from Common Stock
 reissued                               -              417
Cash dividends paid                    (758)          (730)
Proceeds from exercise of
 stock options                           73            336
                                    -------        -------
     Net cash provided (used) by
       financing activities          18,799         (9,381)
                                    -------        -------
     Increase (decrease) in cash and
       cash equivalents              15,190         (4,961)
Cash and federal funds sold,
 beginning of period                 12,623         12,886
                                    -------        -------
Cash and federal funds sold,
 end of period                      $27,813        $ 7,925
                                    =======        =======
Cash paid during period
 Interest to depositors              $6,668         $4,786
 Interest on borrowings               1,021            394
 Income taxes                           970            817

Non-cash transfers
 From securities held-to-maturity
    to securities available-for-sale    -              -
 From loans to OREO                     -               18
 Financed portion of OREO sales         218            113

Assets acquired and liabilities
 assumed in purchase acquisition
 Fair value of noncash assets
    acquired                        107,190            -
 Fair value of liabilities
    assumed                          99,256            -
 Common stock issued                  9,985            -



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                         Years ended June 30,
                                      2000       1999       1998
Operating Activities
Net income                            $ 4,015    $ 3,032    $ 2,989
Adjustments to reconcile net
 income to net cash provided
 by operating activities:
    Provision for loan losses            (470)       100        250
    Provision for depreciation
     and amortization                     760        695        626
    Provision for OREO recoveries         -          (82)       (55)
    Amortization of intangible assets     -          -          -
    Amortization and accretion of
     securities premiums and
     discounts, net                       155        763        185
   Gains on sales of loans, net          (147)      (547)    (1,258)
    Gains on sales of OREO, net           (46)    (1,342)      (359)
    Gain on sale of branch                (75)       -          -
    Losses on sales of securities, net    109        -          271
    Cumulative effect of accounting
     change, net                          -          162        -
    Extraordinary loss on debt
     extinguishment, net                  -           87        -
    Loans originated for sale          (7,377)   (27,597)   (25,331)
    Proceeds from sales of loans
     originated for sale                7,524     28,144     25,812
    Tax benefit from exercise of
     non-qualified stock options          -          -          -
    Deferred income tax (benefit)
     provision                            (94)       496        763
    (Increase) decrease in accrued
     interest income                     (557)        69       (245)
    Increase (decrease) in accrued
     interest expense and other
     liabilities                         (988)     1,251       (166)
    (Increase) decrease in other
     assets, net                         (596)       346        141
                                      -------    -------    -------
     Net cash provided (used) by
       operating activities             2,213      5,577      3,623
                                      -------    -------    -------


CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:-
(in thousands)

                                         Years ended June 30,
                                      2000       1999       1998
Investing Activities                  ----       ----       ----
Purchases of securities
  available-for-sale                 (32,218)   (10,805)   (50,071)
Purchases of mortgage backed
  securities
     Available-for-sale              (21,540)   (15,598)   (93,403)
     Held-to-maturity                    -      (18,198)       -
Proceeds from sales of securities
  Available-for-sale                     -       20,933     35,877
  Held-to-maturity                       -          -        7,325
Proceeds from sales of mortgage
  backed securities available-
  for-sale                             8,411        -        1,042
Proceeds from maturities and
  principal repayments of
  securities                           2,821     33,603     44,152
Principal collected on mortgage
  backed securities                   15,808     33,497     12,196
Loan (advances) repayments, net       (9,418)    (9,053)     2,427
Loans purchased                       (4,164)   (38,556)      (644)
Net cash paid through purchase
  acquisition                            -          -          -
Proceeds from sale of non-
  performing loan                        -          -        1,835
Proceeds from sales of OREO              398      1,815      1,294
Payments to improve OREO                 (31)      (107)      (498)
Purchases of Bank premises and
  equipment                             (201)      (979)      (709)
                                     -------     ------    -------
      Net cash (used) provided by
        investing activities         (40,134)    (3,448)   (39,177)
                                     =======     ======    =======

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:-
(in thousands)

                                         Years ended June 30,
                                      2000       1999       1998
Financing Activities                  ----       ----       ----
Net increase (decrease) in
 deposits                            $19,503   $  6,247   $ 18,485
Net increase in repurchase
 agreements                              -          -          -
FHLB (repayments) advances, net       20,750    (22,587)    24,500
Common Stock repurchased              (1,514)    (2,110)      (765)
Proceeds from Common Stock
 reissued                                -          -           50
Cash dividends paid                   (1,453)    (1,328)    (1,153)
Proceeds from exercise of
 stock options                           372         59        285
                                     -------    -------    -------
     Net cash provided (used) by
       financing activities           37,658    (19,719)    41,402
                                     -------    -------    -------
     Increase (decrease) in cash and
       cash equivalents                 (263)   (17,590)     5,848
Cash and federal funds sold,
 beginning of period                  12,886     30,476     24,628
                                     -------    -------    -------
Cash and federal funds sold,
 end of period                       $12,623    $12,886    $30,476
                                     =======    =======    =======
Cash paid during period
 Interest to depositors              $ 9,807    $10,344    $10,904
 Interest on borrowings                1,203      1,562      1,151
 Income taxes                          1,723      2,285      1,115

Non-cash transfers
 From securities held-to-maturity
    to securities available-for-sale     -       21,509        -
 From loans to OREO                      354        335        202
 Financed portion of OREO sales          218        -          378

Assets acquired and liabilities
 assumed in purchase acquisition
 Fair value of noncash assets
    acquired                             -          -          -
 Fair value of liabilities
    assumed                              -          -          -
 Common stock issued                     -          -          -




NewMil Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NewMil Bancorp, Inc. ("NewMil") is the bank holding company for NewMil Bank (the "Bank"), a State chartered savings bank. NewMil's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is the Company's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through 18 full-service offices and one special needs office located in Litchfield, Fairfield and New Haven Counties. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

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

Other Real Estate Owned
Real estate acquired through foreclosure, forgiveness of debt and in lieu of debt, is stated at the lower of cost (principally loan amount) or fair value minus estimated selling expenses. When a loan is reclassified as real estate acquired any excess of the loan balance over its fair value less estimated selling costs is charged against the allowance for loan losses. Costs relating to the subsequent development or improvement of a property are capitalized, to the extent realizable. Holding costs and any subsequent provisions to reduce the carrying value of a property to fair value minus estimated selling expenses are charged to earnings and classified as real estate acquired expense. Fair value is determined by current appraisals.

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

Intangible Assets
Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in acquisitions accounted for using the purchase method of accounting. The core deposit intangibles are being amortized on a declining balance method over a period of seven years from the acquisition date. Goodwill is being amortized on a straight-line basis over a period of twenty five years from the acquisition date. On a periodic basis, management assesses intangible assets for impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

Statement of Cash Flows
For the purpose of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits at other financial institutions and overnight federal funds sold.

Computation of Earnings per Share
Basic earnings per share is computed using the weighted-average common shares outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. The shares used in the computations are as follows:

                                 Six months ended       Years ended
                                   December 31,          June 30,
(in thousands)                    2000    1999      2000   1999   1998
                                  ----    ----      ----   ----   ----
Basic                             3,890   3,656     3,635  3,793  3,845
Effect of dilutive stock options    145     184       172    192    221
                                  -----   -----     -----  -----  -----
Diluted                           4,035   3,840     3,807  3,985  4,066
                                  =====   =====     =====  =====  =====

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

Recent Accounting Pronouncements
In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS 140"). This Statement replaces FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125").
It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125 provisions without reconsideration. This Statement will be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management anticipates that SFAS 140 will not have a significant effect on NewMil's results of operations or its financial position based on its current operations.

NOTE 2 - BUSINESS COMBINATIONS

On November 9, 2000, NewMil acquired Nutmeg Federal Savings and Loan Association ("Nutmeg") in a tax free stock-for-stock and cash-for-stock exchange for a total purchase price of $20.3 million, in consideration for which NewMil paid $10.3 million in cash and issued 1.0 million shares of common stock. Nutmeg was a federally chartered savings and loan association headquartered in Danbury, Connecticut with $109.1 million in assets and $84.7 million in deposits with four branch locations, including two in Danbury, one in Bethel and one in Ridgefield, Connecticut. In connection with the acquisition, NewMil recorded goodwill of $8.1 million and a core deposit intangible of $1.4 million.

NOTE 3 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

                              Estimated  Gross un-  Gross un-  Amort-
(in thousands)                  fair     realized   realized    ized
                               value     gains      losses      cost
December 31, 2000              -----     -----      ------      ----
US Government Agency notes
 After 1 but within 5 years    $ 10,294  $  481     $  -      $ 9,813
Corporate Bonds
 After 1 but within 5 years      22,718     488        -       22,230
Mortgage backed securities       65,525     927        489     65,087
Collateralized mortgage
 obligations                      1,157     -          160      1,317
                               --------  ------     ------   --------
  Total debt securities          99,694   1,896        649     98,447
Equity securities                 3,527     -          -        3,527
                               --------  ------     ------   --------
 Total securities
  available-for-sale           $103,221  $1,896     $  649   $101,974
                               ========  ======     ======   ========
June 30, 2000
US Government Agency notes
 After 1 but within 5 years    $  9,822  $   41     $   11   $  9,792
Corporate Bonds
 After 1 but within 5 years      22,034      98        263     22,199
Mortgage backed securities       68,787     346      1,967     70,408
Collateralized mortgage
 obligations                      1,120     -          197      1,317
                               --------  ------     ------   --------
  Total debt securities         101,763     485      2,438    103,716
Equity securities                 2,765     -          -        2,765
                               --------  ------     ------   --------
 Total securities
  available-for-sale           $104,528  $  485     $2,438   $106,481
                               ========  ======     ======   ========
June 30, 1999
Mortgage backed securities     $ 70,106  $  -       $1,438   $ 71,544
Collateralized mortgage
 obligations                      1,264     -          121      1,385
                               --------  ------     ------   --------
  Total debt securities          71,370     -        1,559     72,929
Equity securities                 2,765     -          -        2,765
                               --------  ------     ------   --------
 Total securities
  available-for-sale           $ 74,135  $  -       $1,559   $ 75,694
                               ========  ======     ======   ========

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

(in thousands)                           Gross un-  Gross un-  Estimated
                               Amortized  realized  realized     fair
                                cost(a)    gains     losses     value
December 31, 2000               -------    -----     ------     -----
Municipal bonds
 After 1 but within 5 years    $    250  $  -      $     2   $    248
 After 10 years                  10,545     -          398     10,147
Mortgage backed securities       19,307     296        -       19,603
Collateralized mortgage
 obligations                      7,075       2        222      6,855
                               --------  ------     ------   --------
 Total securities
  held-to-maturity             $ 37,177  $  298     $  622   $ 36,853
                               ========  ======     ======   ========

June 30, 2000
Municipal bonds
 After 1 but within 5 years    $   250   $  -       $   16   $    234
 After 10 years                 10,550      -          912      9,638
Mortgage backed securities      21,064        4        397     20,671
Collateralized mortgage
 obligations                     7,915        6        459      7,462
                               --------  ------     ------   --------
 Total securities
  held-to-maturity             $39,779   $   10     $1,784   $ 38,005
                               ========  ======     ======   ========

(in thousands)                           Gross un-  Gross un- Estimated
                               Amortized  realized   realized    fair
                                 cost(a)    gains    losses     value
June 30, 1999                    -------    -----    ------     -----
Municipal bonds
 After 10 years                $ 10,558  $  -       $  866   $  9,692
Mortgage backed securities       22,890      37        -       22,927
Collateralized mortgage
 obligations                     10,619      51        378     10,292
                               --------  ------     ------   --------
 Total securities
  held-to-maturity             $ 44,067  $   88     $1,244   $ 42,911
                               ========  ======     ======   ========

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.


Cash proceeds and realized gains and losses from sales of securities were as follows:

(in thousands)                          Cash      Realized    Realized
                                       proceeds    gains       losses
Six months ended December 31, 2000     --------    -----       ------
US Treasury Notes,
  available-for-sale                   $ 4,653     $ -         $  -
                                       =======     =====       =====
Six months ended December 31, 1999
Mortgage backed securities,
  available-for-sale                   $ 8,411     $ -         $ 109
                                       =======     =====       =====
Year ended June 30, 2000
Mortgage backed securities
  Available-for-sale                   $ 8,411     $ -         $ 109
                                       =======     =====       =====
Year ended June 30, 1999
Collateralized mortgage obligations
  Available-for-sale                   $20,933     $ -         $ 274
                                       =======     =====       =====
Year ended June 30, 1998
US Government Agency securities
  Available-for-sale                   $30,009     $  10       $ -
Mortgage backed securities
  Available-for-sale                     1,042        64         -
Collateralized mortgage obligations
  Available-for-sale                     5,868       -           242
  Held-to-maturity                       7,325       -           103
                                       -------     -----       -----
Total                                  $44,244     $  74       $ 345
                                       =======     =====       =====

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

At December 31, 2000 securities with a carrying value and market value aggregating approximately $786,000 and $780,000, respectively, were pledged as collateral against public funds and securities with a carrying value and market value aggregating approximately $20,344,000 and $20,489,000, respectively, were pledged as collateral against repurchase agreements.

NOTE 4 - LOANS

The composition of the loan portfolio is as follows:

                                    December 31,        June 30,
     (in thousands)                     2000         2000      1999
     Real estate mortgages              ----         ----      ----
      1-to-4 family residential        $187,755     $130,770  $128,371
      5-or-more family residential       19,759        4,185     6,152
      Commercial                         63,089       51,633    37,456
      Land & land development             3,423        1,995     2,410
      Home equity credit                 24,121       20,257    19,429
     Commercial & industrial             36,390       17,404    18,211
     Installment & other                  3,868        2,439     2,850
                                       --------     --------  --------
      Total loans, gross                338,405      228,683   214,879
     Deferred loan origination fees &
      purchase premium, net                (343)          29       146
     Allowance for loan losses           (5,518)      (4,978)   (4,989)
                                       --------     --------  --------
      Total loans, net                 $332,544     $223,734  $210,036
                                       ========     ========  ========
     Impaired loans (in thousands)

      With no valuation allowance         $ 224         $  2      $453
      With valuation allowance              500          502       300
      Total impaired loans                  724          504       753
      Valuation allowance                   238          234       173
      Commitments to lend additional
        amounts to impaired borrowers       -            -         -
      Average impaired loans                626          864       627
      Amount of impaired loans based on:
        Discounted cash flows               -            -         -
        Collateral values                   724          504       753

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


Changes in the allowance for loan losses are as follows:

                                 Six months
                                   ended              Years ended
                                 December 31,           June 30,
     (in thousands)                 2000         2000     1999    1998
                                    ----         ----     ----    ----
     Balance, beginning of period  $4,978       $4,989   $5,004  $5,452
     Provision for losses            (416)        (470)     100     250
     Allowance acquired from
       purchase of Nutmeg             584          -        -       -
     Charge-offs                      (49)        (177)    (176)   (706)
     Recoveries                       421          636       61       8
                                   ------       ------   ------  ------
     Balance, end of period        $5,518       $4,978   $4,989  $5,004
                                   ======       ======   ======  ======

NOTE 5 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

                                     December 31,        June 30,
     (in thousands)                     2000           2000    1999
                                        ----           ----    ----
     Non-accrual loans                  $1,240       $  621  $1,051
     Accruing loans past due
      90 days or more                      351          231     185
     Accruing troubled debt
      restructured loans                   -            -       -
                                        ------       ------  ------
      Total non-performing loans         1,591          852   1,236
     Real estate acquired in
      settlement of loans                  150          366     333
                                        ------       ------  ------
      Total non-performing assets       $1,741       $1,218  $1,569
                                        ======       ======  ======

The reductions in interest income associated with non-accrual loans are as follows:

                                    Six months
                                      ended          Years ended
                                   December 31,         June 30,
     (in thousands)                   2000        2000    1999    1998
                                      ----        ----    ----    ----
     Income in accordance with
       original terms                 $ 61        $ 68    $ 98    $ 77
     Income recognized                  13          15      59      58
                                      ----        ----    ----    ----
     Reduction in interest income     $ 48        $ 53    $ 39    $ 19
                                      ====        ====    ====    ====

NOTE 6 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

                                        December 31,     June 30,
     (in thousands)                         2000       2000     1999
                                            ----       ----     ----
     Land                                   $ 1,140    $ 1,140  $ 1,140
     Buildings and improvements               6,447      6,170    6,156
     Equipment                                3,849      3,103    3,112
     Leasehold improvements                     596        403      459
      Total cost                             12,032     10,816   10,867
     Accumulated depreciation
      and amortization                       (5,541)    (5,137)  (4,629)
      Bank premises and equipment, net      $ 6,491    $ 5,679  $ 6,238
                                            =======    =======  =======

NOTE 7 - BORROWINGS

Fixed rate advances from the Federal Home Loan Bank of Boston are as follows:

                                    December 31,       June 30,
     (in thousands)                 2000    2000     1999    1998
                                    ----    ----     ----    ----
     5.68% due March 3, 1999        $   -   $   -    $   -   $12,500
     5.80% due March 3, 2000            -       -        -    10,000
     7.42% due July 1, 2000             -     3,250      -       -
     6.56% due July 5, 2000             -     3,500      -       -
     6.57% due July 12, 2000            -     1,500      -       -
     6.55% due July 19, 2000            -     7,000      -       -
     6.60% due July 26, 2000            -     8,000      -       -
     6.13% due August 16, 2000          -     5,000      -       -
     6.57% due January 3, 2001        4,500     -        -       -
     6.50% due January 17, 2001      10,000     -        -       -
     6.58% due January 24, 2001       4,500     -        -       -
     5.91% due March 5, 2001          7,500   7,500    7,500   7,500
     6.02% due March 4, 2002            -       -      5,000   5,000
     6.00% due March 3, 2003            -       -      2,500   2,500
     4.49% due October 6, 2008        1,000     -        -       -
                                    ------- -------  ------- -------
      Total                         $27,500 $35,750  $15,000 $37,500
                                    ======= =======  ======= =======

NewMil has a pre-approved line of credit of up to 2% of total assets with the Federal Home Loan Bank of Boston ("FHLBB") under the FHLBB's IDEAL Way Line of Credit Program. These advances are one-day variable rate loans with automatic rollover. Under an agreement with the FHLBB NewMil is required to maintain qualified collateral, as defined in the FHLBB's Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. NewMil maintains qualified collateral in excess of the amount required to support the outstanding advances and the pre-approved line of credit at December 31, 2000.

During 1999 NewMil used the proceeds from the sale of securities to prepay $22.5 million of Federal Home Loan Bank fixed rate advances. NewMil incurred a gross prepayment fee of $147,000. The effect on the net income of this prepayment fee was $87,000, net of taxes, and has been reported in net income as an extraordinary item for this early extinguishment of debt.

NewMil enters into repurchase agreements directly with its customers. These agreements are offered as an overnight or short term investments to NewMil's customers. Information concerning short term borrowings represented by securities sold under agreements to repurchase is presented as follows:

                                         December 31,     June 30,
     (dollars in thousands)                 2000        2000    1999
                                            ----        ----    ----
     Repurchase agreements                  $ 4,591   $  -    $  -
     Book value of collateral
      US Government Agency notes             20,344      -       -
     Market value of collateral              20,489      -       -
     Weighted average rate                     5.82%     -       -
     Weighted average maturity                1 day      -       -

NOTE 8 - INCOME TAXES

NewMil provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not. The components of the income tax provision were as follows:

                                 Six months
                                    ended         Years ended
                                December 31,       June 30,
     (in thousands)                 2000      2000    1999    1998
     Current provision              ----      ----    ----    ----
       Federal                      $1,193    $2,170  $1,498  $  888
       State                           -         -       270     513
                                    ------    ------  ------  ------
        Total                        1,193     2,170   1,768   1,401
                                    ------    ------  ------  ------
     Deferred (benefit) provision
       Federal                         (74)      (94)     93     690
       State                           -         -       403      73
                                    ------    ------  ------  ------
        Total                          (74)      (94)    496     763
                                    ------    ------  ------  ------
     Income tax provision           $1,119    $2,076  $2,264  $2,164
                                    ======    ======  ======  ======

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

                                     Six months
                                        ended         Years ended
                                    December 31,        June 30,
                                        2000       2000    1999    1998
     Income tax at statutory            ----       ----    ----    ----
       federal tax rate                 34.0%      34.0%   34.0%   34.0%
     Connecticut Corporation tax,
       net of federal tax benefit        0.0        0.0     8.4     7.5
     Goodwill                            0.9        -       -       -
     Other                               0.9        0.1    (1.6)    0.5
                                        ----       ----    ----    ----
       Effective income tax rates       35.8%      34.1%   40.8%   42.0%
                                        ====       ====    ====    ====

The components of NewMil's net deferred tax asset are as follows:

                                  December 31,          June 30,
                                      2000                2000
 (in thousands)                 Federal   State     Federal   State
                                -------   -----     -------   -----
 Deferred tax assets
   Unrealized losses on
     securities available-for-
     sale and transferred to
     held-to-maturity           $  -      $  -      $  702    $ 155
   Net operating losses            -       1,356       -        -
   Capital loss carryforwards      -         -         -        -
   Bad debt expense, book        1,876       414     1,692      373
   Accrued pension expense         161        35       119       26
   Deferred income                 -         -          93       20
   Other                           212        60       203       45
                                ------    ------    ------   ------
   Total deferred tax assets     2,249     1,865     2,809      619
                                ------    ------    ------   ------
 Deferred tax liabilities
   Unrealized gains on
     securities available-for-
     sale and transferred to
     held-to-maturity              388       -         -        -
   Post Retirement Benefits        -         -         152       33
   Bad debt expense, tax           683       151       621      137
   Other                            42         6        36        6
                                ------    ------    ------   ------
   Total deferred tax
     liabilities                 1,113       157       809      176
                                ------    ------    ------   ------
 Net deferred tax asset          1,136     1,708     2,000      443
 Valuation reserve                 -      (1,708)      -       (443)
                                ------    ------    ------   ------
   Net deferred tax asset       $1,136    $   -     $2,000   $ -
                                ======    ======    ======   ======

The allocation of deferred tax expense involving items charged to income and items charged directly to shareholders' equity and items charged to goodwill are as follows:

                                  December 31,          June 30,
                                      2000                2000
 (in thousands)                 Federal   State     Federal   State
                                -------   -----     -------   -----
 Deferred tax expense
   (benefit) allocated to:
     Shareholders' equity       $1,090    $  -      $(118)   $   -
     Goodwill                     (152)      -        -          -
     Income                        (74)      -        (94)       -
                                ------    ------    ------   ------
 Total deferred tax
   expense (benefit)            $  864    $  -      $(212)   $   -
                                ======    ======    ======   ======

                                              June 30, 1999
 (in thousands)                           Federal         State
 Deferred tax assets                      -------         -----
   Unrealized losses on
     securities available-for-
     sale and transferred to
     held-to-maturity                     $  584          $ 146
   Net operating losses                      -              -
   Capital loss carry forwards               143             35
   Bad debt expense, book                  1,552            424
   Accrued pension expense                    22              6
   Deferred income                            66             18
   Other                                     261             44
                                          ------          ------
   Total deferred tax assets               2,628            673
                                          ------          ------
 Deferred tax liabilities
   Unrealized gains on
     securities available-for-
     sale and transferred to
     held-to-maturity                        -              -
   Post Retirement Benefits                  -              -
   Bad debt expense, tax                     564            154
   Other                                     133             34
                                          ------          ------
   Total deferred tax
     liabilities                             697            188
                                          ------          ------
 Net deferred tax asset                    1,931            485
 Valuation reserve                          (143)          (485)
                                          ------          ------
   Net deferred tax asset                 $1,788          $ -
                                          ======          ======


The allocation of deferred tax expense involving items charged to income and items charged directly to shareholders' equity and items charged to goodwill are as follows:

                                              June 30, 1999
 (in thousands)                           Federal         State
 Deferred tax expense                     -------         -----
   (benefit) allocated to:
     Shareholders' equity                 $  28           $191
     Goodwill                               -              -
     Income                                  93            403
 Total deferred tax                        ----           ----
   expense (benefit)                       $121           $594
                                           ====           ====

NewMil will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

At December 31, 2000 and at June 30, 2000 and 1999, a valuation allowance was established for the entire amount of the state deferred tax assets as a result of Connecticut legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a "passive investment company". In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. No tax benefit is expected to be realized on the reversal of the state deferred tax assets.

The effective tax rates for the six month period ended December 31, 2000 and the fiscal year ended June 30, 2000 of 35.8% and 34.1%, respectively, reflect the full impact of the Connecticut legislation. The effective tax rate for the fiscal year ended June 30, 1999 of 40.8% reflects the reduction of state taxes for one-half of the year and the establishment of a full valuation allowance for the deferred state tax assets.

NOTE 9 - RETIREMENT PLANS

NewMil has a non-contributory defined benefit pension plan (the "Pension Plan") covering all eligible employees. Since September 1, 1993 benefit accruals have been suspended under the Pension Plan for all employees. The accrued benefits are primarily based on compensation and length of service. Pension Plan assets consist principally of cash, money market funds, bonds and equity securities. The funded status of the Pension Plan was as follows:

                                         September 30,    March 31,
     (in thousands)                          2000       2000    1999
                                             ----       ----    ----
     Change in benefit obligation:
      Benefit obligation, beginning of year  $4,241     $6,240  $5,875
      Service cost                              -          -       -
      Interest cost                             205        330     359
      Impact of assumption change              (280)    (1,960)    -
      Experience loss (gain)                  1,347       (141)    -
      Plan participants' contributions          -          -       -
      Actuarial gain                            -          -       221
      Benefits paid                            (119)      (228)   (215)
                                             ------     ------  ------
      Benefit obligation, end of year         5,394      4,241   6,240
                                             ------     ------  ------
     Change in plan assets:
      Fair value of plan assets,
        beginning of year                     9,791      8,623   7,821
      Actual return on plan assets              (84)     1,396   1,017
      Employer contribution                     -          -       -
      Plan participant's contribution           -          -       -
      Benefits paid                            (119)      (228)   (215)
                                             ------     ------  ------
      Fair value of plan assets,
        end of year                           9,588      9,791   8,623
                                             ------     ------  ------

      Funded status                           4,194      5,550   2,383
      Unrecognized prior service cost           -        -       -
      Unrecognized net actuarial (gain) loss (3,435)    (5,104) (2,405)
      Unrecognized transition (asset)
        obligation                              -          -       -
                                             ------     ------  ------
      Prepaid benefit cost                   $  759     $  446  $  (22)
                                             ======     ======  ======


                                     Six months
                                        ended          Years ended
                                    December 31,         June 30,
     (dollars in thousands)             2000       2000    1999    1998
                                        ----       ----    ----    ----
     Weighted-average assumptions:
       Discount rate                     8.0%       7.5%    6.0%    6.0%
       Expected return on plan assets    8.5        8.5     6.0     6.0
     Components of net periodic cost:
       Interest cost                   $ 205      $ 330   $ 359   $ 314
       Expected return on plan assets   (409)      (623)   (462)   (362)
       Recognized net gain              (109)      (175)    (75)    (32)
                                       -----      -----   -----   -----
        Net pension income             $(313)     $(468)  $(178)  $ (80)
                                       =====      =====   =====   =====


For the first half of the fiscal year ended June 30, 2000 NewMil measured net periodic pension cost under the premise that the plan would be terminated during 2000. During the quarter ended December 31, 1999, NewMil made a strategic decision not to terminate the plan and will continue the plan in a frozen status. This change in strategy was deemed a significant event per paragraph 53 of SFAS No. 87 "Employers' Accounting for Pensions" which necessitated a change in measurement assumptions. These different measurement assumptions resulted in $468,000 of pension income during the year ended June 30, 2000.

No contributions were made to the Pension Plan in 2000, 1999 or 1998. NewMil has a supplemental pension plan which provides retirement benefits to a key employee who is not included in the Pension Plan.

NewMil has a 401(k) Savings Retirement Plan covering all eligible employees. Participants may contribute up to 15% of their compensation, subject to a maximum of $10,000 per year in 2000. Effective January 1, 2000, NewMil amended the 401(k) Savings Retirement Plan in order to adopt the provisions of the IRS safe harbor rules. For the period from July 1, 1999 to December 31, 1999 NewMil contributed amounts equal to 50% of annual employee contributions up to 6% of participants' compensation. Since January 1, 2000, NewMil contributes amounts equal to 100% of annual employee contributions up to 3% of participants' compensation and 50% of the next 2% of annual employee contributions of participants' compensation. Since the amendment to the Plan, employees are fully vested in NewMil's contributions. NewMil contributed $59,000 and $41,000 to the Plan for the six month periods ended December 31, 2000 and 1999, respectively, and $100,000, $79,000 and $75,000 for the years ended June 30, 2000, 1999 and 1998, respectively. The plan allows for NewMil to make non-contributory profit sharing contributions. No profit sharing contributions were made during 2000, 1999 or 1998.

NewMil provides post-retirement health benefits for current retirees and eligible employees. Post-retirement life insurance benefits are provided for employees that were eligible for retirement as of October 1, 1993 and current retirees. The cost of post-retirement health care benefits is shared by NewMil and the retiree, and benefits are based on deductible and coinsurance provisions. The post-retirement life insurance benefits are non-contributory, and benefits are based on a percentage of the base pay at retirement. Effective October 1, 1993 NewMil suspended certain post-retirement benefits and introduced a co-pay provision for new employees hired on or after October 1, 1993. NewMil does not advance-fund its post-retirement health care and life insurance benefit plan. Post-retirement expense was $30,000 and $30,000 for the six month periods ended December 31, 2000 and 1999, respectively, and $67,000, $60,000 and $50,000 the years ended June 30, 2000, 1999 and 1998, respectively. As of December 31, 2000, NewMil's post-retirement liability was $368,000.

NOTE 10 - SHAREHOLDERS' EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "For Capital Adequacy Purposes" and "To Be Well Capitalized Under Prompt Corrective Action Provisions" are as follows:

                           December 31, 2000         June 30, 2000
(dollars in thousands)     Amount      Ratio       Amount      Ratio
                           ------      -----       ------      -----
Actual Capital Position
  Tier 1 leverage          $37,201      8.04%      $35,146      9.05%
  Tier 1 risk-based         37,201     11.99        35,146     15.76
  Total risk-based          41,101     13.24        37,961     17.02
Minimum Requirement For
Capital Adequacy
  Tier 1 leverage           18,517      4.00        15,533      4.00
  Tier 1 risk-based         12,416      4.00         8,922      4.00
  Total risk-based          24,831      8.00        17,843      8.00
Minimum Requirement To
Be Well Capitalized
  Tier 1 leverage           23,146      5.00        19,416      5.00
  Tier 1 risk-based         18,623      6.00        13,382      6.00
  Total risk-based          31,039     10.00        22,304     10.00

                                        June 30, 1999
(dollars in thousands)                Amount      Ratio
                                      ------      -----
Actual Capital Position
  Tier 1 leverage                     $34,268      9.53%
  Tier 1 risk-based                    34,268     18.13
  Total risk-based                     36,662     19.40
Minimum Requirement For
Capital Adequacy
  Tier 1 leverage                      14,381      4.00
  Tier 1 risk-based                     7,319      4.00
  Total risk-based                     14,639      8.00
Minimum Requirement To
Be Well Capitalized
  Tier 1 leverage                      17,977      5.00
  Tier 1 risk-based                    10,979      6.00
  Total risk-based                     18,298     10.00


Restrictions on Subsidiary's Dividends and Payments
---------------------------------------------------

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2000 is $3,180,000. In some instances, further restrictions on dividends may be imposed on NewMil by the FRB.

Repurchases of Common Stock
---------------------------

During the six month period ended December 31, 2000 NewMil repurchased 31,999 shares of common stock for total consideration of $343,000, or $10.75 per average share, under a 40,000 share repurchase plan announced in December 1999 and a 40,000 share repurchase plan announced in February 2000. As of December 31, 2000 NewMil had repurchased 40,000 shares under the December 1999 plan and 10,001 shares under the February 2000 plan.

In December 2000 NewMil announced its intention to repurchase 229,716, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of the repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes.

NOTE 11 - COMPREHENSIVE INCOME

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

                                     Six months
                                        ended          Years ended
                                    December 31,         June 30,
     (in thousands)                    2000       2000    1999    1998
                                       ----       ----    ----    ----
     Net income                        $2,006    $4,015  $3,032  $2,989
     Net unrealized gains (losses)
       on securities during period      2,117      (230)     73     284
     Comprehensive income               $4,123   $3,785  $3,105  $3,273

The components of other comprehensive income, and related tax effects are as follows:

(in thousands)                          Before      Tax     Net of
                                         tax     (expense)    tax
                                        amount    benefit   amount
                                        ------    -------   ------
Six months ended December 31, 2000
Net unrealized gains on securities
  available-for-sale arising
  during the period                     $3,199    $(1,088)  $2,111
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   9         (3)       6
                                        ------    -------   ------
Net unrealized gains on
  securities during period              $3,208    $(1,091)  $2,117
                                        ======    =======   ======

Year ended June 30, 2000
Net unrealized losses on securities
  available-for-sale arising
  during the period                     $  (501)  $ 170     $(331)
Reclassification adjustment for
  realized loss included in net income      109     (37)       72
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   44     (15)       29
                                        -------   -----     -----
Net unrealized losses on
  securities during period              $  (348)  $ 118     $(230)
                                        =======   =====     =====


(in thousands)                           Before       Tax      Net of
                                           tax     (expense)     tax
                                         amount     benefit    amount
Year ended June 30, 1999                 ------     -------    ------
Net unrealized losses on securities
  available-for-sale arising
  during the period                      $(1,417)   $ 524      $(893)
Reclassification adjustment for
  realized loss included in net income       274     (112)       162
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-maturity
  and subsequently sold (Note 2)           1,030     (412)       618
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   405     (150)       255
Impact of change in effective
  tax rate                                   -        (69)       (69)
                                         -------    -----       ----
Net unrealized gains on
  securities during period               $   292    $(219)      $ 73
                                         =======    =====       ====

Year ended June 30, 1998
Net unrealized gains on securities
  available-for-sale arising
  during the period                         386     $(154)     $232
Reclassification adjustment for
  realized loss included in net income     (271)      108      (163)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                  358      (143)      215
                                           ----     -----      ----
Net unrealized gains on
  securities during period                 $473     $(189)     $284
                                           ====     =====      ====

NOTE 12 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

                                        Six months
                                           ended       Years ended
                                        December 31,     June 30,
     (in thousands)                         2000      2000     1999
                                            ----      ----     ----
     Balance, beginning of period         $  582     $ 520    $ 579
     Advances                                160       210      160
     Related parties added during period     757        -        -
     Repayments                              (17)     (148)    (219)
                                          ------     -----    -----
     Balance, end of period               $1,482     $ 582    $ 520
                                          ======     =====    =====

NOTE 12 - STOCK OPTIONS

NewMil's 1986 Stock Option and Incentive Plan ("Employee Plan") authorizes the granting of both incentive and non-incentive options and stock appreciation rights (SARs) to officers and other key employees by the Salary and Benefits Committee of the Board. During the last three years there were no SARs granted to any employee under the employee Plan by the Salary and Benefits Committee of the Board. The Employee Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price not less than 85% of the fair market value of NewMil's stock on the date of the grant. The options are fully vested at the time of the grant, except for 75,000 options that were issued under an Employment Agreement. These options became vested in March 1995, 1996 and 1997 in three equal traunches of 25,000 each.

NewMil's 1992 Stock Option Plan for Outside Directors ("Director Plan") provides for automatic grants of options to non-employee directors who were participants on the effective date of the plan and were reelected as non-employee directors. At the annual meeting in 1995 the plan was amended so that all non-employee directors would be granted 2,000 options at June 30th of each subsequent year. The Director Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price of not less than the fair market value (average of the bid and ask price) of NewMil's stock on the date of the grant. The options are fully vested six months after the time of the grant. Changes in outstanding stock option and SARS are as follows:

                            Employee Plan           Director Plan
                            -------------           -------------
                                     Weighted                Weighted
                           Number    average       Number    average
                             of      exercise        of      exercise
                           options   price         options   price
                           -------   -----         -------   -----
June 30, 1997              369,536   $ 4.835       96,000    $ 4.898
  Granted                      -         -         17,000     12.783
  Exercised                (52,701)    5.362          -          -
  Lapsed                    (1,084)    6.726          -          -
                           -------                -------
June 30, 1998              315,751     4.953      113,000      6.085
  Granted                   25,000    12.438       14,000     11.031
  Exercised                (14,400)    5.362          -          -
  Lapsed                       -         -            -          -
                           -------                -------
June 30, 1999              326,351     5.562      127,000      5.414
  Granted                   54,500    10.926        3,000     10.938
  Exercised                (66,001)    5.465       (4,000)     3.000
  Lapsed                    (1,500)    7.375          -          -
                           -------                -------
June 30, 2000              313,350     6.507      126,000      6.848
  Granted                      -         -         17,000      9.969
  Exercised                (17,000)    4.320          -          -
  Lapsed                       -         -            -          -
                           -------                -------
December 31, 2000          296,350     6.633      143,000      7.219
                           =======                =======
Options exercisable at
  December 31, 2000        296,350                126,000
                           =======                =======
Options available
  under plan               113,548                43,000
                           =======                ======

The following table summarizes information about NewMil's Employee and Director stock option plans, as of December 31, 2000:

                                            Weighted
                                             average       Weighted
      Range of                            remaining        average
      exercise        Number of options    contractual     exercise
       price      Outstanding  Exercisable    life         price
       -----      -----------  -----------    ----         -----
  $ 3.00 - $ 5.99   196,850     196,850       2.6          $ 3.67
    6.00 -   8.99   101,000     101,000       5.1            6.64
    9.00 -  11.99    99,500      82,500       8.6           10.81
   12.00 -  12.84    42,000      42,000       7.5           12.58
                    -------     -------        --          ------
                    439,350     411,350       5.0          $ 6.82
                    =======     =======       ===          ======

Effective July 1, 1996 NewMil adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123 NewMil has chosen to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plans. Accordingly, no compensation expense has been recognized for options granted under its Plans. Had compensation cost for the NewMil's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, NewMil's net income and diluted earnings per share would have been reduced to the pro-forma amounts indicated below. The fair value of each option grant was estimated on the date of grant using the Roll-Geske Model for pricing American call options with dividends, with the following weighted average assumptions used for grants.

                                 Six months
                                    ended            Years ended
                                 December 31,          June 30,
     (net income in thousands)       2000       2000    1999    1998
     Net income                      ----       ----    ----    ----
       As reported                   $2,006     $4,015  $3,032  $2,989
       Pro forma                      1,962      3,808   2,918   2,938
     Earnings per share, diluted
       As reported                     0.50       1.05    0.76    0.74
       Pro forma                       0.49       1.00    0.73    0.72
     Dividend yield                    4.21%      3.64%   2.35%   1.54%
     Expected volatility              40.00      38.00   28.59   30.00
     Risk-free interest rate           5.68       6.03    5.89    5.37
     Expected lives, years               10          8      10      10
     Fair value of options
       granted during year            $3.94      $4.38   $4.43   $5.06

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit which are not reflected in the accompanying financial statements. NewMil's loan commitments are as follows:

                                       December 31,      June 30,
     (in thousands)                       2000        2000      1999
                                          ----        ----      ----
     Unused lines of credit               $32,030     $24,813   $23,879
     Construction mortgages                 5,796       4,154     2,697
     Loan commitments                       4,385       5,338     6,104

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

NewMil leases facilities under operating leases which expire at various dates through 2004. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by NewMil. Rent expense totaled $149,000 and $118,000 for the six month periods ended December 31, 2000 and 1999, respectively, and $243,000, $253,000 and $232,000 for the years ended June 30, 2000, 1999 and 1998, respectively. Future minimum lease payments at December 31, 2000 are as follows:


               2001                         $515,958
               2002                          356,892
               2003                          304,390
               2004                          269,609
               2005                           80,490
               After 2005                     96,667
                                          ----------
                                          $1,624,006
                                          ==========

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

Cash, cash equivalents and other:
--------------------------------
The fair value of cash and due from banks, deposits with banks, federal funds sold, accrued interest receivable, securities sold under repurchase agreements and accrued interest payable, is considered to approximate the book value due to their short-term nature and negligible credit losses.

Securities:
----------
Fair value of securities available-for-sale and held-for- sale were determined by secondary market and independent broker quotations.

Loans:
-----
Fair values for residential mortgage and consumer installment loans were estimated by discounting cash flows, adjusted for prepayments. The discount rates used for residential mortgages were secondary market yields net of servicing and adjusted for risk. The discount rates used for consumer installment loans were current rates offered by NewMil. Fair values for commercial loans were estimated by assessing credit risk and interest rate risk. Such loans were valued by discounting estimated future cash flows at a rate that incorporates both interest and credit risk.

Deposit liabilities:
-------------------
The fair value for demand, savings and certain money market deposits is equal to the amount payable on demand at the balance sheet date which is equal to the carrying value. The fair value of certificates of deposit was estimated by discounting cash flows using rates currently offered by NewMil for deposits of similar remaining maturities.

Borrowings:
----------
The fair value for borrowings was estimated by discounting cash flows using rates currently offered by lenders for borrowings of similar remaining maturities.


The carrying values and estimated fair values of NewMil's financial instruments are as follows:

                            December 31, 2000       June 30, 2000
                            -----------------       -------------
(in thousands)                      Estimated               Estimated
                            Carrying     fair       Carrying     fair
                            value       value       value       value
Financial Assets            -----       -----       -----       -----
Cash and due from banks     $ 21,784    $ 21,784    $ 12,623    $ 12,623
Federal funds sold             6,029       6,029         -           -
Securities available-
 for-sale                    103,221     103,221     104,528     104,528
Securities held-to-maturity   37,177      36,853      39,779      38,005
Loans                        338,406     341,989     228,683     223,768
Allowance for loan losses     (5,518)        -        (4,978)        -
Deferred loan origination
 fees and purchase
 premium, net                    343         -            29         -
                             -------     -------     -------     -------
Loans, net                   332,544     341,989     223,734     223,768
Accrued interest receivable    3,499       3,499       2,747       2,747

Financial Liabilities
Deposits Demand
  (non-interest bearing)    $ 37,325    $ 37,325    $ 20,703    $ 20,703
 NOW accounts                 54,785      54,785      43,950      43,950
 Money market                 107,131    107,131      75,465      75,465
 Savings and other             65,657     65,657      48,652      48,652
 Certificates of deposit      172,895    172,934     130,856     131,040
                              -------    -------     -------     -------
   Total deposits             437,793    437,832     319,626     319,810
FHLB advances                  27,500     27,512      35,750      35,703
Repurchase agreements           4,591      4,591         -           -
Accrued interest payable          334        334         234         234

                                     June 30, 1999
(in thousands)                              Estimated
                                Carrying         fair
                                value           value
Financial Assets
Cash and due from banks         $  9,719        $  9,719
Federal funds sold                 3,167           3,167
Securities available-for-sale     74,135          74,135
Securities held-to-maturity       44,067          42,911
Loans                            214,879         212,488
Allowance for loan losses         (4,989)            -
Deferred loan origination
 fees and purchase
 premium, net                        146             -
Loans, net                       210,036         212,488
                                 -------         -------
Accrued interest receivable        2,190           2,190

Financial Liabilities
Deposits
 Demand (non-interest
   bearing)                     $ 18,622        $ 18,622
 NOW accounts                     34,660          34,660
 Money market                     71,252          71,252
 Savings and other                49,443          49,443
 Certificates of deposit         126,146         126,971
                                 -------         -------
   Total deposits                300,123         300,948
FHLB advances                     15,000          14,855
Repurchase agreements                -               -
Accrued interest payable             133             133



NOTE 15 - NEWMIL BANCORP, INC. (parent company only) FINANCIAL
INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of NewMil Bancorp, Inc. are presented as follows:

     Balance Sheets                      December 31,        June 30,
     (in thousands)                          2000        2000    1999
     Assets                                  ----        ----    ----
     Due from bank                       $   255       $   497  $   329
     Investment in NewMil Bank            47,753        33,081   32,171
     Other assets                              2           815      673
                                         -------       -------  -------
      Total Assets                       $48,010       $34,393  $33,173
                                         =======       =======  =======
     Liabilities and Shareholders'
      Equity
     Liabilities                         $   493       $    68   $   38
     Shareholders' equity                 47,517        34,325   33,135
                                         -------       -------   ------
      Total Liabilities and
        Shareholders' Equity             $48,010       $34,393  $33,173
                                         =======       =======  =======


                                    Six months
                                      ended            Years ended
     Statements of Income           December 31,         June 30,
     (in thousands)                    2000      2000     1999     1998
                                       ----      ----     ----     ----
     Fee income                     $  -         $  -     $  100  $  -
     Dividends from subsidiary         759        2,904    3,682   1,155
     Expenses                          119          148      175     163
                                    ------       ------   ------  ------
     Income before taxes and
       undistributed net income
       of subsidiary                   640        2,756    3,607     992
     Income tax benefit                -            -        -       -
                                    ------       ------   ------  ------
     Income before equity in
       undistributed net income
       of subsidiary                   640        2,756    3,607     992
     Equity in undistributed
       (equity distributed in
       excess of) net income
       of subsidiary                 1,366        1,259     (575)  1,997
                                    ------       ------   ------  ------
     Net income                     $2,006       $4,015   $3,032  $2,989
                                    ======       ======   ======  ======


                                    Six months
                                      ended           Years ended
     Statements of Cash Flows      December 31,         June 30,
     (in thousands)                    2000      2000    1999     1998
                                       ----      ----    ----     ----
     Net income                     $2,006      $ 4,015 $ 3,032  $ 2,989
     Adjustments to reconcile net
       income to net cash provided
       by operating activities:
        Equity in undistributed
          (equity distributed in
          excess of) net income
          of subsidiary             (1,366)      (1,259)    575   (1,997)

       Other                           146            7      26      (26)
                                    ------       ------  ------   ------
        Net cash provided by
          operating activities         786        2,763   3,633      966
                                    ------       ------  ------   ------
     Financing Activities:
       Cash dividends paid            (758)      (1,453) (1,328)  (1,153)
       Proceeds from Common Stock
        reissued                       -            -       -         50
       Common Stock repurchased       (343)      (1,514) (2,110)    (765)
       Proceeds from exercise of
        stock options                   73          372      59      285
                                    ------       ------  ------   ------
        Net cash used by
          financing activities      (1,028)      (2,595) (3,379)  (1,583)
                                    ------       ------  ------   ------
     (Decrease) increase in cash
       and cash equivalents           (242)         168     254     (617)
     Cash and cash equivalents,
       beginning of period             497          329      75      692
                                    ------       ------  ------   ------
     Cash and cash equivalents,
       end of period                $  255       $  497  $  329   $   75
                                    ======       ======  ======   ======

NOTE 16 - SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2000 and 1999 is as follows (in thousands except ratios and per share amounts):

                                   Year ended December 31, 2000
                               March 31,  June 30,  Sept 30,  Dec 31,
                               ---------  --------  --------  -------
Statement of Income
Interest and dividend income   $6,304     $6,865    $7,149    $8,560
Interest expense                2,761      3,206     3,541     4,260
Net interest income             3,543      3,659     3,608     4,300
Provision for loan losses         -           25       -        (416)
Non-interest income:
  Gains on sales of loans, net     30         33        48        45
  Gain on sale of OREO            -           23        39       -
  Service fees and other          411        454       476       576
Non-interest expense            2,408      2,493     2,613     3,770
Income before income taxes      1,576      1,651     1,558     1,567
Income tax provision              553        563       518       601
Net income                      1,023      1,088     1,040       966

Financial Condition
Total assets                 $383,719   $392,572  $406,774  $523,578
Loans, net                    216,055    223,734   229,050   332,544
Allowance for loan losses       4,983      4,978     4,982     5,518
Securities                    139,919    144,307   141,553   140,398
Deposits                      307,021    319,626   331,083   437,793
Borrowings                     34,800     35,750    33,245    27,500
Shareholders' equity           33,305     34,325    35,877    47,517
Non-performing assets           1,569      1,218       928     1,741

Per Share Data
Earnings, diluted               $0.27      $0.29     $0.28     $0.22
Cash dividends                   0.10       0.10      0.10      0.11
Book value                       9.23       9.52      9.95     10.35
Market price: (a)
  High                         13.313     11.250    11.875    11.250
  Low                          10.000      9.844    10.000     9.625

Statistical Data
Net interest margin              4.11%      3.96%     3.82%     3.90%
Efficiency ratio                60.44      59.80     62.65     76.61
Return on average assets         1.15       1.14      1.06      0.83
Return on average
  shareholders' equity          12.40      13.09     11.97      9.25
Weighted average equivalent
  shares outstanding, diluted   3,792      3,756     3,761     4,310

(a) The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


Selected Quarterly Consolidated Financial Data (unaudited) continued:

                                   Year ended December 31, 2000
                               March 31,  June 30,  Sept 30,  Dec 31,
                               ---------  --------  --------  -------
Statement of Income
Interest and dividend
  income                       $5,944     $5,867    $5,959    $6,047
Interest expense                2,716      2,664     2,573     2,571
Net interest income             3,228      3,203     3,386     3,476
Provision for loan losses          25         25      (520)       25
Non-interest income:
  Losses on sales of
    securities, net               -          -        (109)      -
  Gains on sales of loans, net    161         96        54        30
  Gain on sale of branch          -          -          75       -
  Gains on sales of OREO          478        -         -          23
  Service fees and other          360        382       425       444
Non-interest expense            2,856      2,241     2,845     2,590
Income before income taxes      1,346      1,415     1,506     1,358
Income tax provision              466        388       504       456
Net income                        880      1,027     1,002       902

Financial Condition
Total assets                 $358,279   $352,117  $338,383  $341,798
Loans, net                    206,165    210,036   213,561   214,312
Allowance for loan losses       5,100      4,989     5,001     5,029
Securities                    116,484    118,202   104,736   108,582
Deposits                      305,188    300,123   295,408   299,254
Borrowings                     15,000     15,000     7,500     7,500
Shareholders' equity           34,542     33,135    33,566    33,137
Non-performing assets           1,792      1,569     2,511     2,094

Per Share Data
Earnings, diluted               $0.22      $0.27     $0.26     $0.23
Cash dividends                   0.09       0.09      0.10      0.10
Book value                       9.15       9.04      9.13      9.10
Market price: (a)
  High                         13.000     11.750    11.250    13.375
  Low                          11.500      9.500    10.344    10.938

Statistical Data
Net interest margin              3.80%      3.77%     4.02%     4.14%
Efficiency ratio                67.57      60.88     74.26     65.19
Return on average assets         0.99       1.16      1.15      1.04
Return on average
  shareholders' equity          10.15      12.16     12.19     10.78
Weighted average equivalent
  shares outstanding, diluted   3,998      3,874     3,827     3,840

NewMil Bancorp, Inc.'s Common Stock, par value $.50 per share ("Common
Stock") trades on the NASDAQ National Market tier of The NASDAQ Stock
Market under the symbol: NMIL. As of March 9, 2001, there were 1,607 shareholders of record of NewMil's Common Stock.

(a) The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosures between NewMil and its independent accountants for which a Form 8-K was required to be filed during the six month period ended December 31, 2000 or for the period from December 31, 2000 to the date hereof.



                               PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears on pages 6 through 8 of NewMil's Proxy Statement dated March 30, 2001 for the 2001 Annual Meeting of Shareholders, under the captions "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof. In addition, the following information is provided.


Additional Executive Officers
-----------------------------

                                      Position with
     Name                 Age         NewMil Bank      Officer Since
     ----                  --         -----------      -------------
     John A. Baker         51    Senior Vice President      1998
     Diane Farrell         47    Senior Vice President      1987
     Roberta J. Reed       52    Senior Vice President      1994

Item 11. EXECUTIVE COMPENSATION

The information required by this item appears on pages 8 through 14 of NewMil's Proxy Statement dated March 30, 2001 for the 2001 Annual
Meeting of Shareholders, under the captions: "Executive Compensation"; "Employee Benefit Plans"; "Report of the Board on Executive
Compensation"; and "Performance Graph". Such information is incorporated herein by reference and made a part hereof.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears on pages 5 through 7 of NewMil's Proxy Statement dated March 30, 2001 for the 2001 Annual
Meeting of Shareholders, under the caption "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears on page 14 of NewMil's Proxy Statement dated March 30, 2001 for the 2001 Annual Meeting of Shareholders, under the caption "Transactions with Management and Others". Such information is incorporated herein by reference and made a part hereof.



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

     3.2.1 Amendment to Bylaws of NewMil (incorporated by reference to the Registrant's 1999 Form 10-K).

     4.1     Instruments Defining Rights of Security Holders
             (Included in Exhibits 3.1 and 3.2)

     10.1    [intentionally deleted]

     10.2    [intentionally deleted]

     10.3    [intentionally deleted]

     10.5 Rights Agreement between NewMil Bancorp, Inc. and American Stock Transfer and Trust Company as Rights Agent dated as of July 19, 1994 concerning NewMil Bancorp's shareholder rights plan of same date (incorporated by reference to the Registrant's 1994 Form 10-K).

     10.6    [intentionally deleted]

     10.7 Employment agreement between NewMil Bank and its President and CEO, Francis J. Wiatr, as of March 31, 1994
             (incorporated by reference to the Registrant's 1995 Form
             10-K).

     10.8 Dividend reinvestment plan for NewMil Bancorp's shareholders (incorporated by reference to the Registrant's 1996 Form 10-K).

     10.9 Change in control agreements between NewMil Bank and management (Messrs. Grant, McMahon and Shannon; Ms.
             Farrell) (incorporated by reference to the Registrant's 1996 Form 10-K).

     10.10   [intentionally deleted]

     10.12   [intentionally deleted]

     10.13 First and Second Amendments to Employment Agreement of Francis J. Wiatr, as of August 1998 (incorporated by reference to the 1998 Form 10-K).

     10.14 The Second Amended and Restated 1986 Stock Option and Incentive Plan for Officers and Key Employees (incorporated by reference to the S-8 POS dated January 25, 2001).

     10.15 The Third Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the S-8 POS dated January 25, 2001).

     10.16 Employment Agreement between NewMil Bank and Senior Vice President, William D. Starbuck dated as of November 10, 2000.

     11.1    Statement regarding Computation of Net Income Per Common
             Share.

     21.1    Subsidiaries of the Registrant.

     23.0    Consent of PricewaterhouseCoopers LLP.

     99.1 Proxy Statement dated March 30, 2001 for the 2001 Annual Meeting of Shareholders, of NewMil Bancorp, Inc.
             (incorporated by reference to the Registrants definitive Proxy Statement for the Annual Meeting of Shareholders' scheduled for May 3, 2001).


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


     NEWMIL BANCORP, INC.

     /s/ Francis J. Wiatr
     Francis J. Wiatr
     Chairman of the Board, President
     and Chief Executive Officer
     March 28, 2001


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.


     /s/ Herbert E. Bullock
     Herbert E. Bullock
     Director
     March 28, 2001


     /s/ Joseph Carlson II
     Joseph Carlson II
     Director
     March 28, 2001


     /s/ Kevin L. Dumas
     Kevin L. Dumas
     Director
     March 28, 2001


     /s/ Paul N. Jaber
     Paul N. Jaber
     Director
     March 28, 2001



     /s/ Laurie G. Gonthier
     Laurie G. Gonthier
     Director
     March 28, 2001


     /s/ Robert J. McCarthy
     Robert J. McCarthy
     Director
     March 28, 2001


     /s/ John J. Otto
     John J. Otto
     Director
     March 28, 2001

     /s/ Betty F. Pacocha
     Betty F. Pacocha
     Director and Secretary
     March 28, 2001


     /s/ Suzanne L. Powers
     Suzanne L. Powers
     Director
     March 28, 2001


     /s/ Anthony M. Rizzo, Sr.
     Anthony M. Rizzo, Sr.
     Director
     March 28, 2001


     /s/ Francis J. Wiatr
     Francis J. Wiatr
     Chairman of the Board, President
     and Chief Executive Officer
     March 28, 2001


     /s/ Mary C. Williams
     Mary C. Williams
     Director
     March 28, 2001


     /s/ B. Ian McMahon
     B. Ian McMahon
     Chief Financial Officer
     and Chief Accounting Officer
     March 28, 2001