Form 10-Q
period 2001-03-31
NEWMIL BANCORP INC
filed 2001-05-15
CIK 807524

Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended
                          March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of March 31, 2001 is 4,502,860.













               NEWMIL BANCORP, INC. and SUBSIDIARY
                        TABLE OF CONTENTS

                                                             Page

                  PART I  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheets as of
          March 31, 2001 and December 31, 2000 . . . . . . . . .3

          Consolidated Statements of Income
          for the three month month periods
          ended March 31, 2001 and 2000. . . . . . . . . . . . .4

          Consolidated Statements of Changes in
          Shareholders' Equity for the three month
          periods ended March 31, 2001 and 2000. . . . . . . . .5

          Consolidated Statements of Cash Flows
          for the three month periods ended
          March 31, 2001 and 2000. . . . . . . . . . . . . . . .6

          Notes to Consolidated Financial Statements . . . . . .8

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

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . 29

Item 4    Submission of matters to a vote of
          security holders . . . . . . . . . . . . . . . . . . 29

Item 5    Other information. . . . . . . . . . . . . . . . . . 29

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . 29










NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                March 31,   December 31,
                                                  2001          2000
                                                  ----          ----
                                               (unaudited)
ASSETS
Cash and due from banks                          $  19,824   $  21,784
Federal funds sold                                   8,021       6,029
                                                 ---------   ---------
 Total cash and cash equivalents                    27,845      27,813
Securities:
 Available-for-sale at market                      115,309     103,221
 Held-to-maturity at amortized cost
  (market value: $36,402 and $36,853)               36,073      37,177
Loans (net of allowance for
 loan losses: $5,454 and $5,518)                   334,432     332,544
Other real estate owned                                 92         150
Bank premises and equipment, net                     6,301       6,491
Accrued income                                       3,483       3,499
Intangible assets (net of accumulated
  amortization: $246 and $82)                        9,381       9,459
Deferred tax asset, net                                535       1,135
Other assets                                         2,370       2,089
                                                  --------    --------
    Total Assets                                  $535,821    $523,578
                                                  ========    ========

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                   $  34,790    $ 37,325
 NOW accounts                                       56,574      54,785
 Money market                                      124,279     107,131
 Savings and other                                  66,175      65,657
 Certificates of deposit                           178,464     172,895
                                                  --------    --------
    Total deposits                                 460,282     437,793
Federal Home Loan Bank advances                     13,500      27,500
Repurchase Agreements                                6,056       4,591
Accrued interest and other liabilities               7,650       6,177
                                                  --------    --------
    Total Liabilities                              487,488     476,061
                                                  --------    --------
Commitments and contingencies                          -           -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,990,138 shares                          2,995       2,995
 Paid-in capital                                    42,635      42,755
 Retained earnings                                  15,288      14,447
 Accumulated other comprehensive income              1,936         755
 Treasury stock, at cost - 1,487,278
  and 1,398,963 shares                             (14,521)    (13,435)
                                                  --------    --------
    Total Shareholders' Equity                      48,333      47,517
                                                  --------    --------
    Total Liabilities and Shareholders' Equity    $535,821    $523,578
                                                  ========    ========



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)

                                    Three months ended
                                          March 31
                                        2001    2000
                                        ----    ----
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans             $6,883  $4,307
 Interest and dividends on securities    2,394   1,967
 Interest on federal funds sold             72      30
                                        ------  ------
   Total interest and dividend income    9,349   6,304
                                        ------  ------
INTEREST EXPENSE
 Deposits                                4,090   2,391
 Borrowed funds                            411     370
                                        ------  ------
   Total interest expense                4,501   2,761
                                        ------  ------

Net interest and dividend income         4,848   3,543

PROVISION FOR LOAN LOSSES                  -       -
Net interest and dividend
 income after provision
  for loan losses                        4,848   3,543
                                        ------  ------
NON-INTEREST INCOME
 Service charges on deposit accounts       484     312
 Gains on sale of mortgage loans, net       59      30
 Loan servicing fees                        41      16
 Other                                     100      83
                                        ------  ------
  Total non-interest income                684     441
                                        ------  ------
NON-INTEREST EXPENSE
 Compensation                            1,695   1,290
 Occupancy                                 328     242
 Equipment                                 331     217
 Professional                              112     159
 Postage and telecommunications            123      90
 Printing and office supplies              101      75
 Marketing                                  74      56
 Service bureau                             83      53
 Amortization of intangible assets         163      -
 Other                                     420     226
                                        ------  ------
   Total non-interest expense            3,430   2,408
                                        ------  ------
Income before income taxes               2,102   1,576
Provision for income taxes                 757     553
                                        ------  ------
NET INCOME                              $1,345  $1,023
                                        ======  ======

Per common share
Diluted earnings                         $0.29   $0.27
Basic earnings                            0.30    0.28
Cash dividends                            0.11    0.10


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                            Common Stock       Paid-in     Retained
                          Shares    Amount     capital     earnings
                          ------    ------     -------     --------
Balances at
 December 31, 1999     5,990,138    $2,995     $43,348     $11,811

Net income                   -         -           -         1,023
Net unrealized
 losses on
 securities, net
 of taxes                    -         -           -           -
Total comprehensive income

Cash dividends paid          -         -          (362)        -
Proceeds from exercise
 of stock options            -         -           (16)        -
Common stock
 repurchased                 -         -           -           -
  Balances at          ---------    ------     -------     -------
 March 31, 2000        5,990,138    $2,995     $43,332     $12,472
                       =========    ======     =======     =======

Balances at
 December 31, 2000     5,990,138    $2,995     $42,755     $14,447

Net income                   -         -           -         1,345
Net unrealized gains
 on securities, net
 of taxes                    -         -           -           -
Total comprehensive income

Cash dividends paid          -         -           -          (504)
Proceeds from
 exercise of stock
 options                     -         -           (59)        -
Common stock issued          -         -           (61)        -
Common stock
 repurchased                 -         -           -           -
Balances at            ---------    ------     -------     -------
 March 31, 2001        5,990,138    $2,995     $42,635     $15,288
                       =========    ======     =======     =======

                                       Accumulated
                                         other            Total
                          Treasury    comprehensive    shareholders'
                           Stock         Income           Equity
                           -----         ------           ------
Balances at
 December 31, 1999         $(23,415)     $(1,602)         $33,409

Net income                      -            -              1,023
Net unrealized
 losses on
 securities, net
 of taxes                       -            (76)             (76)
Total comprehensive                                       -------
 income                                                       947
                                                          -------
Cash dividends paid             -             -              (362)
Proceeds from exercise
 of stock options                53           -                37
Common stock
 repurchased                   (454)          -              (454)
  Balances at              --------       -------         -------
 March 31, 2000            $(23,816)      $(1,678)        $33,305
                           ========       =======         =======

Balances at
 December 31, 2000         $(13,435)      $   755         $47,517

Net income                      -             -             1,345
Net unrealized gains
 on securities, net
 of taxes                       -           1,181           1,181
                                                          -------
Total comprehensive income                                  2,526
                                                          -------
Cash dividends paid             -             -              (504)
Proceeds from
 exercise of stock
 options                         82           -                23
Common stock issued             850           -               789
Common stock
 repurchased                 (2,018)          -            (2,018)
Balances at                --------       -------         -------
 March 31, 2001            $(14,521)      $ 1,936         $48,333
                           ========       =======         =======


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                             Three months ended
                                                   March 31,
                                                2001     2000
                                                ----     ----
Operating Activities
 Net income                                     $ 1,345  $ 1,023
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Provision for loan losses                        -        -
   Provision for depreciation and amortization      232      184
   Amortization of intangible assets                163      -
   Amortization and accretion of securities
    premiums and discounts, net                     (28)      32
   Gains on sales of loan, net                      (59)     (30)
   Loan originated for sale                      (3,285)  (1,153)
   Proceeds from sales of loans
    originated for sale                           3,344    1,183
   Deferred income tax (benefit) provision           42       (8)
   Decrease (increase) in accrued interest income    16     (190)
   Increase in accrued interest expense and other
    liabilities                                   1,472    1,226
   Increase in other assets, net                   (416)    (159)
                                                -------  -------
    Net cash provided by operating activities     2,826    2,078
                                                -------  -------
Investing Activities
 Purchases of securities available-for-sale      (9,545)  (9,775)
 Purchases of mortgage backed securities
  available-for-sale                             (3,307) (19,506)
 Proceeds from maturities and principal
  repayments of securities                          275      468
 Principal collected on mortgage backed
  securities                                      3,410    3,201
 Loan advances, net                              (1,829)  (1,721)
 Payments to improve OREO                           -         (3)
 Purchases of Bank premises
  and equipment, net                                (43)     (25)
                                                -------  -------
    Net cash used by investing activities       (11,039) (27,361)
                                                -------  -------
Financing Activities
 Net increase in deposits                        22,490    7,774
 Net increase in repurchase agreements            1,465      -
 FHLB advances (repayments), net                (14,000)  27,300
 Common Stock repurchased                        (2,018)    (871)
 Proceeds from Common Stock reissued                789      -
 Cash dividends paid                               (504)    (362)
 Proceeds from exercise of stock options             23       37
                                                -------  -------
    Net cash provided by financing activities     8,245   33,878
                                                -------  -------
    Increase in cash and cash equivalents            32    8,595
Cash and federal funds sold, beginning of year   27,813    7,925
                                                -------  -------
Cash and federal funds sold, end of period      $27,845  $16,520
                                                =======  =======
Cash paid during period
 Interest to depositors                         $ 3,834  $ 2,379
 Interest on borrowings                             378      298
 Income taxes                                       560      250
Non-cash transfers
 From Loans to OREO                                 -        109
 From OREO to Loans                                  59      -


                 NEWMIL BANCORP, INC. and SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. ("NewMil") include those of NewMil and its wholly-owned subsidiary, NewMil Bank (the "Bank"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of NewMil and the statements of results and cash flows for the interim periods presented.

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2000.

NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

(dollars in thousands)          Estimated        Gross
                                 fair          unrealized     Amortized
                                 value       gains   losses      cost
March 31, 2001                   -----       -----   ------      ----
US Government Agency notes
 After 1 but within 5 years      $ 10,488    $  665   $ -     $  9,823
Corporate bonds
 After 1 but within 5 years        33,053     1,267     -       31,786
Mortgage backed securities         66,998     1,319     141     65,820
Collateralized mortgage
 obligations                        1,243       -        74      1,317
                                 --------     ------  -----   --------
   Total debt securities          111,782     3,251     215    108,746
Equity securities                   3,527       -       -        3,527
                                 --------     ------  -----   --------
 Total securities
   available-for-sale            $115,309    $3,251   $ 215   $112,273
                                 ========    ======   =====   ========


(dollars in thousands)          Estimated        Gross
                                 fair          unrealized     Amortized
                                 value       gains   losses      cost
December 31, 2000                -----       -----   ------      ----
US Government Agency notes
 After 1 but within 5 years      $ 10,294    $  481   $ -     $  9,813
Corporate bonds
 After 1 within 5 years            22,718       488     -       22,230
Mortgage backed securities         65,525       927     489     65,087
Collateralized mortgage
 obligations                        1,157       -       160      1,317
                                 --------    ------   -----   --------
  Total debt securities            99,694     1,896     649     98,447
Equity securities                   3,527       -       -        3,527
                                 --------    ------   -----   --------
 Total securities
   available-for-sale            $103,221    $1,896   $ 649   $101,974
                                 ========    ======   =====   ========

Securities classified held-to-maturity (carried at amortized cost) were as follows:

(dollars in thousands)          Estimated        Gross
                                 fair          unrealized     Amortized
                                 value       gains   losses      cost
March 31, 2001                   -----       -----   ------      ----

Municipal Bonds
 After 1 but within 5 years      $   250     $   2    $ -     $   252
 After 10 years                   10,543        23      201    10,365
Mortgage backed securities        18,481       553      -      19,034
Collateralized mortgage
 obligations                       6,799        32       80     6,751
                                 -------     -----    -----   -------
 Total securities
  held-to-maturity               $36,073     $ 610    $ 281   $36,402
                                 =======     =====    =====   =======
December 31, 2000
Municipal Bonds
 After 1 but within 5 years      $   250    $  -      $   2   $   248
 After 10 years                   10,545       -        398    10,147
Mortgage backed securities        19,307       296      -      19,603
Collateralized mortgage
 obligations                       7,075         2      222     6,855
                                 -------     -----    -----   -------
 Total securities
  held-to-maturity               $37,177     $ 298    $ 622   $36,853
                                 =======     =====    =====   =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

At March 31, 2001 securities with a carrying value and market value of $1,491,000 and $1,502,000, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $20,066,000 and $20,556,000, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $11,570,000 and $11,765,000, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.

NOTE 3 - LOANS

Major classifications of loans are as follows:

                                           March 31,     December 31,
  (in thousands)                             2001           2000
  Real estate mortgages:                     ----           ----
    One-four family residential              $192,492       $187,755
    Five or more family residential            17,515         19,759
    Commercial                                 66,002         63,089
    Land                                        3,286          3,423
  Commercial and industrial                    32,733         36,390
  Home equity lines of credit                  24,424         24,121
  Installment and other                         3,788          3,868
                                             --------       --------
    Total loans, gross                        340,240        338,405
  Deferred loan origination fees
    and purchase premium, net                   (354)          (343)
  Allowance for loan losses                   (5,454)        (5,518)
                                             --------       --------
    Total loans, net                         $334,432       $332,544
                                             ========       ========
  Impaired loans
    With valuation allowance                     $ 97           $500
    With no valuation allowance                   428            224
                                                 ----           ----
    Total impaired loans                         $525           $724
                                                 ====           ====
    Valuation allowance                          $  4           $238

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

Changes in the allowance for loan losses during the three month periods ended March 31, are as follows:

  (in thousands)                                 2001           2000
                                                 ----           ----
  Balance, beginning of period                 $5,518         $5,029
  Provision for losses                             -              -
  Charge-offs                                     (69)           (51)
  Recoveries                                        5              5
                                               ------         ------
  Balance, end of period                       $5,454         $4,983
                                               ======         ======

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

                                             March 31,     December 31,
   (in thousands)                              2001           2000
                                               ----           ----
   Non-accrual loans                         $1,026         $1,240
   Accruing loans past due
     90 days or more                            418            351
   Accruing troubled debt
     restructured loans                         -              -
                                             ------         ------
   Total non-performing loans                 1,444          1,591
   Other real estate owned                       92            150
                                             ------         ------
     Total non-performing assets             $1,536         $1,741
                                             ======         ======

Other real estate owned (OREO) includes collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt.


NOTE 5 - EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the year. The computation of diluted earnings per share is similar to the computation of basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Shares used in the computations are as follows:

                                           Three months ended
                                                March 31,
(in thousands)                               2001       2000
                                             ----       ----
Basic                                        4,553      3,621
Effect of dilutive stock options               154        171
                                             -----      -----
Diluted                                      4,707      3,792
                                             =====      =====

NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                           Three months ended
                                                March 31,
(in thousands)                               2001       2000
                                             ----       ----
Comprehensive income
  Net income                                 $1,345     $1,023
  Net unrealized gains (losses) on
    securities during period                  1,181        (76)
                                             ------     ------
Comprehensive income                         $2,526     $  947
                                             ======     ======

The components of other comprehensive income, and related tax effects are as follows:

(in thousands)                         Before     Tax       Net of
                                        tax     (expense)    tax
                                       amount    benefit    amount
                                       ------    -------    ------
Three months ended March 31, 2001
Net unrealized gains on securities
  available-for-sale arising
  during the period                    $1,791    $(609)     $1,182
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                 (1)     -            (1)
                                       ------    -----      ------
Net unrealized gains on
  securities during period             $1,790    $(609)     $1,181
                                       ======    =====      ======

Three months ended March 31, 2000
Net unrealized losses on securities
  available-for-sale arising
  during the period                    $ (123)   $  42       $ (81)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                  8       (3)          5

                                       ------    -----       -----
Net unrealized losses on
  securities during period             $ (115)   $  39       $ (76)
                                       ======    =====       =====

NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

                                      Three months ended
                                           March 31,
                                        2001       2000
    (in thousands)                      ----       ----
  Current provision
    Federal                             $ 715      $ 561
    State                                 -          -
                                        -----      -----
      Total                               715        561
                                        -----      -----
  Deferred provision
    Federal                                42         (8)
    State                                 -          -
                                        -----      -----
      Total                                42         (8)
                                        -----      -----
  Income tax provision                  $ 757      $ 553
                                        =====      =====


Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a "passive investment company". In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the three month periods ended March 31, 2001 and 2000 are 35.8% and 35.1%, respectively, and reflect the full impact of the Connecticut legislation.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized".
NewMil and the Bank's regulatory capital ratios at March 31, 2001 are as follows:

                                           NewMil    Bank
                                           ------    ----
   Leverage ratio                          7.21%     7.21%
   Tier I risk-based ratio                11.34%    11.34%
   Total risk-based ratio                 12.59%    12.59%


Restrictions on Subsidiary's Dividends and Payments
NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil for the three month period ended March 31, 2001 is $785,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.


NewMil Bancorp, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of NewMil and its subsidiary should be read in conjunction with NewMil's Annual Report on Form 10-K for the period ended December 31, 2000.

BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for NewMil Bank ("Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. NewMil's principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and conducts its business from eighteen full-service offices in Litchfield, Fairfield and New Haven Counties and one special needs office in New Haven County. NewMil and the Bank were formed in 1987 and 1858, respectively.

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

RESULTS OF OPERATIONS
For the three month periods ended March 31, 2001 and 2000

Overview
--------
NewMil earned net income of $1,345,000, or 29 cents per share
(diluted), for the quarter ended March 31, 2001 as compared with $1,023,000, or 27 cents per share (diluted), for the quarter ended March 31, 2000.

Analysis of net interest and dividend income
--------------------------------------------
Net interest and dividend income increased $1,305,000, or 36.8%, for the quarter ended March 31, 2001 as compared with the prior year period. This increase resulted from a $141.6 million increase in average earning assets, offset in part by a 12 basis point decrease in the net interest margin. The increase in earning assets is due to both the Nutmeg acquisition and internal growth in the Bank's assets and liabilities.

The decrease in the net interest margin, to 3.99% from 4.11%, is due mostly to the effects of lower market interest rates and their impact on asset/liability repricing during 2001 as compared with 2000 and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended March 31, 2001       Average    Income/     Average
(dollars in thousands)                  balance    expense    yield/rate
                                        -------    -------    ----------
Loans(a)                                $336,003   $6,883        8.19%
Mortgage backed securities(b)             85,695    1,438        6.71
Other securities(b)(c)                    64,617    1,028        6.36
                                        --------   ------
  Total earning assets                   486,315    9,349        7.69
Other assets                              32,995   ------
                                        --------
  Total assets                          $519,310
                                        --------

NOW accounts                            $ 50,454      141        1.12
Money market accounts                    112,442    1,087        3.87
Savings & other                           64,561      401        2.48
Certificates of deposit                  176,112    2,461        5.59
                                        --------   ------
  Total interest-bearing deposits        403,569    4,090        4.05
Borrowings                                29,067      411        5.66
                                        --------   ------
  Total interest-bearing funds           432,636    4,501        4.16
Demand deposits                           34,095   ------
Other liabilities                          4,772
Shareholders' equity                      47,807
                                        --------
     Total liabilities and
     shareholders' equity               $519,310
                                        ========

Net interest income                                $4,848
                                                   ======
Spread on interest-bearing funds                                 3.53
Net interest margin (d)                                          3.99


Three months ended March 31, 2000       Average    Income/     Average
(dollars in thousands)                  balance    expense    yield/rate
                                        -------    -------    ----------
Loans (a)                               $219,544   $4,307        7.85%
Mortgage backed securities (b)            84,571    1,387        6.56
Other securities (b)(c)                   40,625      610        6.01
                                        --------   ------
  Total earning assets                   344,740    6,304        7.31
Other assets                              11,060   ------
                                        --------
  Total assets                          $355,800
                                        ========

NOW accounts                            $ 37,324      105        1.13
Money market accounts                     67,901      497        2.93
Savings & other                           48,893      296        2.42
Certificates of deposit                  123,762    1,493        4.83
                                        --------   ------
  Total interest-bearing deposits        277,880    2,391        3.44
Borrowings                                24,789      370        5.97
                                        --------   ------
  Total interest-bearing funds           302,669    2,761        3.65
Demand deposits                           18,180   ------
Other liabilities                          1,947
Shareholders' equity                      33,004
                                        --------
  Total liabilities and
  shareholders' equity                  $355,800
                                        ========

Net interest income                                $3,543
                                                   ======
Spread on interest-bearing funds                                 3.66
Net interest margin (d)                                          4.11


(a)  Includes non-accrual loans.
(b)  Average balances of investments are based upon historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d)  Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume and rate.

Three months ended March 31,               2001 versus 2000
(dollars in thousands)                Change in interest due to
                                 Volume    Rate    Vol/rate   Net
                                 ------    ----    --------   ---
Interest-earning assets:
   Loans                         $2,285    $ 190    $ 101     $2,576
   Mortgage backed securities        18       33        0         51
   Other securities                 360       36       22        418
                                 ------    -----    -----     ------
     Total                        2,663      259      123     $3,045
                                 ------    -----    -----     ------
Interest-bearing liabilities:
   Deposits                       1,081      426      192      1,699
   Borrowings                        64      (20)      (3)        41
                                 ------    -----    -----     ------
     Total                        1,145      406      189      1,740
                                 ------    -----    -----     ------
Net change to interest income    $1,518    $(147)   $ (66)    $1,305
                                 ======    =====    =====     ======


Interest income
---------------
Total interest and dividend income increased $3,045,000, or 48.3%, for the quarter ended March 31, 2001 as compared with the same period a year ago. Loan income increased $2,576,000, or 59.8%, as a result of higher average loan balances and a higher average yield. Average loans increased $116.5 million, or 53.0%, due to internal growth and the Nutmeg acquisition. The increase in the average loan yield, up 34 basis points, was due to higher market interest rates throughout 2000, and to changes in portfolio mix. Investment income increased $469,000, or 23.5%, as a result of higher average volume and higher average yields. Average securities increased $25.1 million, or 20.1%. The increase in average investment yield, up 18 basis points, was due to higher rates on new securities added during 2000, and to changes in portfolio mix.

Interest expense
----------------
Interest expense for the quarter ended March 31, 2001 increased $1,740,000, or 63.0%, as compared with the same period a year ago as a result of the Nutmeg acquisition and internal deposit growth, higher average borrowings, and higher interest rates on CD's and money market accounts. Deposit expense increased $1,699,000, or 71.0%, as a result higher deposit volume, higher CD rates, higher money market rates and changes in deposit mix. Average interest-bearing deposits increased $125.7 million, or 45.2%. The average cost of interest-bearing deposits increased 61 basis points. Interest expense on borrowings increased $41,000, or 11.1%, as a result of increased average borrowings, up $4.3 million, offset in-part by a lower borrowing cost, down 31 basis points.

Provision and Allowance for loan losses
---------------------------------------
NewMil made no provision for loan losses during the quarters ending March 31, 2001 and 2000. During the past year the allowance for loan losses has benefited from an improvement in loan quality, offset in-part by modest loan portfolio growth. These factors have enabled the Bank to reduce its provision for loan losses while maintaining reserve adequacy. The following table sets forth key ratios for the periods presented.

                                    March 31,  December 31,  March 31,
                                      2001        2000         2000
                                      ----        ----         ----
Ratio of allowance for loan losses:
   to non-performing loans            377.8%      346.8%       394.9%
   to total gross loans                 1.6         1.6          2.3
  Ratio of non-performing loans
   to total loans                       0.4         0.5          0.6


During the quarter ended March 31, 2001 non-performing loans declined $148,000, or 9.3%, while gross loans increased $1.8 million, or 0.54%. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-
Performing Assets".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment the allowance for loan losses at March 31, 2001, is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was last examined by its banking regulators in February 2001 and no additions to the allowance were requested as a result of this examination.

The allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses is computed by taking the portfolio and segregating it into various risk rating categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the risk rating. In addition the Bank maintains an unallocated reserve. The level of unallocated reserves increased to $463,000 at March 31, 2001 from $361,000 at December 31, 2001.

Non-interest income
-------------------
The following table details the principal categories of non-interest income.

  (in thousands)                       2001     2000        Change
                                       ----     ----        ------
  Service charges on deposit accounts  $ 484    $ 312    $ 172    55.1%
  Gains on sales of mortgage
    loans, net                            59       30       29    96.7
  Loan servicing                          41       16       25   156.3
  Other                                  100       83       17    20.5
                                       -----    -----    -----
    Total non-interest income          $ 684    $ 441    $ 243    55.1
                                       =====    =====    =====


The increase in non-interest income results primarily from increased service fee income due to the increase in the number of deposit accounts serviced during the 2001 period as compared with the 2000 period, as a result of the Nutmeg acquisition and internal deposit growth during the period. The increase in gains on sales of residential mortgage loans resulted from higher loan sales volume, $3.3 million in 2001 compared to $1.3 million in 2000. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold with servicing rights released. The increase in loan servicing fees resulted from the addition of a loan servicing portfolio with the Nutmeg acquisition.

Operating expenses
The following table details the principal categories of operating expenses.

  (in thousands)                 2001     2000            Change
                                 ----     ----            ------
  Compensation                   $1,695   $1,290      $ 405    31.4%
  Occupancy                         328      242         86    35.5
  Equipment                         331      217        114    52.5
  Professional                      149      142          7     4.9
  Postage and telecommunications    123       90         33    36.7
  Printing and office supplies      101       75         26    34.7
  Marketing                          74       56         18    32.1
  Service bureau                     83       53         30    56.6
  Amortization of intangible assets 163       -         163     -
  Other                             420      226        194    85.8
                                 ------   ------     ------
    Total operating expenses     $3,430   $2,408     $1,022    42.4
                                 ======   ======     ======


The increase in compensation expense for the quarter ended March 31, 2001 as compared with the prior year period was due primarily to additional staffing, including the Nutmeg acquisition, and year-over-year salary increases of approximately 4.5%, offset in-part by lower incentive compensation expense in 2001. The increase in occupancy and equipment expense results from the additional Nutmeg branch locations, related increases in equipment maintenance and depreciation expense and the implementation of the Bank's internet banking product in May 2000. The increase in postage and telecommunications is due to the higher number of loan and deposit accounts serviced, increased postage costs and additional branch locations. The increase in printing and office supplies is also due primarily to the additional Nutmeg branch locations. Marketing expense increased primarily as a result of increased advertising costs as a result of the new market areas acquired in the Nutmeg acquisition. The amortization of intangible assets relates to the Nutmeg acquisition, accounted for as a purchase transaction. Changes in other operating expense also reflect the Nutmeg acquisition and other internal asset growth.

Income taxes
------------
Net income for the quarter included an income tax provision of $757,000, representing a 35.8% effective rate, as compared with a provision of $553,000 a year ago, representing a 35.1% effective rate.


FINANCIAL CONDITION

During the three month period ended March 31, 2001 total assets increased $12.2 million, or 2.3%, to $535.8 million. This increase was due to deposit growth of $22.5 million, or 5.1%, offset by a decrease in borrowings of $12.5 million or 39.1%. During the three month period securities increased $11.0 million, or 7.8%, while net loans increased $1.9 million, or 0.6%. Non-performing assets declined slightly to $1,536,000, or 0.29% of total assets at March 31, 2001.

Securities
----------
During the quarter securities increased $11.0 million, or 7.8%, to $151.4 million at March 31, 2001. During the period NewMil purchased $3.3 million of fixed rate mortgage backed securities and $9.5 million of corporate bonds.

NewMil's securities portfolio consists of US Goverment Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs), and Federal Home Loan Bank and other equity securities. At March 31, 2001, the portfolio had a projected weighted average duration and life of 4.0 years and 5.6 years, respectively, based on median projected prepayment speeds at current interest rates. At March 31, 2001, securities totaling $115.3 million, or 76.2%, were classified as available-for-sale and securities totaling $36.1 million, or 23.8%, were classified as held-to-maturity.

Loans
-----
During the three month period ended March 31, 2001 net loans grew $1.9 million, or 0.6%. Loan originations and advances totaled $22.5 million, while loan repayments and loans sold in the secondary market were $17.3 million and $3.3 million, respectively. Major classifications of loans are as follows:

                                           March 31,     December 31,
   (in thousands)                            2001           2000
                                             ----           ----
  Real estate mortgages:
    One-four family residential              $192,492       $187,755
    Five or more family residential            17,515         19,759
    Commercial                                 66,002         63,089
    Land                                        3,286          3,423
  Commercial and industrial                    32,733         36,390
  Home equity lines of credit                  24,424         24,121
  Installment and other                         3,788          3,868
                                             --------       --------
    Total loans, gross                        340,240        338,405

  Deferred loan origination fees
    and purchase premium, net                    (354)          (343)
  Allowance for loan losses                    (5,454)        (5,518)
                                             --------       --------
    Total loans, net                         $334,432       $332,544
                                             ========       ========


The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works with several government-assisted lending programs. The Residential Mortgage Department, in addition to traditional portfolio lending, originates loans for sale to the secondary market on a service-released basis, which enables the Bank to offer a very comprehensive mortgage product line. The department also offers home equity loans and lines of credit and consumer installment loans.

Non-performing assets
The following table details the composition of non-performing assets as of March 31, 2001.

Non-Performing Assets               Accruing
(dollars in thousands)                loans                  Total
                            Non-    past due                  non-
                          accrual     90 or                performing
                           loans    more days      OREO      assets
March 31, 2001             -----    ---------      ----      ------
Real estate:
  Residential              $  598     $ 415        $ -       $1,013
  Commercial                   25       -             92        117
  Land and land
  development                 403       -            -          403
Collateral and
  installment loans           -           3          -            3
                           ------     -----        -----     ------
  Totals                   $1,026     $ 418        $  92     $1,536
                           ======     =====        =====     ======


The following table details changes in non-performing assets during the three month periods ended March 31.

(in thousands)                                  2001      2000
                                                ----      ----
Balance, beginning of year                     $1,741    $2,094
Loans placed on non-accrual status                 66       195
Change in accruing loans past
  due 90 or more days, net                        258      (194)
Payments to improve OREO                          -           3
Loan payments                                    (203)     (379)
Loans returned to accrual status                 (268)      (99)
Loan charge-offs                                  -         (51)
OREO returned to loan status                      (58)      -
                                               ------    ------
Balance, end of period                         $1,536    $1,569
                                               ======    ======
Percent of total assets                          0.29%     0.41%


During the three month period ended March 31, 2001 non-performing assets remained relatively unchanged, at $1,536,000, due principally to an increase in loans 90 days past due and accruing, offset by a decrease in OREO and non-accrual loans. Additions to non-accrual loans generally represent loans that had previously been classified on NewMil's internally monitored list and had been adequately reserved. Additions to loans 90 days past due and still accruing represent loans that are classified on NewMil's internally monitored list, have adequate collateral value, and are in the process of collection.

In addition to non-performing assets, at March 31, 2001 NewMil had $3,060,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

LIQUIDITY

NewMil manages its liquidity position to ensure that there is sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. NewMil's primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and Federal Home Loan Bank advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities.

Operating activities for the three month period ended March 31, 2001 provided net cash of $2,825,000. Investing activities used net cash of $11,039,000, principally as a result of securities purchases and net loans advances offset, in part, by securities repayments and maturities. Financing activities provided net cash of $8,246,000, principally from increases in deposits and repurchase agreements, offset in part by FHLB repayments, cash dividends paid and treasury stock purchases.

At March 31, 2001, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $141.6 million, to net deposits and short term unsecured liabilities, was 59.0%, well in excess of NewMil's minimum guideline of 15%. At March 31, 2001, NewMil had outstanding commitments to fund new loan originations of $4.6 million, construction mortgage commitments of $7.4 million and unused lines of credit of $41.2 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

During the three month period ended March 31, 2001 shareholders' equity increased $816,000, to $48,333,000, while book value per share increased $0.38 to $10.73. The increase in shareholders' equity resulted from net income of $1,345,000, or $0.29 per share (diluted), net unrealized gains on securities available-for-sale of $1,181,000, net of taxes, common stock issued of $789,000 and stock option exercise proceeds of $23,000, offset by treasury stock purchases of $2,018,000 and dividend payments of $504,000.

Capital requirements
--------------------
NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 2001 NewMil's tier 1 leverage capital ratio was 7.21% and its tier 1 and total risk-based capital ratios were 11.34% and 12.59%, respectively. At March 31, 2001 the Bank's tier 1 leverage capital ratio was 7.21% and its tier 1 and total risk-based capital ratios were 11.34% and 12.59%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividends
---------
NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net earnings for the current calendar year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil as of March 31, 2001 was $785,000. In some instances, further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting was held on May 3, 2001. The following matters were considered and voted on, as certified by the election officer at the annual meeting:

                           Votes        Votes      Votes
                           For          Against    Withheld
                           ---          -------    --------
Director Election
Laurie G. Gonthier         3,614,753       -          -
 for 3 year term

Director Election
Paul N. Jaber              3,614,783       -          -
 for 3 year term

Director Election
Robert J. McCarthy         3,607,783       -          -
 for 3 year term

Director Election
Suzanne L. Powers          3,615,173       -          -
 for 3 year term

Ratification of
 PricewaterhouseCoopers LLP
 as auditors               3,602,469    68,171      8,510

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


                     NEWMIL BANCORP, INC.



May 14, 2001         By    /s/ Francis J. Wiatr
                     Francis J. Wiatr,
                     Chairman, President and CEO



May 14, 2001         By    /s/ B. Ian McMahon
                     B. Ian McMahon,
                     Chief Financial Officer