Form 10-Q
period 2001-06-30
NEWMIL BANCORP INC
filed 2001-08-14
CIK 807524

Washington, D.C. 20549

                            FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended
                          June 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of June 30, 2001 is 4,490,760.




               NEWMIL BANCORP, INC. and SUBSIDIARY

                        TABLE OF CONTENTS
                                                              Page

          PART I  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Consolidated Balance Sheets as of
          June 30, 2001 and December 31, 2000. . . . . . . . . .3

          Consolidated Statements of Income
          for the three month and six month periods
          ended June 30, 2001 and 2000 . . . . . . . . . . . . .4

          Consolidated Statements of Changes in
          Shareholders' Equity for the six month
          periods ended June 30, 2001 and 2000 . . . . . . . . .5

          Consolidated Statements of Cash Flows
          for the six month periods ended
          June 30, 2001 and 2000 . . . . . . . . . . . . . . . .6

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

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . 25

Item 4    Submission of matters to a vote of
          security holders . . . . . . . . . . . . . . . . . . 25

Item 5    Other information. . . . . . . . . . . . . . . . . . 25

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . 25


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                             June 30,    December 31,
                                              2001          2000
                                              ----          ----
                                           (unaudited)
ASSETS
Cash and due from banks                     $ 27,506     $ 21,784
Federal funds sold                             9,380        6,029
                                            --------     --------
 Total cash and cash equivalents              36,886       27,813
Securities:
 Available-for-sale at market                129,920      103,221
 Held-to-maturity at amortized cost
  (market value: $34,521 and $36,853)         34,410       37,177
Loans (net of allowance for
 loan losses: $5,476 and $5,518)             344,119      332,544
Other real estate owned                           92          150
Bank premises and equipment, net               6,236        6,491
Accrued income                                 3,521        3,499
Intangible assets (net of accumulated
  amortization: $408 and $82)                  9,223        9,459
Deferred tax asset, net                          764        1,135
Other assets                                   2,554        2,089
                                            --------     --------
   Total Assets                             $567,725     $523,578
                                            ========     ========

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)              $ 41,347     $ 37,325
 NOW accounts                                 70,122       54,785
 Money market                                114,056      107,131
 Savings and other                            66,358       65,657
 Certificates of deposit                     178,175      172,895
                                            --------     --------
   Total deposits                            470,058      437,793
Federal Home Loan Bank advances               37,985       27,500
Repurchase Agreements                          5,528        4,591
Accrued interest and other liabilities         5,602        6,177
                                            --------     --------
   Total Liabilities                         519,173      476,061
                                            --------     --------

Commitments and contingencies                    -            -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,990,138 shares                    2,995        2,995
 Paid-in capital                              42,628       42,755
 Retained earnings                            16,222       14,447
 Accumulated other comprehensive income        1,368          755
 Treasury stock, at cost - 1,499,378
  and 1,398,963 shares                       (14,661)     (13,435)
                                            --------     --------
   Total Shareholders' Equity                 48,552       47,517
                                            --------     --------
   Total Liabilities and
      Shareholders' Equity                  $567,725     $523,578
                                            ========     ========

The accompanying notes are an integral part of the consolidated financial statements.


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)

                                       Three months       Six months
                                           ended            ended
                                          June 30          June 30
                                       2001    2000     2001     2000
                                       ----    ----     ----     ----
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans            $6,777  $4,452   $13,660  $ 8,759
 Interest and dividends on securities   2,535   2,383     4,929    4,351
 Interest on federal funds sold            48      30       121       59
                                       ------  ------   -------  -------
 Total interest and dividend income     9,360   6,865    18,710   13,169
                                       ------  ------   -------  -------
INTEREST EXPENSE
 Deposits                               3,882   2,701     7,973    5,092
 Borrowed funds                           375     505       785      875
                                       ------  ------   -------  -------
  Total interest expense                4,257   3,206     8,758    5,967
                                       ------  ------   -------  -------
Net interest and dividend income        5,103   3,659     9,952    7,202

PROVISION FOR LOAN LOSSES                 -        25       -         25
                                       ------  ------   -------  -------
Net interest and dividend
 income after provision
  for loan losses                       5,103   3,634     9,952    7,177
                                       ------  ------   -------  -------
NON-INTEREST INCOME
 Service charges on deposit accounts      515     345       999      657
 Gains on sale of mortgage loans, net     131      33       190       63
 Gains on sale of OREO property           -        23       -         23
 Loan servicing fees                       38      16        79       31
 Other                                    105      93       204      177
                                       ------  ------   -------  -------
  Total non-interest income               789     510     1,472      951
                                       ------  ------   -------  -------
NON-INTEREST EXPENSE
 Compensation                           1,813   1,257     3,507    2,548

 Occupancy                                316     272       644      514
 Equipment                                330     282       661      499
 Professional                             178      68       327      209
 Postage and telecommunications           143      87       266      177
 Printing and office supplies             110      82       211      157
 Marketing                                117     130       190      186
 Service bureau                            90      57       173      110
 Amortization of intangible assets        163     -         326      -
 Other                                    405     258       790      501
                                       ------  ------   -------  -------
  Total non-interest expense            3,665   2,493     7,095    4,901
                                       ------  ------   -------  -------
Income before income taxes              2,227   1,651     4,329    3,227
Provision for income taxes                799     563     1,556    1,116
                                       ------  ------   -------  -------
NET INCOME                             $1,428  $1,088   $ 2,773  $ 2,111
                                       ======  ======   =======  =======

Per common share
Diluted earnings                        $0.31   $0.29     $0.59    $0.56
Basic earnings                           0.32    0.30      0.61     0.58
Cash dividends                           0.11    0.10      0.22     0.20

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                        Common Stock       Paid-in      Retained
                      Shares    Amount     capital      earnings
                      ------    ------     -------      --------
Balances at
 December 31, 1999    5,990,138  $2,995    $43,348      $11,811

Net income                  -       -          -          2,111
Net unrealized
 gains on
 securities, net
 of taxes                   -       -          -            -
Total comprehensive
 income

Cash dividends paid         -       -          -           (723)
Proceeds from exercise
 of stock options           -       -          (16)         -
Common stock
 repurchased                -       -          -            -
                      ---------  ------    -------      -------
  Balances at
 June 30, 2000        5,990,138  $2,995    $43,332      $13,199
                      =========  ======    =======      =======
Balances at
 December 31, 2000    5,990,138  $2,995    $42,755      $14,447

Net income                  -       -          -          2,773
Net unrealized gains
 on securities, net
 of taxes                   -       -          -            -
Total comprehensive
 income

Cash dividends paid         -       -          -           (998)
Proceeds from
 exercise of stock
 options                    -       -          (66)         -
Common stock issued         -       -          (61)         -
Common stock
 repurchased                -       -          -            -
                      ---------  ------    -------      -------
Balances at
 June 30, 2001        5,990,138  $2,995    $42,628      $16,222
                      =========  ======    =======      =======

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)

                                        Accumulated
                                           other           Total
                          Treasury     comprehensive    shareholders'
                           stock           Income          equity
                           -----           ------          ------
Balances at
 December 31, 1999         $(23,415)       $(1,602)        $33,137

Net income                      -              -             2,111
Net unrealized
 gains on
 securities, net
 of taxes                       -              240             240
                                                           -------
Total comprehensive
 income                                                      2,351
                                                           -------
Cash dividends paid             -              -              (723)
Proceeds from exercise
 of stock options                52            -                36
Common stock
 repurchased                   (476)           -              (476)
                           --------        -------         -------
  Balances at
 June 30, 2000             $(23,839)       $(1,362)        $34,325
                           ========        =======         =======
Balances at
 December 31, 2000         $(13,435)       $   755         $47,517

Net income                      -              -             2,773
Net unrealized gains
 on securities, net
 of taxes                       -              613             613
                                                           -------
Total comprehensive
 income                                                      3,386
                                                           -------
Cash dividends paid             -              -              (998)
Proceeds from
 exercise of stock
 options                         91            -                25
Common stock issued             850            -               789
Common stock
 repurchased                 (2,167)           -            (2,167)
                           --------        -------         -------
Balances at
 June 30, 2001             $(14,661)       $ 1,368         $48,552
                           ========        =======         =======

The accompanying notes are an integral part of the consolidated financial statements.


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)                                   Six months ended
(unaudited)                                            June 30,
                                                 2001        2000
                                                 ----        ----
Operating Activities
  Net income                                     $ 2,773     $ 2,111
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Provision for loan losses                        -            25
    Provision for depreciation and amortization      471         392
    Amortization of intangible assets                326         -
    Amortization and accretion of securities
      premiums and discounts, net                    (28)          2
    Gains on sales of loan, net                     (190)        (63)
    Gain on sale of OREO                             -           (23)
    Loan originated for sale                     (10,716)     (2,778)
    Proceeds from sales of loans originated
      for sale                                    10,906       2,841
    Deferred income tax (benefit) provision           84         (12)
    Increase in accrued interest income              (52)       (587)
    (Decrease) increase in accrued interest expense
      and other liabilities                         (575)        967
    Increase in other assets, net                   (553)       (625)
                                                 -------     -------
      Net cash provided by operating activities    2,446       2,250
                                                 -------     -------
Investing Activities
  Purchases of securities available-for-sale     (29,629)    (23,682)
  Purchases of mortgage backed securities
    available-for-sale                            (3,307)    (19,506)
  Proceeds from maturities and principal
    repayments of securities                         920       1,136
  Principal collected on mortgage backed
    securities                                     9,041       6,689
  Loan advances, net                             (11,517)     (9,784)
  Payments to improve OREO                           -            (3)
  Proceeds from sales of OREO                        -           208
  Purchases of Bank premises
    and equipment, net                              (217)        (66)
                                                 -------     -------
      Net cash used by investing activities      (34,709)    (45,008)
                                                 -------     -------
Financing Activities
  Net increase in deposits                        32,265      20,369
  Net increase in repurchase agreements              937         -
  FHLB advances, net                              10,485      28,250
  Common Stock repurchased                        (2,167)       (476)
  Proceeds from Common Stock reissued                789         -
  Cash dividends paid                               (998)       (723)
  Proceeds from exercise of stock options             25          36
                                                 -------     -------
       Net cash provided by financing activities  41,336      47,456
                                                 -------     -------
       Increase in cash and cash equivalents       9,073       4,698
Cash and federal funds sold, beginning of period  27,813       7,925
                                                 -------     -------
Cash and federal funds sold, end of period       $36,886     $12,623
                                                 =======     =======
Cash paid during period
  Interest to depositors                         $ 7,787     $ 5,021
  Interest on borrowings                             693         809
  Income taxes                                     1,430         906
Non-cash transfers
  From Loans to OREO                                 -           336
  From OREO to Loans                                  59         -
  Financed Portion of OREO sale                      -           218

The accompanying notes are an integral part of the consolidated financial statements.

              NEWMIL BANCORP, INC. and SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. ("NewMil") include those of NewMil and its wholly-owned subsidiary, NewMil Bank (the "Bank"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of NewMil and the statements of income and shareholders equity and cash flows for the interim periods presented.

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2000.

New Accounting Pronouncements
-----------------------------
In June 2001 the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" (SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively for NewMil. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. NewMil is currently reviewing the provisions of SFAS 141 and 142 and assessing the impact of adoption.


NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

(dollars in thousands)            Estimated      Gross
                                    fair       unrealized     Amortized
                                   value     gains   losses      cost
                                   -----     -----   ------      ----
June 30, 2001
US Government Agency notes
 After 1 but within 5 years       $ 10,209   $  375  $ -      $  9,834
Corporate bonds
 After 1 but within 5 years         37,985    1,194     10      36,801
Mortgage backed securities          62,259    1,115    242      61,386
Collateralized mortgage
 obligations                        15,938      -      262      16,200
                                  --------   ------  -----    --------
  Total debt securities            126,391    2,684    514     124,221
Federal Home Loan Bank stock
 and other equity securities         3,529        2    -         3,527
                                  --------   ------  -----    --------
 Total securities
  available-for-sale              $129,920   $2,686  $ 514    $127,748
                                  ========   ======  =====    ========

December 31, 2000
US Government Agency notes
 After 1 but within 5 years       $ 10,294   $  481  $ -      $  9,813
Corporate bonds
 After 1 but within 5 years         22,718      488    -        22,230
Mortgage backed securities          65,525      927    489      65,087
Collateralized mortgage
 obligations                         1,157      -      160       1,317
                                  --------   ------  -----    --------
  Total debt securities             99,694    1,896    649      98,447
Federal Home Loan Bank stock
 and other equity securities         3,527      -      -         3,527
                                  --------   ------  -----    --------
 Total securities
  available-for-sale              $103,221   $1,896  $ 649    $101,974
                                  ========   ======  =====    ========

Securities classified held-to-maturity (carried at amortized cost) were as follows:

(dollars in thousands)                            Gross       Estimated
                                  Amortized     unrealized      fair
                                   cost (a)   gains   losses   value
                                   --------   -----   ------   -----
June 30, 2001
Municipal Bonds
 After 1 but within 5 years        $   250    $ -     $   9    $   241
 After 10 years                     10,541        7     328     10,220
Mortgage backed securities          17,279      415     -       17,694
Collateralized mortgage
 obligations                         6,340       41      15      6,366
                                   -------    -----   -----    -------
 Total securities
  held-to-maturity                 $34,410    $ 463   $ 352    $34,521
                                   =======    =====   =====    =======
December 31, 2000
Municipal Bonds
 After 1 but within 5 years        $   250    $ -     $   2    $   248
 After 10 years                     10,545      -       398     10,147
Mortgage backed securities          19,307      296     -       19,603
Collateralized mortgage
 obligations                         7,075        2     222      6,855
                                   -------    -----   -----    -------
 Total securities
  held-to-maturity                 $37,177    $ 298   $ 622    $36,853
                                   =======    =====   =====    =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

At June 30, 2001 securities with a carrying value and market value of $1,491,000 and $1,485,000, respectively, were pledged as collateral against public funds, and securities with a carrying value and market value of $19,756,000 and $19,764,000, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $10,726,000 and $10,975,000, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.

NOTE 3 - LOANS

Major classifications of loans are as follows:

                                               June 30,   December 31,
    (in thousands)                               2001        2000
    Real estate mortgages:                       ----        ----
      One-four family residential                $189,435    $187,755
      Five or more family residential              16,501      19,759
      Commercial                                   74,760      63,089
      Land                                          3,251       3,423
    Commercial and industrial                      36,445      36,390
    Home equity lines of credit                    25,880      24,121
    Installment and other                           3,704       3,868
                                                 --------    --------
      Total loans, gross                          349,976     338,405
    Deferred loan origination fees
      and purchase premium, net                      (381)       (343)
    Allowance for loan losses                      (5,476)     (5,518)
                                                 --------    --------
      Total loans, net                           $344,119    $332,544
                                                 ========    ========
    Impaired loans
      With valuation allowance                       $ 97        $500
      With no valuation allowance                     428         224
                                                     ----        ----
      Total impaired loans                           $525        $724
                                                     ====        ====
      Valuation allowance                            $  4        $238

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

Changes in the allowance for loan losses during the six month periods ended June 30, are as follows:

    (in thousands)                              2001        2000
                                                ----        ----
    Balance, beginning of period                $5,518      $5,029
    Provision for losses                           -            25
    Charge-offs                                    (69)       (155)
    Recoveries                                      27          79
                                                ------      ------
    Balance, end of period                      $5,476      $4,978
                                                ======      ======

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

                                               June 30,   December 31,
    (in thousands)                               2001        2000
                                                 ----        ----
    Non-accrual loans                            $  972      $1,240
    Accruing loans past due
      90 days or more                               671         351
    Accruing troubled debt
      restructured loans                            -           -
                                                 ------      ------
    Total non-performing loans                    1,643       1,591
    Other real estate owned                          92         150
                                                 ------      ------
      Total non-performing assets                $1,735      $1,741
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

                                 Three months       Six months
                                     ended            ended
                                   June 30,          June 30,
(in thousands)                   2001     2000      2001     2000
                                 ----     ----      ----     ----
Basic                            4,491    3,607     4,521    3,614

Effect of dilutive stock options   152      149       162      169
                                 -----    -----     -----    -----
Diluted                          4,643    3,756     4,683    3,783
                                 =====    =====     =====    =====

NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                 Three months       Six months
                                     ended            ended
                                   June 30,          June 30,
(in thousands)                   2001     2000      2001     2000
                                 ----     ----      ----     ----

Comprehensive income
  Net income                     $1,428   $1,088    $2,773   $2,111
  Net unrealized gains on
    securities during period       (568)     316       613      240
                                 ------   ------    ------   ------
Comprehensive income             $  860   $1,404    $3,386   $2,351
                                 ======   ======    ======   ======

The components of other comprehensive income, and related tax effects are as follows:

(in thousands)                         Before     Tax        Net of
                                        tax     (expense)     tax
                                       amount    benefit     amount
                                       ------    -------     ------
Three months ended June 30, 2001
Net unrealized gains on securities
  available-for-sale arising
  during the period                    $(860)    $ 293       $  (567)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                (1)      -              (1)
                                       -----     -----         -----
Net unrealized gains on
  securities during period             $(861)    $ 293         $(568)
                                       =====     =====         =====

Three months ended June 30, 2000
Net unrealized losses on securities
  available-for-sale arising
  during the period                    $ 474     $(162)        $ 312
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                 6        (2)            4
                                       -----     -----         -----
Net unrealized losses on
  securities during period             $ 480     $(164)        $ 316
                                       =====     =====         =====

Six months ended June 30, 2001
Net unrealized gains on securities
  available-for-sale arising
  during the period                    $ 931     $(316)        $ 615
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                (2)      -              (2)
                                       -----     -----         -----
Net unrealized gains on
  securities during period             $ 929     $(316)        $ 613
                                       =====     =====         =====

Six months ended June 30, 2000
Net unrealized losses on securities
  available-for-sale arising
  during the period                    $ 351     $(120)        $ 231
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                14        (5)            9
                                       -----     -----         -----
Net unrealized losses on
  securities during period             $ 365     $(125)        $ 240
                                       =====     =====         =====

NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

                           Three months ended      Six months ended
                                June 30,              June 30,
     (in thousands)        2001          2000      2001        2000
                           ----          ----      ----        ----
     Current provision
      Federal              $ 757         $ 567     $1,472      $1,128

      State                  -             -          -           -
                           -----         -----     ------      ------
        Total                757           567      1,472       1,128
                           -----         -----     ------      ------
    Deferred provision
      Federal                 42            (4)        84         (12)
      State                  -             -          -           -
    Total                     42            (4)        84         (12)
                           -----         -----     ------      ------
    Income tax provision   $ 799         $ 563     $1,556      $1,116
                           =====         =====     ======      ======

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a "passive investment company". In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the six month periods ended June 30, 2001 and 2000 are 35.9% and 34.6%, respectively, and reflect the full impact of the Connecticut legislation.


NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
--------------------
NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at June 30, 2001 are as follows:

                                         NewMil       Bank
                                         ------       ----
 Leverage ratio                          7.00%        6.93%
 Tier I risk-based ratio                 11.16%      11.04%
 Total risk-based ratio                  12.42%      12.30%

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

RESULTS OF OPERATIONS
For the three month periods ended June 30, 2001 and 2000

Overview
--------
NewMil earned net income of $1,428,000, or 31 cents per share
(diluted), for the quarter ended June 30, 2001 as compared with $1,088,000, or 29 cents per share (diluted), for the quarter ended June 30, 2000.

Analysis of net interest and dividend income
--------------------------------------------
Net interest and dividend income increased $1,444,000, or 39.5%, for the quarter ended June 30, 2001 as compared with the prior year period. This increase resulted from a $138.5 million increase in average earning assets, as well as a 5 basis point increase in the net interest margin. The increase in earning assets is due to both the Nutmeg acquisition and internal growth. The increase in the net interest margin, to 4.01% from 3.96%, is due mostly to the effects of lower market interest rates and their impact on asset/liability repricing during 2001 as compared with 2000 and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended June 30, 2001     Average     Income/     Average
(dollars in thousands)               balance     expense   yield/rate
                                     -------     -------   ----------
Loans(a)                             $344,659    $6,777      7.87%
Mortgage backed securities(b)          81,991     1,352      6.60
Other securities(b)(c)                 81,338     1,231      6.05
                                     --------    ------
 Total earning assets                 507,988     9,360      7.37
Other assets                           39,268    ------
                                     --------
 Total assets                        $547,256
                                     ========

NOW accounts                         $ 59,369       167      1.13
Money market accounts                 119,714       957      3.20
Savings & other                        65,329       391      2.39
Certificates of deposit               176,616     2,367      5.36
                                     --------    ------
 Total interest-bearing deposits      421,028     3,882      3.69
Borrowings                             33,820       375      4.44
                                     --------    ------
 Total interest-bearing funds         454,848     4,257      3.74
Demand deposits                        38,055    ------
Other liabilities                       5,995
Shareholders' equity                   48,358
                                     --------
 Total liabilities and
  shareholders' equity               $547,256
                                     ========
Net interest income                              $5,103
                                                 ======
Spread on interest-bearing funds                             3.63
Net interest margin (d)                                      4.01

Three months ended June 30, 2000     Average     Income/     Average
(dollars in thousands)               balance     expense   yield/rate
                                     -------     -------   ----------
Loans (a)                            $223,045    $4,452      7.98%
Mortgage backed securities (b)         93,394     1,569      6.72
Other securities (b)(c)                53,069       844      6.36
                                     --------    ------
 Total earning assets                 369,508     6,865      7.43
Other assets                           12,494    ------
                                     --------
 Total assets                        $382,002
                                     ========

NOW accounts                         $ 42,419       120      1.13
Money market accounts                  73,369       627      3.42
Savings & other                        49,185       294      2.39
Certificates of deposit               128,735     1,660      5.16
                                     --------    ------
 Total interest-bearing deposits      293,708     2,701      3.68
Borrowings                             32,230       505      6.27
                                     --------    ------
 Total interest-bearing funds         325,938     3,206      3.93
Demand deposits                        20,550    ------
Other liabilities                       2,271
Shareholders' equity                   33,243
                                     --------
 Total liabilities and
  shareholders' equity               $382,002
                                     ========
Net interest income                              $3,659
                                                 ======
Spread on interest-bearing funds                             3.50
Net interest margin (d)                                      3.96

(a)  Includes non-accrual loans.
(b) Average balances of investments are based upon historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume and rate.

Three months ended June 30,                 2001 versus 2000
(dollars in thousands)                   Change in interest due to
                                 Volume     Rate     Vol/rate    Net
                                 ------     ----     --------    ---
Interest-earning assets:
 Loans                           $2,427     $ (66)   $ (36)      $2,325
 Mortgage backed securities        (192)      (29)       4         (217)
 Other securities                   449       (40)     (22)         387
                                 ------     -----    -----       ------
  Total                           2,684      (135)     (54)       2,495
                                 ------     -----    -----       ------
Interest-bearing liabilities:
 Deposits                         1,171         8        2        1,181
 Borrowings                          25      (148)      (7)        (130)
                                 ------     -----    -----       ------
  Total                           1,196      (140)      (5)       1,051
                                 ------     -----    -----       ------
Net change to interest income    $1,488     $   5    $ (49)      $1,444
                                 ======     =====    =====       ======

Interest income
---------------
Total interest and dividend income increased $2,495,000, or 36.3%, for the quarter ended June 30, 2001 as compared with the same period a year ago. Loan income increased $2,325,000, or 52.2%, as a result of higher average loan balances offset slightly by a lower average yield. Average loans increased $121.6 million, or 54.5%, due to internal growth and the Nutmeg acquisition. The decrease in the average loan yield, down 11 basis points, was due to lower market interest rates throughout 2001, and to changes in portfolio mix. Investment income increased $170,000, or 7.0%, as a result of higher average volume offset somewhat by lower average yields. Average securities increased $16.9 million, or 11.5%. The decrease in average investment yield, down 26 basis points, was due to lower rates on new securities added during 2001, and to changes in portfolio mix.

Interest expense
----------------
Interest expense for the quarter ended June 30, 2001 increased $1,051,000, or 32.8%, as compared with the same period a year ago as a result of the Nutmeg acquisition, internal deposit growth and higher average borrowings. Deposit expense increased $1,181,000, or 43.7%, as a result higher deposit volume and deposit mix. Average interest-bearing deposits increased $127.3 million, or 43.3%. The average cost of interest-bearing deposits remained stable when compared to the prior period increasing
1 basis point to 3.69%. Interest expense on borrowings decreased $130,000, or 25.7%, as a result of a lower borrowing cost during the period, down 183 basis points, offset by an increase of $1.6 million in average borrowings.

Provision and Allowance for loan losses
---------------------------------------
NewMil made no provision for loan losses during the quarter ending June 30, 2001 and a $25,000 provision during the June 2000 quarter. During the past year the allowance for loan losses has benefited from an improvement in loan quality, offset in-part by modest loan portfolio growth. These factors have enabled the Bank to reduce its provision for loan losses while maintaining reserve adequacy. The following table sets forth key ratios for the periods presented.

                                    June 30,   December 31,   June 30,
                                      2001        2000          2000
                                      ----        ----          ----
 Ratio of allowance for loan losses:
   to non-performing loans            333.4%      346.8%        584.3%
   to total gross loans                1.57        1.63          2.18
 Ratio of non-performing loans
   to total loans                       0.5         0.5           0.4

Since December 2000, non-performing loans increased $52,000 or 3.3%, while gross loans increased $11.5 million, or 3.4%. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-Performing Assets".

The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment, the allowance for loan losses at June 30, 2001 is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was last examined by its banking regulators in February 2001 and no additions to the allowance were requested as a result of this examination.

The allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses is computed by taking the portfolio and segregating it into various risk rating categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the risk rating. In addition the Bank maintains an unallocated reserve. The level of unallocated reserves increased to $632,000 at June 30, 2001 from $361,000 at December 31, 2000.

Non-interest income
-------------------
The following table details the principal categories of non-interest income.

 (in thousands)               2001      2000       Change
                              ----      ----       ------
 Service charges on
  deposit accounts            $515     $345     $170     49.3%
 Gains on sales of mortgage
  loans, net                   131       33       98    297.0
 Gain on sale of OREO          -         23      (23)  (100.0)
 Loan servicing                 38       16       22    137.5
 Other                         105       93       12     12.9
                              ----     ----     ----
  Total non-interest income   $789     $510     $279     54.7
                              ====     ====     ====

The increase in non-interest income results primarily from increased customer service fee income, due to the increase in the number of deposit accounts during the 2001 period as compared with the 2000 period, due to both the Nutmeg acquisition and internal deposit growth during the period. The increase in gains on sales of residential mortgage loans resulted from higher loan sales volume, $7.4 million in 2001 compared to $1.5 million in 2000. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold with servicing rights released. The increase in loan servicing fees resulted from the addition of a loan servicing portfolio with the Nutmeg acquisition.

Operating expenses
------------------
The following table details the principal categories of operating expenses.

 (in thousands)                  2001      2000           Change
                                 ----      ----           ------
 Compensation                    $1,813    $1,257      $ 556    44.2%
 Occupancy                          316       272         44    16.2
 Equipment                          330       282         48    17.0
 Professional                       178        68        110   161.8
 Postage and telecommunications     143        87         56    64.4
 Printing and office supplies       110        82         28    34.1
 Marketing                          117       130        (13)  (10.0)
 Service bureau                      90        57         33    57.9
 Amortization of intangible assets  163       -          163   100.0
 Other                              405       258        147    57.0
                                 ------    ------     ------
  Total operating expenses       $3,665    $2,493     $1,172    47.0
                                 ======    ======     ======

The increase in compensation expense for the quarter ended June 30, 2001 as compared with the prior year period was due primarily to additional staffing, including the Nutmeg acquisition, and year-over-year salary increases of approximately 4.5% The increase in occupancy and equipment expense results from the additional Nutmeg branch locations, related increases in equipment maintenance and depreciation expense and the implementation of the Bank's internet banking product in May 2000. Professional fees increased due to consultants engaged during the period for expense control and salary analysis. The increase in postage and telecommunications is due to the higher number of loan and deposit accounts serviced, increased postage costs and additional branch locations. The increase in printing and office supplies is also due primarily to the additional Nutmeg branch locations. Marketing expense increased primarily as a result of increased advertising costs as a result of the new market areas acquired in the Nutmeg acquisition. The amortization of intangible assets relates to the Nutmeg acquisition, accounted for as a purchase transaction. Changes in other operating expense also reflect the Nutmeg acquisition and other internal asset growth.

Income taxes
------------
Net income for the quarter included an income tax provision of $799,000, representing a 35.9% effective rate, as compared with a provision of $563,000 a year ago, representing a 34.1% effective rate. The difference between NewMil's effective tax rate and the Federal corporate tax rate of 34% is attributable to the amortization of goodwill and core deposit intangible during the 2001 period and other book/tax differences.

RESULTS OF OPERATIONS
For the six month periods ended June 30, 2001 and 2000

Overview
--------
NewMil earned net income of $2,773,000, or 59 cents per share
(diluted), for the year ended June 30, 2001 as compared with $2,111,000, or 56 cents per share (diluted), for the year ended
June 30, 2000.

Analysis of net interest and dividend income
--------------------------------------------
Net interest and dividend income increased $2,750,000, or 38.2%, for the six months ending June 30, 2001 as compared with the prior year period. This increase resulted from a $140.1 million increase in average earning assets, offset by a 7 basis point decrease in the net interest margin. The increase in earning assets is due to both the Nutmeg acquisition and internal growth. The decrease in the net interest margin, to 4.02% from 4.09%, is due mostly to the effects of lower market interest rates and their impact on asset/liability repricing during 2001 as compared with 2000 and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Six months ended June 30, 2001       Average     Income/     Average
(dollars in thousands)               balance     expense   yield/rate
                                     -------     -------   ----------
Loans(a)                             $340,355    $13,660     8.03%
Mortgage backed securities(b)          83,833      2,791     6.66
Other securities(b)(c)                 73,024      2,259     6.19
 Total earning assets                 497,212     18,710     7.53
Other assets                           35,998
 Total assets                        $533,210

NOW accounts                         $ 54,936        308     1.12
Money market accounts                 116,098      2,044     3.52
Savings & other                        64,947        793     2.44
Certificates of deposit               176,366      4,828     5.47
 Total interest-bearing deposits      412,347      7,973     3.87
Borrowings                             31,457        785     4.99
                                     --------    -------
 Total interest-bearing funds         443,804      8,758     3.95
Demand deposits                        36,086    -------
Other liabilities                       5,236
Shareholders' equity                   48,084
                                     --------
 Total liabilities and
  shareholders' equity               $533,210
                                     ========
Net interest income                              $ 9,952
                                                 =======
Spread on interest-bearing funds                             3.58
Net interest margin (d)                                      4.02


Six months ended June 30, 2000       Average     Income/     Average
(dollars in thousands)               balance     expense   yield/rate
                                     -------     -------   ----------
Loans (a)                            $221,295    $ 8,759     7.92%
Mortgage backed securities (b)         88,983      2,956     6.64
Other securities (b)(c)                46,846      1,454     6.21
                                     --------    -------
 Total earning assets                 357,124     13,169     7.38
Other assets                           11,777    -------
                                     --------
 Total assets                        $368,901
                                     ========

NOW accounts                         $ 39,871        225     1.13
Money market accounts                  70,635      1,124     3.18
Savings & other                        49,039        590     2.41
Certificates of deposit               126,249      3,153     5.00
                                     --------    -------
 Total interest-bearing deposits      285,794      5,092     3.56
Borrowings                             28,510        875     6.14
                                     --------    -------
 Total interest-bearing funds         314,304      5,967     3.80
Demand deposits                        19,365    -------
Other liabilities                       2,108
Shareholders' equity                   33,124
                                     --------
 Total liabilities and
  shareholders' equity               $368,901
                                     ========
Net interest income                              $ 7,202
                                                 =======
Spread on interest-bearing funds                             3.58
Net interest margin (d)                                      4.09

(a)  Includes non-accrual loans.
(b) Average balances of investments are based upon historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Six months ended June 30,                 2001 versus 2000
(dollars in thousands)                   Change in interest due to
                                 Volume     Rate     Vol/rate    Net
                                 ------     ----     --------    ---
Interest-earning assets:
 Loans                           $4,712     $ 123    $  66       $4,901
 Mortgage backed securities        (171)        6      -           (165)
 Other securities                   812        (5)      (2)         805
                                 ------     -----    -----       ------
  Total                           5,353       124       64        5,541
                                 ------     -----    -----       ------
Interest-bearing liabilities:
 Deposits                         2,255       434      192        2,881
 Borrowings                          90      (164)     (16)         (90)
                                 ------     -----    -----       ------
  Total                           2,345       270      176        2,791
                                 ------     -----    -----       ------
Net change to interest income    $3,008     $(146)   $(112)      $2,750
                                 ======     =====    =====       ======

Interest income
---------------
Total interest and dividend income increased $5,541,000, or 42.1%, for the year ended June 30, 2001 as compared with the same period a year ago. Loan income increased $4,901,000, or 56.0%, as a result of higher average loan balances and by a higher average yield. Average loans increased $119.1 million, or 53.8%, due to internal growth and the Nutmeg acquisition. The increase in the average loan yield, up 11 basis points, was due to higher market interest rates throughout 2001, and to changes in portfolio mix. Investment income increased $640,000, or 14.5%, as a result of higher average volume offset somewhat by lower average yields. Average securities increased $21.0 million, or 15.5%. The decrease in average investment yield, down 5 basis points, was due to lower rates on new securities added during 2001, and to changes in portfolio mix.

Interest expense
----------------
Interest expense for the six months ended June 30, 2001 increased $2,791,000, or 46.8%, as compared with the same period a year ago as a result of the Nutmeg acquisition and internal deposit growth, higher average borrowings, and higher interest rates on CD's and money market accounts. Deposit expense increased $2,881,000, or 56.6%, as a result higher deposit volume and changes in deposit mix. Average interest-bearing deposits increased $126.6 million, or 44.3%. The average cost of interest-bearing deposits increased 31 basis points to 3.87% primarily due to higher certificate of deposit, money market and savings rates. Interest expense on borrowings decreased $90,000, or 10.3%, as a result of lower borrowing rates, down 115 basis points, offset by an increase of $2.9 million in average borrowings.

Provision and Allowance for loan losses
---------------------------------------
NewMil made no provision for loan losses during the year ending June 30, 2001 and a $25,000 provision in the prior year period. During the past year the allowance for loan losses has benefited from an improvement in loan quality, offset in-part by modest loan portfolio growth. These factors have enabled the Bank to reduce its provision for loan losses while maintaining reserve adequacy. For a detailed discussion of the Bank's allowance for loan losses refer to "Results of Operations - For the three month periods ended June 30, 2001 and 2000" above.


Non-interest income
The following table details the principal categories of non-interest income for the six month periods.

 (in thousands)                2001     2000         Change
                               ----     ----         ------
 Service charges on
  deposit accounts             $  999   $ 657    $ 342    52.1%
 Gains on sales of mortgage
  loans, net                      190      63      127   201.6
 Gain on sale of OREO             -        23      (23) (100.0)
 Loan servicing                    79      31       48   154.8
 Other                            204     177       27    15.3
                               ------   -----    -----
  Total non-interest income    $1,472   $ 951    $ 521    54.8
                               ======   =====    =====

The increase in non-interest income results primarily from increased customer service fee income due to the increase in the number of deposit accounts during the 2001 period as compared with the 2000 period, as a result of both the Nutmeg acquisition and internal deposit growth during the period. The increase in gains on sales of residential mortgage loans resulted from higher loan sales volume, $10.7 million in 2001 compared to $2.8 million in 2000. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold with servicing rights released. The increase in loan servicing fees resulted from the addition of a loan servicing portfolio with the Nutmeg acquisition.

Operating expenses
------------------
The following table details the principal categories of operating expenses for the six month period.

 (in thousands)                   2001     2000         Change
                                  ----     ----         ------
 Compensation                     $3,507   $2,548   $ 959   37.6%
 Occupancy                           644      514     130   25.3
 Equipment                           661      499     162   32.5
 Professional                        327      209     118   56.5
 Postage and telecommunications      266      177      89   50.3
 Printing and office supplies        211      157      54   34.4
 Marketing                           190      186       4    2.2
 Service bureau                      173      110      63   57.3
 Amortization of intangible assets   326      -       326  100.0
 Other                               790      501     289   57.7
                                  ------   ------  ------
  Total operating expenses        $7,095   $4,901  $2,194   44.8
                                  ======   ======  ======

The increase in compensation expense for the six months ended June 30, 2001 as compared with the prior year period was due primarily to additional staffing, including the Nutmeg acquisition, and year-over-year salary increases of approximately 4.5% The increase in occupancy and equipment expense results from the additional Nutmeg branch locations, related increases in equipment maintenance and depreciation expense and the implementation of the Bank's internet banking product in May 2000. Professional fees increased due primarily to consultants engaged during the period for expense control and salary analysis. The increase in postage and telecommunications is due to the higher number of loan and deposit accounts serviced, increased postage costs and additional branch locations. The increase in printing and office supplies is also due primarily to
the additional Nutmeg branch locations.   The increase in service
bureau costs increased primarily due to costs associated with providing our customers an personal computer banking product for use over the internet. The amortization of intangible assets relates to the Nutmeg acquisition, accounted for as a purchase transaction. Changes in other operating expense also reflect the Nutmeg acquisition and other internal asset growth.

Income taxes
------------
Net income for the quarter included an income tax provision of $1,556,000, representing a 35.9% effective rate, as compared with a provision of $1,116,000 a year ago, representing a 34.6% effective rate. The primary difference between NewMil's effective tax rate and the Federal corporate tax rate of 34% is attributable to the amortization of goodwill and core deposit intangible during the 2001 period.

FINANCIAL CONDITION

During the six month period ended June 30, 2001 total assets increased $44.1 million, or 8.4%, to $567.7 million. This increase was due to deposit growth of $32.6 million, or 7.4%, as well as an increase in FHLB borrowings of $10.5 million or 38.1%. During the six month period securities increased $23.9 million, or 17.0%, while net loans increased $11.6 million, or 3.5%. Non-performing assets declined slightly to $1,735,000, or 0.31% of total assets at June 30, 2001.

Securities
----------
For the six month period securities increased $23.9 million, or 17.0%, to $164.3 million at June 30, 2001. During the period NewMil purchased $3.3 million of fixed rate mortgage backed securities, $15.1 million of fixed rate CMO's and $14.5 million of corporate bonds.

NewMil's securities portfolio consists of US Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations
(CMOs), and Federal Home Loan Bank stock. At June 30, 2001, the portfolio had a projected weighted average duration and life of
3.8 years and 5.3 years, respectively, based on median projected prepayment speeds at current interest rates. At June 30, 2001, securities totaling $129.9 million, or 79.1%, were classified as available-for-sale and securities totaling $34.4 million, or 20.9%, were classified as held-to-maturity.

Loans
-----
During the six month period ended June 30, 2001 net loans grew $11.6 million, or 3.5%. Loan originations and advances totaled $74.3 million, while loan repayments and loans sold in the secondary market were $52.0 million and $10.7 million, respectively. Major classifications of loans are as follows:

                                             June 30,   December 31,
    (in thousands)                             2001       2000
                                               ----       ----
    Real estate mortgages:
      One-four family residential              $189,435   $187,755
      Five or more family residential            16,501     19,759
      Commercial                                 74,760     63,089
      Land                                        3,251      3,423
    Commercial and industrial                    36,445     36,390
    Home equity lines of credit                  25,880     24,121
    Installment and other                         3,704      3,868
                                               --------   --------
      Total loans, gross                        349,976    338,405

    Deferred loan origination fees
      and purchase premium, net                    (381)      (343)
    Allowance for loan losses                    (5,476)    (5,518)
                                               --------   --------
      Total loans, net                         $344,119   $332,544
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

Non-performing assets
---------------------
The following table details the composition of non-performing assets as of June 30, 2001.

Non-Performing Assets                Accruing
(dollars in thousands)                loans               Total
                         Non-        past due              non-
                       accrual        90 or              performing
                        loans       more days    OREO     assets
                        -----       ---------    ----     ------
June 30, 2001
Real estate:
 Residential            $ 574       $ 369        $ -      $  943
 Commercial                25         299           92       416
 Land and land
  development             373         -            -         373
Collateral and
 installment loans        -             3          -           3
                        -----       -----         ----    ------
 Totals                 $ 972       $ 671         $ 92    $1,735
                        =====       =====         ====    ======

In addition to non-performing assets, at June 30, 2001 NewMil had $2,850,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

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

Operating activities for the six month period ended June 30, 2001 provided net cash of $2,446,000. Investing activities used net cash of $34,709,000, principally as a result of securities purchases and net loans advances offset, in part, by securities repayments and maturities. Financing activities provided net cash of $41,336,000, principally from increases in deposits, FHLB borrowings and repurchase agreements, and offset in part by cash dividends paid and treasury stock purchases.

At June 30, 2001, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $113.5 million, to net deposits and short term unsecured liabilities, was 54.3%, well in excess of NewMil's minimum guideline of 15%. At June 30, 2001, NewMil had outstanding commitments to fund new loan originations of $19.0 million, construction mortgage commitments of $6.1 million and unused lines of credit of $31.4 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

During the six month period ended June 30, 2001 shareholders' equity increased $1.0 million, to $48,552,000, while book value per share increased $0.46 to $10.81. The increase in shareholders' equity resulted from net income of $2.8 million, or $0.59 per share (diluted), net unrealized gains on securities available-for-sale of $613,000, net of taxes, common stock issued of $789,000 and stock option exercise proceeds of $25,000, offset by treasury stock purchases of $2,167,000 and dividend payments of $998,000.

Capital requirements
--------------------
NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At June 30, 2001 NewMil's tier 1 leverage capital ratio was 7.00% and its tier 1 and total risk-based capital ratios were 11.16% and 12.42%, respectively. At June 30, 2001 the Bank's tier 1 leverage capital ratio was 6.93% and its tier 1 and total risk-based capital ratios were 11.04% and 12.30%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

                          NEWMIL BANCORP, INC.

August 13, 2001           By    /s/ Francis J. Wiatr
                          Francis J. Wiatr,
                          Chairman, President and CEO


August 13, 2001           By    /s/ B. Ian McMahon
                          B. Ian McMahon,
                          Chief Financial Officer