Form 10-Q
period 2001-09-30
NEWMIL BANCORP INC
filed 2001-11-14
CIK 807524

Washington, D.C. 20549

                                   FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                          For quarterly period ended
                              September 30, 2001
                              ------------------
                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-16455
                             NEWMIL BANCORP, INC.
                           ---------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                               06-1186389
             ----------------------------                 ------------------
            (State or other jurisdiction                  (I.R.S. Employer
          of incorporation or organization)              Identification No.)

    19 Main St., P.O. Box 600, New Milford, Conn.               06776
    ---------------------------------------------            ----------
      (Address of principal executive offices)               (Zip Code)

                                (860) 355-7600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of Common Stock outstanding as of September 30, 2001 is 4,411,060.




                      NEWMIL BANCORP, INC. and SUBSIDIARY

                               TABLE OF CONTENTS


                                                                          Page

                         PART I  FINANCIAL INFORMATION

Item 1      Financial Statements:

            Consolidated Balance Sheets as of
            September 30, 2001 and December 31, 2000 . . . . . . . . . . . . 3

            Consolidated Statements of Income
            for the three month and nine month periods
            ended September 30, 2001 and 2000. . . . . . . . . . . . . . . . 4

            Consolidated Statements of Changes in
            Shareholders' Equity for the nine month
            periods ended September 30, 2001 and 2000. . . . . . . . . . . . 5

            Consolidated Statements of Cash Flows
            for the nine month periods ended
            September 30, 2001 and 2000. . . . . . . . . . . . . . . . . . . 6

            Notes to Consolidated Financial Statements . . . . . . . . . . . 7

Item 2      Management's Discussion and Analysis
            of Financial Condition and
            Results of Operations. . . . . . . . . . . . . . . . . . . . . .12

Item 3      Quantitative and Qualitative Disclosures
            about Market Risk. . . . . . . . . . . . . . . . . . . . . . . .23


                          PART II  OTHER INFORMATION

Item 1      Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .24

Item 4      Submission of matters to a vote of
            security holders . . . . . . . . . . . . . . . . . . . . . . . .24

Item 5      Other information. . . . . . . . . . . . . . . . . . . . . . . .24

Item 6      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .24




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
(unaudited)
                                                   September 30, December 31,
                                                       2001          2000
                                                       ----          ----
                                                    (unaudited)
ASSETS
------
Cash and due from banks                              $ 20,704      $ 21,784
Federal funds sold                                       -            6,029
                                                     --------      --------
 Total cash and cash equivalents                       20,704        27,813
Securities:
 Available-for-sale at market                         180,204       103,221
 Held-to-maturity at amortized cost
  (market value: $33,726 and $36,853)                  32,915        37,177
Loans (net of allowance for
 loan losses: $5,496 and $5,518)                      344,590       332,544
Other real estate owned                                    92           150
Bank premises and equipment, net                        6,100         6,491
Accrued income                                          3,853         3,499
Intangible assets (net of accumulated
  amortization: $571 and $82)                           9,114         9,459
Deferred tax asset, net                                   -           1,135
Other assets                                            2,625         2,089
                                                     --------      --------
    Total Assets                                     $600,197      $523,578
                                                     ========      ========
LIABILITIES and SHAREHOLDERS' EQUITY
------------------------------------
Deposits
 Demand (non-interest bearing)                       $ 39,655      $ 37,325
 NOW accounts                                          59,919        54,785
 Money market                                         116,185       107,131
 Savings and other                                     67,272        65,657
 Certificates of deposit                              184,759       172,895
                                                     --------      --------
    Total deposits                                    467,790       437,793
Federal Home Loan Bank advances                        68,000        27,500
Repurchase Agreements                                   6,982         4,591
Accrued interest and other liabilities                  6,233         6,177
                                                     --------      --------
    Total Liabilities                                 549,005       476,061
                                                     --------      --------
Commitments and contingencies                             -             -

Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized - 20,000,000 shares
  Issued - 5,990,138 shares                             2,995         2,995
 Paid-in capital                                       42,568        42,755
 Retained earnings                                     17,213        14,447
 Accumulated other comprehensive income                 4,041           755
 Treasury stock, at cost - 1,499,378
  and 1,398,963 shares                                (15,625)      (13,435)
                                                     --------      --------
    Total Shareholders' Equity                         51,192        47,517
                                                     --------      --------
    Total Liabilities and Shareholders' Equity       $600,197      $523,578
                                                     ========      ========

The accompanying notes are an integral part of the consolidated financial statements.



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(in thousands except per share amounts)
(unaudited)
                                           Three months       Nine months
                                               ended             ended
                                           September 30      September 30
                                            2001    2000     2001     2000
                                            ----    ----     ----     ----
INTEREST AND DIVIDEND INCOME
 Interest and fees on loans               $6,661  $4,707   $20,321  $13,466
 Interest and dividends on securities      2,723   2,399     7,652    6,750
 Interest on federal funds sold               44      43       164      102
                                          ------  ------   -------  -------
 Total interest and dividend income        9,428   7,149    28,137   20,318
                                          ------  ------   -------  -------
INTEREST EXPENSE
 Deposits                                  3,633   3,044    11,605    8,136
 Borrowed funds                              479     497     1,265    1,372
                                          ------  ------   -------  -------
  Total interest expense                   4,112   3,541    12,870    9,508
                                          ------  ------   -------  -------
Net interest and dividend income           5,316   3,608    15,267   10,810

PROVISION FOR LOAN LOSSES                    -       -         -         25
                                          ------  ------   -------  -------
Net interest and dividend
 income after provision
  for loan losses                          5,316   3,608    15,267   10,785
                                          ------  ------   -------  -------
NON-INTEREST INCOME
 Service charges on deposit accounts         535     369     1,534    1,026
 Gains on sale of mortgage loans, net        116      48       306      111
 Gains on sale of OREO property               -       39         -       62
 Loan servicing fees                          30      15       109       46
 Other                                       127      92       332      269
                                          ------  ------   -------  -------
  Total non-interest income                  808     563     2,281    1,514
                                          ------  ------   -------  -------
NON-INTEREST EXPENSE
 Compensation                              1,917   1,429     5,425    3,977
 Occupancy                                   320     245       964      759
 Equipment                                   317     241       978      740
 Professional, collections & OREO            175      78       502      287
 Marketing                                   102      90       293      276
 Amortization of intangible assets           163      -        489       -
 Other                                       832     530     2,270    1,475
                                          ------  ------   -------  -------
  Total non-interest expense               3,826   2,613    10,921    7,514
                                          ------  ------   -------  -------
Income before income taxes                 2,298   1,558     6,627    4,785
Provision for income taxes                   822     518     2,378    1,634
                                          ------  ------   -------  -------
NET INCOME                                $1,476  $1,040   $ 4,249  $ 3,151
                                          ======  ======   =======  =======
Per common share
Diluted earnings                          $0.32    $0.28     $0.91    $0.84
Basic earnings                             0.33     0.29      0.95     0.87
Cash dividends                             0.11     0.10      0.33     0.30

The accompanying notes are an integral part of the consolidated financial statements.


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands)
                                                                     Accumulated  Total
                                                              Trea-  other comp-  share-
                         Common Stock    Paid-in  Retained    sury    rehensive  holders'
                        ------------
                        Shares Amount    capital  earnings    stock     income    equity
                        ------ ------    -------  --------    -----     ------    ------
Balances at
 December 31, 1999   5,990,138   $2,995  $43,348  $11,811   $(23,415)  $(1,602)  $33,137

Net income                 -        -        -      3,151        -         -       3,151
Net unrealized
 gains on
 securities, net
 of taxes                  -        -        -        -          -       1,093     1,093
                                                                                 -------
Total comprehensive
 income                                                                            4,244
                                                                                 -------
Cash dividends paid        -        -        -     (1,084)       -         -      (1,084)
Proceeds from exercise
 of stock options          -        -       (122)     -          215       -          93
Tax benefit of exercise
 of non-qualifying
 options                   -        -        113      -          -         -         113
Common stock
 repurchased               -        -        -        -         (626)      -        (626)
                     ---------   ------  -------  -------   --------   -------   -------
Balances at
 September 30, 2000  5,990,138   $2,995  $43,339  $13,878   $(23,826)  $  (509)  $35,877
                     =========   ======  =======  =======   ========   =======   =======
Balances at
 December 31, 2000   5,990,138   $2,995  $42,755  $14,447   $(13,435)  $   755   $47,517

Net income                 -        -        -      4,249        -         -       4,249
Net unrealized gains
 on securities, net
 of taxes                  -        -        -        -          -       3,286     3,286
                                                                                 -------
Total comprehensive
 income                                                                            7,535
                                                                                 -------
Cash dividends paid        -        -        -     (1,483)       -         -      (1,483)
Proceeds from
 exercise of stock
 options                   -        -       (146)     -          280       -         134
Common stock issued        -        -        (61)     -          850       -         789
Tax benefit of exercise
 of non-qualifying
 options                   -        -         20      -          -         -          20
Common stock
 repurchased               -        -        -        -       (3,320)      -      (3,320)
                     ---------   ------  -------  -------   --------   -------   -------
Balances at
 September 30, 2001  5,990,138   $2,995  $42,568  $17,213   $(15,625)  $ 4,041   $51,192
                     =========   ======  =======  =======   ========   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands) (unaudited)                             Nine months ended
                                                         September 30,
                                                        2001       2000
                                                        ----       ----
Operating Activities
 Net income                                          $ 4,249    $ 3,151
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Provision for loan losses                            -           25
    Provision for depreciation and amortization          722        594
    Amortization of intangible assets                    489        -
    Amortization and accretion of securities
     premiums and discounts, net                         (25)       (29)
    Gains on sales of loans, net                        (306)      (110)
    Gain on sale of OREO                                 -          (62)
    Loans originated for sale                        (17,777)    (5,633)
    Proceeds from sales of loans originated for sale  18,083      5,743
    Deferred income tax (benefit) provision              125        (25)
    Increase in accrued interest income                 (384)      (605)
    (Decrease) increase in accrued interest expense
     and other liabilities                              (587)     1,357
   Increase in other assets, net                        (690)    (1,130)
                                                     -------    -------
     Net cash provided by operating activities         3,899      3,276
                                                     -------    -------
Investing Activities
 Purchases of securities available-for-sale          (30,100)   (23,682)
 Purchases of mortgage backed securities
  available-for-sale                                 (54,279)   (19,506)
 Proceeds from maturities and principal
  repayments of securities                             1,816     10,245
 Principal collected on mortgage backed securities    14,846      1,659
 Loan advances, net                                  (11,988)   (15,100)
 Payments to improve OREO                                -           (3)
 Proceeds from sales of OREO                             -          463
 Purchases of Bank premises
  and equipment, net                                    (331)      (588)
                                                     -------    -------
     Net cash used by investing activities           (80,036)   (46,512)
                                                     -------    -------
Financing Activities
 Net increase in deposits                             29,998     31,876
 Net increase in repurchase agreements                 2,390      3,258
 FHLB advances, net                                   40,500     25,745
 Common Stock repurchased                             (3,320)      (626)
 Proceeds from Common Stock reissued                     789        -
 Cash dividends paid                                  (1,483)    (1,084)
 Tax benefit from excercise of stock options              20        113
 Proceeds from exercise of stock options                 134         93
                                                     -------    -------
     Net cash provided by financing activities        69,028     59,375
                                                     -------    -------
(Decrease) increase in cash and cash equivalents      (7,109)    16,139
Cash and federal funds sold, beginning of period      27,813      7,925
                                                     -------    -------
Cash and federal funds sold, end of period           $20,704    $24,064
                                                     =======    =======
Cash paid during period
 Interest to depositors                              $11,681    $ 8,009
 Interest on borrowings                                1,297      1,328
 Income taxes                                          1,890      1,356
Non-cash transfers
 From Loans to OREO                                      -          336
 From OREO to Loans                                       59         -
 Financed Portion of OREO sale                           -          218

The accompanying notes are an integral part of the consolidated financial statements.


NEWMIL BANCORP, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. ("NewMil") include those of NewMil and its wholly-owned subsidiary, NewMil Bank (the "Bank"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of NewMil and the statements of income and shareholders' equity and cash flows for the interim periods presented.

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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2000.

New Accounting Pronouncements
In June 2001 the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" (SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively for NewMil. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will be discontinued upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. Upon adoption of SFAS 141 and 142, NewMil has determined that it will not have to amortize approximately $82,000 each quarter for goodwill and does not anticipate having to record any impairment charges.




NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

(dollars in thousands)              Estimated          Gross
                                      fair          unrealized      Amortized
                                      value       gains    losses      cost
                                      -----       -----    ------      ----
September 30, 2001
------------------
US Government Agency notes
 After 1 but within 5 years         $ 10,475     $  630     $ -     $  9,845
Corporate bonds
 After 1 but within 5 years           39,086      2,287       -       36,799
Mortgage backed securities           110,796      2,964       -      107,832
Collateralized mortgage
 obligations                          16,098        336       -       15,762
                                    --------     ------     ----    --------
  Total debt securities              176,455      6,217       -      170,238
Federal Home Loan Bank stock
 and other equity securities           3,749          1       -        3,748
                                    --------     ------     ----    --------
 Total securities
  available-for-sale                $180,204     $6,218     $ -     $173,986
                                    ========     ======     ====    ========

December 31, 2000
-----------------
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
                                    ========     ======     =====   ========

Securities classified held-to-maturity (carried at amortized cost) were as follows:

(dollars in thousands)                                 Gross         Estimated
                                     Amortized      unrealized         fair
                                     cost(a)      gains    losses      value
                                     ------       -----    ------      -----
September 30, 2001
------------------
Municipal Bonds
 After 1 but within 5 years          $   500      $ -       $   2    $   498
 After 10 years                       10,539         49       127     10,461
Mortgage backed securities            15,998        795       -       16,793
Collateralized mortgage
 obligations                           5,878         96       -        5,974
 Total securities                    -------      -----     -----    -------
  held-to-maturity                   $32,915      $ 940     $ 129    $33,726
                                     =======      =====     =====    =======
December 31, 2000
-----------------
Municipal Bonds
 After 1 but within 5 years          $   250      $ -       $   2    $   248
 After 10 years                       10,545        -         398     10,147
Mortgage backed securities            19,307        296       -       19,603
Collateralized mortgage
 obligations                           7,075          2       222      6,855
 Total securities                    -------      -----     -----    -------
  held-to-maturity                   $37,177      $ 298     $ 622    $36,853
                                     =======      =====     =====    =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.



At September 30, 2001 securities with a carrying value and market value of $1,491,000 and $1,511,000, respectively, were pledged as collateral against public funds, and securities with a carrying value and market value of $19,006,000 and $19,692,000, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $10,170,000 and $10,044,000, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.

NOTE 3 - LOANS

Major classifications of loans are as follows:

                                                September 30,  December 31,
                                                     2001         2000
                                                     ----         ----
     (in thousands)
     Real estate mortgages:
       One-four family residential                $186,525      $187,755
       Five or more family residential              16,078        19,759
       Commercial                                   80,407        63,089
       Land                                          3,097         3,423
     Commercial and industrial                      32,687        36,390
     Home equity lines of credit                    28,237        24,121
     Installment and other                           3,401         3,868
                                                  --------      --------
       Total loans, gross                          350,432       338,405
     Deferred loan origination fees
       and purchase premium, net                      (346)         (343)
     Allowance for loan losses                      (5,496)       (5,518)
                                                  --------      --------
       Total loans, net                           $344,590      $332,544
                                                  ========      ========
     Impaired loans
       With valuation allowance                       $ 97          $500
       With no valuation allowance                     428           224
                                                      ----          ----
       Total impaired loans                           $525          $724
                                                      ====          ====
       Valuation allowance                            $  4          $238

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

Changes in the allowance for loan losses during the nine month periods ended September 30, are as follows:

     (in thousands)                                   2001          2000
                                                      ----          ----
     Balance, beginning of period                   $5,518        $5,029
     Provision for losses                               -             25
     Charge-offs                                       (71)         (155)
     Recoveries                                         49            83
                                                    ------        ------
     Balance, end of period                         $5,496        $4,982
                                                    ======        ======



NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

                                                    Sept 30,   December 31,
     (in thousands)                                   2001         2000
                                                      ----         ----
     Non-accrual loans                              $1,332        $1,240
     Accruing loans past due
       90 days or more                                 386           351
     Accruing troubled debt
       restructured loans                              -             -
                                                    ------        ------
     Total non-performing loans                      1,718         1,591
     Other real estate owned                            92           150
                                                    ------        ------
       Total non-performing assets                  $1,810        $1,741
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

                                    Three months        Nine months
                                        ended              ended
                                    September 30,      September 30,
(in thousands)                       2001   2000       2001    2000
                                     ----   ----       ----    ----
Basic                               4,460  3,611      4,490   3,613
Effect of dilutive stock options      185    150        164     149
                                    -----  -----      -----   -----
Diluted                             4,645  3,761      4,654   3,762
                                    =====  =====      =====   =====

NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                     Three months          Nine months
                                         ended                ended
                                     September 30,        September 30,
(in thousands)                       2001   2000         2001   2000
                                     ----   ----         ----   ----
Comprehensive income
  Net income                       $1,476  $1,040      $4,249 $3,151
  Net unrealized gains on
    securities during period        2,673     853       3,286  1,093
                                   ------  ------      ------ ------
Comprehensive income               $4,149  $1,893      $7,535 $4,244
                                   ======  ======      ====== ======



The components of other comprehensive income, and related tax effects are as follows:

(in thousands)                              Before        Tax       Net of
                                              tax      (expense)      tax
                                            amount      benefit     amount
                                            ------      -------     ------
Three months ended September 30, 2001
Net unrealized gains on securities
  available-for-sale arising
  during the period                         $4,046     $(1,377)      $2,669
Accretion of unrealized loss on
securities transferred from
  available-for-sale to held-to-
  maturity                                       5          (1)           4
                                            ------     -------       ------
Net unrealized gains on
  securities during period                  $4,051     $(1,378)      $2,673
                                            ======     =======       ======
Three months ended September 30, 2000
Net unrealized losses on securities
  available-for-sale arising
  during the period                         $1,289       $(439)       $ 850
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                       5          (2)           3
                                            ------     -------        -----
Net unrealized losses on
  securities during period                  $1,294       $(441)       $ 853
                                            ======     =======        =====

Nine months ended September 30, 2001
Net unrealized gains on securities
  available-for-sale arising
  during the period                         $4,972     $(1,691)      $3,281
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                       8          (3)           5
                                            ------     -------       ------
Net unrealized gains on
  securities during period                  $4,980     $(1,694)      $3,286
                                            ======     =======       ======

Nine months ended September 30, 2000
Net unrealized losses on securities
  available-for-sale arising
  during the period                         $1,640       $(559)      $1,081
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                      19          (7)          12
                                            ------       -----       ------
Net unrealized losses on
  securities during period                  $1,659       $(566)      $1,093
                                            ======       =====       ======



NOTE 7 - SHAREHOLDERS' EQUITY

Capital Requirements
--------------------
NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at September 30, 2001 are as follows:

                                                  NewMil      Bank
                                                  ------      ----
      Leverage ratio                               6.95%      6.94%
      Tier I risk-based ratio                     11.01%     11.02%
      Total risk-based ratio                      12.26%     12.27%

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

RESULTS OF OPERATIONS
For the three month periods ended September 30, 2001 and 2000

Overview
--------
NewMil earned net income of $1,476,000, or 32 cents per share (diluted), for the quarter ended September 30, 2001 as compared with $1,040,000, or 28 cents per share (diluted), for the quarter ended September 30, 2000.

Analysis of net interest and dividend income
Net interest and dividend income increased $1,708,000, or 47.4%, for the quarter ended September 30, 2001 as compared with the prior year period. This increase resulted from a $148.2 million increase in average earning assets, as well as a 22 basis point increase in the net interest margin. The increase in earning assets is due to both the Nutmeg acquisition and internal growth. The increase in the net interest margin, to 4.04% from 3.82%, is due mostly to the effects of lower market interest rates and their impact on asset/liability repricing during 2001 as compared with 2000 and to changes in deposit pricing and balance sheet mix. NewMil was able to reprice quickly its deposit base to offset the effects of lower market interest rates by reducing rates on deposits during the period. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended September 30, 2001          Average   Income/     Average
(dollars in thousands)                         balance   expense   yield/rate
                                               -------   -------   ----------
Loans(a)                                      $350,032    $6,661      7.61%
Mortgage backed securities(b)                   88,026     1,459      6.63
Other securities(b)(c)                          88,280     1,308      5.93
                                              --------    ------
 Total earning assets                          526,338     9,428      7.17
                                                          ------
Other assets                                    39,972
                                              --------
 Total assets                                 $566,310
                                              ========

NOW accounts                                  $ 60,236       171      1.14
Money market accounts                          116,271       836      2.88
Savings & other                                 66,864       369      2.21
Certificates of deposit                        181,451     2,257      4.98
                                              --------    ------
 Total interest-bearing deposits               424,822     3,633      3.42
Borrowings                                      46,130       479      4.15
                                              --------    ------
 Total interest-bearing funds                  470,952     4,112      3.49
                                                          ------
Demand deposits                                 40,682
Other liabilities                                5,639
Shareholders' equity                            49,037
                                              --------
 Total liabilities and shareholders' equity   $566,310
                                              ========
Net interest income                                       $5,316
                                                          ======
Spread on interest-bearing funds                                      3.68
Net interest margin (d)                                               4.04

Three months ended September 30, 2000          Average   Income/     Average
(dollars in thousands)                         balance   expense   yield/rate
                                               -------   -------   ----------
Loans (a)                                     $230,827    $4,707      8.16%
Mortgage backed securities (b)                  89,982     1,509      6.71
Other securities (b)(c)                         57,323       933      6.51
                                              --------    ------
 Total earning assets                          378,132     7,149      7.56
                                                          ------
Other assets                                    14,644
                                              --------
 Total assets                                 $392,776

NOW accounts                                  $ 40,723       116      1.14
Money market accounts                           84,454       824      3.90
Savings & other                                 46,893       286      2.44
Certificates of deposit                        131,836     1,818      5.52
                                              --------    ------
 Total interest-bearing deposits               303,906     3,044      4.01
Borrowings                                      30,707       497      6.47
                                              --------    ------
 Total interest-bearing funds                  334,613     3,541      4.23
Demand deposits                                 20,984
Other liabilities                                2,427
Shareholders' equity                            34,752
                                              --------
 Total liabilities and shareholders' equity   $392,776
                                              ========
Net interest income                                       $3,608
                                                          ======
Spread on interest-bearing funds                                      3.33
Net interest margin (d)                                               3.82

(a)   Includes non-accrual loans.
(b)   Average balances of investments are based upon historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d)   Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume and rate.

Three months ended September 30,                      2001 versus 2000
(dollars in thousands)                            Change in interest due to
                                        Volume     Rate    Vol/rate     Net
                                        ------     ----    --------     ---
Interest-earning assets:
 Loans                                  $2,431    $(314)    $(163)   $1,954
 Mortgage backed securities                (33)     (18)       -        (51)
 Other securities                          504      (83)      (45)      376
                                        ------    -----     -----    ------
   Total                                 2,902     (415)     (208)    2,279
                                        ------    -----     -----    ------
Interest-bearing liabilities:
 Deposits                                1,211     (445)     (177)      589
 Borrowings                                250     (178)      (90)      (18)
                                        ------    -----     -----    ------
   Total                                 1,461     (623)     (267)      571
                                        ------    -----     -----    ------
Net change to interest income           $1,441    $ 208     $  59    $1,708
                                        ======    =====     =====    ======

Interest income
---------------
Total interest and dividend income increased $2,279,000, or 31.9%, for the quarter ended September 30, 2001 as compared with the same period a year ago. Loan income increased $1,954,000, or 41.5%, as a result of higher average loan balances offset slightly by a lower average yield. Average loans increased $119.2 million, or 51.6%, due to internal growth and the Nutmeg acquisition. The decrease in the average loan yield, down 55 basis points, was due to lower market interest rates throughout 2001, and to changes in portfolio mix. Investment income increased $325,000, or 13.3%, as a result of higher average volume offset somewhat by lower average yields. Average securities increased $29.0 million, or 19.7%. The decrease in average investment yield, down 35 basis points, was due to lower rates on new securities added during 2001, and to changes in portfolio mix.

Interest expense
----------------
Interest expense for the quarter ended September 30, 2001 increased $571,000, or 16.1%, as compared with the same period a year ago as a result of the Nutmeg acquisition, internal deposit growth and higher average borrowings. Deposit expense increased $589,000, or 19.4%, as a result higher deposit volume and deposit mix. Average interest-bearing deposits increased $120.9 million, or 39.8%. The average cost of interest-bearing deposits declined when compared to the prior period, decreasing 59 basis points to 3.42%. The decline in interest costs was attributable to the lower deposit rates paid during the 2001 period. Interest expense on borrowings decreased $18,000, or 3.6%, as a result of a lower borrowing cost during the period, down 232 basis points, offset by an increase of $15.4 million in average borrowings.

Provision and Allowance for loan losses
---------------------------------------
NewMil made no provision for loan losses during the quarter ending September 30, 2001. Also, no provision was made during the prior year quarter. During the past year the allowance for loan losses has benefited from continued low levels of non-performing loans and low charge-offs, offset in-part by modest loan portfolio growth. These factors have enabled the Bank to reduce its provision for loan losses while maintaining reserve adequacy. The following table sets forth key ratios for the periods presented.

                                      Sept. 30,  December 31,  Sept. 30,
                                        2001         2000        2000
                                        ----         ----        ----
  Ratio of allowance for loan losses:
    to non-performing loans            319.9%       346.8%      640.4%
    to total gross loans                 1.57         1.63        2.13
  Ratio of non-performing loans
    to total loans                       0.5          0.5         0.3

Since December 2000, non-performing loans increased $127,000 or 8.0%, while gross loans increased $12.0 million, or 3.6%. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-Performing Assets".


The Bank determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, historical loan loss experience, current economic conditions and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information, which is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment, the allowance for loan losses at September 30, 2001 is adequate. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was last examined by its banking regulators in February 2001 and no additions to the allowance were requested as a result of this examination.

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

Non-interest income
-------------------
The following table details the principal categories of non-interest income.

 (in thousands)                        2001       2000       Change
                                       ----       ----       ------
 Service charges on
   deposit accounts                   $ 535      $ 369     $ 166    45.0%
 Gains on sales of mortgage
   loans, net                           116         48        68   141.7
 Gain on sale of OREO                   -           39       (39) (100.0)
 Loan servicing                          30         15        15   100.0
 Other                                  127         92        35    38.0
                                      -----      -----     -----
   Total non-interest income          $ 808      $ 563     $ 245    43.5
                                      =====      =====     =====

The increase in non-interest income results primarily from increased customer service fee income, due to the increase in the number of deposit accounts during the 2001 period as compared with the 2000 period, due to both the Nutmeg acquisition and internal deposit growth during the period. The increase in gains on sales of residential mortgage loans resulted from higher loan sales volume, $7.1 million in 2001 compared to $2.9 million in 2000. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold with servicing rights released. The increase in loan servicing fees resulted from the addition of a loan servicing portfolio with the Nutmeg acquisition.


Operating expenses
------------------
The following table details the principal categories of operating expenses.

 (in thousands)                        2001       2000         Change
                                       ----       ----         ------
 Compensation                        $1,917     $1,429    $  488   34.2%
 Occupancy                              320        245        75   30.6
 Equipment                              317        241        76   31.5
 Professional                           175         78        97  124.4
 Marketing                              102         90        12   13.3
 Amortization of intangible assets      163        -         163  100.0
 Other                                  832        530       302   57.0
                                     ------     ------    ------
   Total operating expenses          $3,826     $2,613    $1,213   46.4
                                     ======     ======    ======

The increase in compensation expense for the quarter ended September 30, 2001 as compared with the prior year period was due primarily to additional staffing, including the Nutmeg acquisition, and year-over-year salary increases of approximately 4.5%. The increase in occupancy and equipment expense results from the additional Nutmeg branch locations, related increases in equipment maintenance and depreciation expense and the implementation of the Bank's internet banking product in May 2000. Professional fees increased during the 2001 period due to consultants engaged for expense control and salary analysis, higher legal collection costs, offset by OREO property sale gains during the 2000 period. Marketing expense increased primarily as a result of increased advertising costs as a result of the new market areas acquired in the Nutmeg acquisition. The amortization of intangible assets relates to the Nutmeg acquisition, accounted for as a purchase transaction. Changes in other operating expense also reflect the Nutmeg acquisition and other internal asset growth.

Income taxes
------------
Net income for the quarter included an income tax provision of $822,000, representing a 35.8% effective rate, as compared with a provision of $518,000 a year ago, representing a 33.2% effective rate. The primary difference between NewMil's effective tax rate and the Federal corporate tax rate of 34% is attributable to the amortization of goodwill and core deposit intangible during the 2001 period, which is not deductible for tax purposes.



RESULTS OF OPERATIONS
For the nine month periods ended September 30, 2001 and 2000

Overview
--------
NewMil earned net income of $4,249,000, or 91 cents per share (diluted), for the year ended September 30, 2001 as compared with $3,151,000, or 84 cents per share (diluted), for the year ended September 30, 2000.

Analysis of net interest and dividend income
--------------------------------------------
Net interest and dividend income increased $7,820,000, or 38.5%, for the nine months ending September 30, 2001 as compared with the prior year period. This increase resulted from a $142.8 million increase in average earning assets and by a 5 basis point increase in the net interest margin. The increase in earning assets is due to both the Nutmeg acquisition and internal growth. The increase in the net interest margin, to 4.01% from 3.96%, is due mostly to the effects of lower market interest rates and their impact on asset/liability re-pricing during 2001 as compared with 2000 and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.


Nine months ended September 30, 2001           Average   Income/     Average
(dollars in thousands)                         balance   expense   yield/rate
                                               -------   -------   ----------
Loans(a)                                      $343,616   $20,321      7.89%
Mortgage backed securities(b)                   85,246     4,250      6.65
Other securities(b)(c)                          78,165     3,566      6.08
                                              --------   -------
 Total earning assets                          507,027    28,137      7.40
                                                         -------
Other assets                                    37,338
                                              --------
 Total assets                                 $544,364
                                              ========
NOW accounts                                  $ 56,722       480      1.13
Money market accounts                          116,156     2,880      3.31
Savings & other                                 65,594     1,161      2.36
Certificates of deposit                        178,079     7,084      5.30
                                              --------   -------
 Total interest-bearing deposits               416,551    11,605      3.72
Borrowings                                      36,402     1,265      4.63
                                              --------   -------
 Total interest-bearing funds                  452,953    12,870      3.79
                                                         -------
Demand deposits                                 37,635
Other liabilities                                5,371
Shareholders' equity                            48,405
                                              --------
 Total liabilities and shareholders' equity   $544,364
                                              ========
Net interest income                                      $15,267
                                                         =======
Spread on interest-bearing funds                                      3.61
Net interest margin (d)                                               4.01

Nine months ended September 30, 2000           Average   Income/     Average
(dollars in thousands)                         balance   expense   yield/rate
                                               -------   -------   ----------
Loans (a)                                     $224,495   $13,466      8.00%
Mortgage backed securities (b)                  89,318     4,466      6.67
Other securities (b)(c)                         50,365     2,386      6.32
                                              --------   -------
 Total earning assets                          364,178    20,318      7.44
                                                         -------
Other assets                                    12,739
                                              --------
 Total assets                                 $376,917
                                              ========
NOW accounts                                  $ 40,157       341      1.13
Money market accounts                           75,275     1,948      3.45
Savings & other                                 48,318       875      2.42
Certificates of deposit                        128,125     4,972      5.17
                                              --------   -------
 Total interest-bearing deposits               291,875     8,136      3.72
Borrowings                                      29,248     1,372      6.26
                                              --------   -------
 Total interest-bearing funds                  321,123     9,508      3.95
                                                         -------
Demand deposits                                 19,909
Other liabilities                                2,215
Shareholders' equity                            33,670
                                              --------
 Total liabilities and shareholders' equity   $376,917
                                              ========
Net interest income                                      $10,810
                                                         =======
Spread on interest-bearing funds                                      3.49
Net interest margin (d)                                               3.96

(a)   Includes non-accrual loans.
(b)   Average balances of investments are based upon historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d)   Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume and rate.

Nine months ended September 30,                       2001 versus 2000
(dollars in thousands)                            Change in interest due to
                                        Volume     Rate    Vol/rate     Net
                                        ------     ----    --------     ---
Interest-earning assets:
 Loans                                  $7,145    $(190)    $(100)   $6,855
 Mortgage backed securities               (204)     (13)       -       (217)
 Other securities                        1,317      (88)      (48)    1,181
                                        ------    -----     -----    ------
   Total                                 8,258     (291)     (148)    7,819
                                        ------    -----     -----    ------
Interest-bearing liabilities:
 Deposits                                3,475       (4)       (2)    3,469
 Borrowings                                336     (356)      (87)     (107)
                                        ------    -----     -----    ------
   Total                                 3,811     (360)      (89)    3,362
                                        ------    -----     -----    ------
Net change to interest income           $4,447    $  69     $ (59)   $4,457
                                        ======    =====     =====    ======

Interest income
---------------
Total net interest income increased $4,457,000, or 41.2%, for the year ended September 30, 2001 as compared with the same period a year ago. Loan income increased $6,855,000, or 50.9%, as a result of higher average loan balances offset by a lower average yield. Average loans increased $119.1 million, or 53.1%, due to internal growth and the Nutmeg acquisition. The decrease in the average loan yield, down 11 basis points, was due to lower market interest rates throughout 2001, and to changes in portfolio mix. Investment income increased $964,000, or 14.1%, as a result of higher average volume offset somewhat by lower average yields. Average securities increased $23.7 million, or 17.0%. The decrease in average investment yield, down 16 basis points, was due to lower rates on new securities added during 2001, and to changes in portfolio mix.

Interest expense
----------------
Interest expense for the nine months ended September 30, 2001 increased $3,362,000, or 35.4%, as compared with the same period a year ago as a result of the Nutmeg acquisition and internal deposit growth, higher average borrowings, and higher interest rates on CD's. Deposit expense increased $3,469,000, or 42.6%, as a result higher deposit volume and changes in deposit mix. Average interest-bearing deposits increased $124.7 million, or 42.7%. The average cost of interest-bearing deposits remained stable at 3.72%, while certificate of deposit costs increased 13 basis points offset by lower costing money market, savings rates and to a lesser degree NOW accounts . Interest expense on borrowings decreased $107,000, or 7.8%, as a result of lower borrowing rates, down 163 basis points, offset by an increase of $7.2 million in average borrowings.

Provision and Allowance for loan losses
---------------------------------------
NewMil made no provision for loan losses during the year ending September 30, 2001 and a $25,000 provision in the prior year period. During the past year the allowance for loan losses has benefited from an improvement in loan quality, offset in-part by modest loan portfolio growth. These factors have enabled the Bank to reduce its provision for loan losses while maintaining reserve adequacy. For a detailed discussion of the Bank's allowance for loan losses refer to "Results of Operations - For the three month periods ended September 30, 2001 and 2000" above.


Non-interest income
-------------------
The following table details the principal categories of non-interest income for the nine month periods.

 (in thousands)                        2001       2000        Change
                                       ----       ----        ------
 Service charges on
   deposit accounts                  $1,534     $1,026     $ 508    49.5%
 Gains on sales of mortgage
   loans, net                           306        111       195   175.7
 Gain on sale of OREO                   -           62       (62) (100.0)
 Loan servicing                         109         46        63   137.0
 Other                                  332        269        63    23.4
                                     ------     ------     -----
   Total non-interest income         $2,281     $1,514     $ 767    50.7
                                     ======     ======     =====

The increase in non-interest income results primarily from increased customer service fee income due to the increase in the number of deposit accounts during the 2001 period as compared with the 2000 period, as a result of both the Nutmeg acquisition and internal deposit growth during the period. The increase in gains on sales of residential mortgage loans resulted from higher loan sales volume, $17.8 million in 2001 compared to $5.7 million in 2000. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold with servicing rights released. The increase in loan servicing fees resulted from the addition of a loan servicing portfolio with the Nutmeg acquisition.

Operating expenses
------------------
The following table details the principal categories of operating expenses for the nine-month period.

 (in thousands)                        2001       2000        Change
                                       ----       ----        ------
 Compensation                       $ 5,425     $3,977    $1,448   36.4%
 Occupancy                              964        759       205   27.0
 Equipment                              978        740       238   32.2
 Professional                           502        287       215   74.9
 Marketing                              293        276        17    6.2
 Amortization of intangible assets      489        -         489  100.0
 Other                                2,270      1,475       795   53.9
                                    -------     ------     -----
   Total operating expenses         $10,921     $7,514    $3,407   44.8
                                    =======     ======    ======

The increase in compensation expense for the nine months ended September 30, 2001 as compared with the prior year period was due primarily to additional staffing, including the Nutmeg acquisition, and year-over-year salary increases of approximately 4.5%. The increase in occupancy and equipment expense results from the additional Nutmeg branch locations, related increases in equipment maintenance and depreciation expense and the implementation of the Bank's internet banking product in May 2000. Professional fees increased during the 2001 period primarily due to higher legal collection costs, consultants engaged for expense control, offset by OREO property sale gains during the 2000 period. The increase in marketing expenses is primarily due to the additional market areas now serviced as a result of the Nutmeg acquisition. The amortization of intangible assets relates to the Nutmeg acquisition, accounted for as a purchase transaction. Changes in other operating expense also reflect the Nutmeg acquisition and other internal asset growth.


Income taxes
------------
Net income for the nine-month period included an income tax provision of $2,378,000, representing a 35.9% effective rate, as compared with a provision of $1,634,000 a year ago, representing a 34.1% effective rate. The primary difference between NewMil's effective tax rate and the Federal corporate tax rate of 34% is attributable to the amortization of goodwill and core deposit intangible during the 2001 period, which is not deductible for tax purposes.


FINANCIAL CONDITION

During the nine-month period ended September 30, 2001 total assets increased $76.6 million, or 14.6%, to $600.2 million. The increase in assets was due to deposit growth of $30.0 million, or 6.9%, as well as an increase in FHLB borrowings of $40.5 million or 147.3%. During the nine-month period securities increased $72.7 million, or 51.8%, while net loans increased $12.0 million, or 3.6%. Non-performing assets increased slightly to $1,810,000, or 0.30% of total assets at September 30, 2001.

Securities
----------
For the nine-month period securities increased $72.7 million, or 51.8%, to $213.1 million at September 30, 2001. During the period NewMil purchased $54.3 million of fixed rate mortgage backed securities, $15.1 million of fixed rate CMO's, $14.5 million of corporate bonds and $470,000 of other securities.

NewMil's securities portfolio consists of US Goverment Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs), and Federal Home Loan Bank stock. At September 30, 2001, the portfolio had a projected weighted average duration and life of 3.8 years and 5.2 years, respectively, based on median projected prepayment speeds at current interest rates. At September 30, 2001, securities totaling $180.2 million, or 84.6%, were classified as available-for-sale and securities totaling $32.9 million, or 15.4%, were classified as held-to-maturity.

Loans
-----
During the nine-month period ended September 30, 2001 net loans grew $12.0 million, or 3.6%. Loan originations and advances totaled $104.6 million, while loan repayments and loans sold in the secondary market were $92.7 million and $17.8 million, respectively. Major classifications of loans are as follows:

                                            September 30, December 31,
     (in thousands)                               2001        2000
                                                  ----        ----
     Real estate mortgages:
       One-four family residential            $186,525     $187,755
       Five or more family residential          16,078       19,759
       Commercial                               80,407       63,089
       Land                                      3,097        3,423
     Commercial and industrial                  32,687       36,390
     Home equity lines of credit                28,237       24,121
     Installment and other                       3,401        3,868
                                              --------      --------
       Total loans, gross                      350,432      338,405
     Deferred loan origination fees
       and purchase premium, net                  (346)        (343)
     Allowance for loan losses                  (5,496)      (5,518)
                                              --------      --------
       Total loans, net                       $344,590     $332,544
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

Non-performing assets
---------------------
The following table details the composition of non-performing assets as of September 30, 2001.

Non-Performing Assets           Accruing               Total
(dollars in thousands)            loans                 non-
                        Non-    past due              perform-
                       accrual    90 or                  ing
                        loans   more days     OREO     assets
                        -----   ---------     ----     ------
September 30, 2001
Real estate:
 Residential           $  192     $ 259       $ -     $  451
 Commercial               873       127         92     1,092
 Land and land
 development              267        -          -        267
Collateral and
 installment loans         -         -          -         -
                       ------     -----       ----    ------
 Totals                $1,332     $ 386       $ 92    $1,810
                       ======     =====       ====    ======

In addition to non-performing assets, at September 30, 2001 NewMil had $2,829,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

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

Operating activities for the nine month period ended September 30, 2001 provided net cash of $3,899,000. Investing activities used net cash of $80,036,000, principally as a result of securities purchases and net loans advances offset, in part, by securities repayments and maturities. Financing activities provided net cash of $69,028,000, principally from increases in deposits, FHLB borrowings and repurchase agreements, and offset in part by cash dividends paid and treasury stock purchases.

At September 30, 2001, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $197.5 million, to net deposits and short term unsecured liabilities, was 55.3%, well in excess of NewMil's minimum guideline of 15%. At September 30, 2001, NewMil had outstanding commitments to fund new loan originations of $19.2 million, construction mortgage commitments of $8.2 million and unused lines of credit of $36.8 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

During the nine month period ended September 30, 2001 shareholders' equity increased $3.7 million, to $51,192,000, while book value per share increased $1.24 to $11.59. The increase in shareholders' equity resulted from net income of $4.2 million, or $0.91 per share (diluted), net unrealized gains on securities available-for-sale of $3.3 million, net of taxes, common stock issued of $789,000 and stock option exercise proceeds of $134,000, offset by treasury stock purchases of $3.3 million and dividend payments of $1.4 million.

Capital requirements
--------------------
NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At September 30, 2001 NewMil's tier 1 leverage capital ratio was 6.95% and its tier 1 and total risk-based capital ratios were 11.01% and 12.26%, respectively. At September 30, 2001 the Bank's tier 1 leverage capital ratio was 6.94% and its tier 1 and total risk-based capital ratios were 11.02% and 12.27%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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


                                  NEWMIL BANCORP, INC.



November 12, 2001                 By    /s/ Francis J. Wiatr
                                  Francis J. Wiatr,
                                  Chairman, President and CEO



November 12, 2001                 By    /s/ B. Ian McMahon
                                  B. Ian McMahon,
                                  Chief Financial Officer