Form 10-K
period 2001-12-31
NEWMIL BANCORP INC
filed 2002-03-29
CIK 807524

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and asked prices of such stock, as of March 8, 2002, is $56,375,000. The number of shares of Common Stock outstanding as of March 8, 2002, is 4,378,242.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the registrant's definitive Proxy Statement dated March 22, 2002 for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III (Items 10, 11, 12 and 13).

================================================================================

                         TABLE OF CONTENTS

                                                                                                     Page
                              PART I

Item 1.    BUSINESS..................................................................................  3
Item 2.    PROPERTIES................................................................................  6
Item 3.    LEGAL PROCEEDINGS.........................................................................  7
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................  7

                              PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS...............................................................  8
Item 6.    SELECTED FINANCIAL DATA...................................................................  8
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..... 11
Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................ 32
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................... 33
           Consolidated Balance Sheets as of December 31, 2001 and 2001,
               and June 30, 2000..................................................................... 34
           Consolidated Statements of Income for the year ended December 31,
               2001, the six month periods ended December 31, 2000 and 1999, and the years ended June 30, 2000, 1999 and 1998...................................... 35
           Consolidated Statements of Changes in Shareholders Equity for the
               three years ended June 30, 2000, the six month period ended
               December 31, 2000, and the year ended December 31, 2001............................... 37
           Consolidated Statements of Cash Flows for the year ended December 31,
               2001, the six month periods ended December 31, 2000 and 1999, and the years ended June 30, 2000 and 1999............................................ 38
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE....................................................... 60

                             PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................ 61
Item 11.   EXECUTIVE COMPENSATION.................................................................... 61
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT................................................................................ 61
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................ 61

                              PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K ................................................................................. 62

                                     PART I

Item 1. BUSINESS

General
-------

NewMil Bancorp, Inc., ("NewMil"), a Delaware corporation formed in 1987, is the registered bank holding company for NewMil Bank ("the Bank"), a wholly-owned subsidiary. NewMil's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is NewMil's only subsidiary and its primary investment. NewMil's net income is presently derived from the business of the Bank. Future establishment or acquisition of subsidiaries by NewMil is possible. For a discussion of the acquisition of Nutmeg Federal Savings & Loan, by NewMil in November 2000, see Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations - Business". Nevertheless, it is expected that the Bank will account for most of NewMil's net income in the foreseeable future.

The Bank, which was organized in 1858, is a Connecticut chartered and Federal Deposit Insurance Corporation ("FDIC") insured savings bank headquartered in New Milford, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank offers both consumer and commercial deposit accounts, including checking accounts, interest bearing "NOW" accounts, money market accounts, certificates of deposit, savings accounts, Individual Retirement Accounts and sweep accounts. The Bank provides 24x7 access to banking through automated teller machines in sixteen branches, through its internet site at www.newmil.com and through bank by phone.
                 --------------

The Bank offers a broad range of mortgage and consumer loans to the residents of its service area including residential mortgages, home equity credit lines and loans, installment loans and collateral loans. The Bank sells some of the residential mortgages that it originates on a servicing released basis. The Bank offers a broad range of mortgage and commercial loans to the companies and small businesses of its service area including lines of credit, term loans, Small Business Administration ("SBA") loans, commercial real estate mortgages, and construction and development mortgages. In addition, the Bank offers services including money orders, travelers' checks and safe deposit boxes. Although so empowered, the Bank is not currently offering trust services.

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

Market Area and Competition
---------------------------

The Bank conducts its business through eighteen full service offices and one special needs office located in Connecticut's Litchfield, Fairfield and New Haven Counties. The Bank's service area, which has a population of approximately 460,000, enjoys a balance of manufacturing, trade, and service employment and is home to a number of Fortune 500 companies. Although the Bank's primary market area is Litchfield and northern Fairfield counties, the Bank has depositors and borrowers that live outside of these areas.

The Bank faces strong competition in attracting and retaining deposits and in making mortgage and other loans. Its most direct competition for deposits has historically come from other savings banks and commercial banks located in its market area. More recently, competition for deposits has developed from non-banking companies such as brokerage houses that offer a range of deposit and deposit-like products. Although the Bank expects this continuing competition to have an effect upon the cost of funds, it does not anticipate any substantial adverse effect on maintaining the current deposit base. The Bank is competitive within its market area in the various deposit products it offers to depositors. Due to this fact, management feels they have the ability to maintain the deposit base. The Bank does not rely upon any individual, group or entity for a significant portion of its deposits.

The Bank's competition for real estate loans comes primarily from mortgage banking companies, savings banks, commercial banks, insurance companies, and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it offers borrowers, real estate brokers and builders. Factors that affect competition include, among others, the general availability of funds and credit, general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Congress passed legislation in 1994 providing for a phase-in of full interstate branching. Connecticut law has since 1990 provided for full interstate banking and, more recently, has adopted legislation allowing interstate branching, subject to certain limitations. In recent years several out of state financial institutions, almost all larger and with greater financial resources than the Bank, have acquired Connecticut financial institutions and begun operations in Connecticut. This has both increased competition in NewMil's market areas and resulted in the reduction of locally-based competition through consolidations. NewMil may consider expansion within or outside of Connecticut provided appropriate opportunities and conditions exist. For a discussion of the acquisition of Nutmeg Federal Savings & Loan, by NewMil in November 2000, see
Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operations - Business".

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

Adjustable rate mortgage loans allow the Bank to maintain a degree of rate sensitivity, though the extent of this sensitivity is limited by the re-pricing intervals and caps contained in each loan type.

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

Some of the residential mortgage loans that the Bank originates are originated for sale to generate fee income. All such loans are sold on a servicing released basis.

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

Commercial Mortgage and Multi-Family Mortgage Loans: The Bank also makes loans collateralized by mortgages on commercial and multi-family residential properties. Commercial and multi-family loans are offered on an adjustable rate basis, generally with a daily re-pricing frequency and with the interest adjustment tied to the Prime Rate. Loans may also be structured with fixed rate terms ranging from 1 to 5 years.

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

For further discussion of the composition and quality of the loan portfolio see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Financial Condition - Loans" on pages 27 and 29.

Supervision and Regulation
--------------------------

Federal Bank Holding Company Regulation: NewMil is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the types of companies which NewMil may acquire or organize and the activities in which it or they may engage. In general, NewMil and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, NewMil must obtain the prior approval of the Board of Governors of the Federal Reserve System ("the FRB") to acquire control of any bank; to acquire, with certain exceptions, more than 5 percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company. As a result of such laws and regulation, NewMil is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower. The Financial Modernization Act of 1999 created, among other things, a new entity the "financial holding company". Such entities can engage in a broader range of activities that are "financial in nature", including insurance underwriting, securities underwriting and merchant banking. Financial holding companies can be established relatively easily through a notice filing with the FRB, which acts as the "umbrella regulator" for such entities. NewMil may determine to become a financial holding company in the future.

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

Fluctuations in interest rates, which may result from government fiscal policies and the monetary policies of the Federal Reserve System, have a strong impact on the income derived from loans and securities, and interest paid on deposits. While NewMil and the Bank strive to anticipate changes and adjust their strategies for such changes, the level of earnings can be materially affected by economic circumstances beyond their control.

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the FRB and the FDIC. For information on these capital requirements and NewMil and the Bank's capital ratios see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" on page 31 and Note 10 to the Financial Statements - Shareholders Equity under Capital Requirements.

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

Employees
---------

The Bank had 160 full-time and 23 part-time employees at December 31, 2001. Management considers the Bank's relationship with its employees to be good. The Bank's employees are not represented by any collective bargaining groups.

Subsidiaries
------------

The Bank is NewMil's only subsidiary and accounts for 100% of NewMil's income for the current fiscal period. At December 31, 2001, the Bank had three wholly-owned subsidiaries, NewMil Mortgage Company, Asset Recovery Management Company and New Mil Asset Company. NewMil Mortgage Company is a passive investment company ("PIC") that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporate Business Tax. Asset Recovery Management Company and New Mil Asset Company were both formed to hold and liquidate certain foreclosed real estate and are presently inactive.

Item 2. PROPERTIES

The Bank conducts its business at its main office, located at 19 Main Street, New Milford, Connecticut, and through 18 full service branches located in Litchfield, Fairfield and New Haven Counties in addition to one limited service branch located in Southbury, Connecticut. The Bank owns its main office and seven of its branches. The ten other full service locations are leased by the Bank. The following table sets forth certain information regarding the Bank's branch offices, as of December 31, 2001.

                                                         Date       Owned    Lease
                                                         acquired   or       expiration
Branch office        Location                            /opened    leased   date
---------------------------------------------------------------------------------------
Bethel               Stony Hill Road, Bethel, CT         2000       Leased   2005
Brookfield           Route 7, Brookfield, CT             1964       Leased   2005
Boardman Terrace     53 Main Street, New Milford, CT     1977       Owned      --
Bridgewater (b)      Routes 57 & 133, Bridgewater, CT    1981       Owned      --
Canaan               Main St. & Granite Avenue,
                     Canaan, CT                          1982       Owned      --
Danbury              Main Street, Danbury, CT            2000       Leased   2006
Danbury              North Street Shopping Center,
                     Danbury, CT                         2000       Leased   2002
Kent                 50 North Main St., Kent, CT         1960       Owned      --
Lanesville           291 Danbury Road, New Milford, CT   1989       Owned      --
Morris               Route 109 & 63, Morris, CT          1981       Owned      --
New Fairfield        Routes 37 & 39, New Fairfield, CT   1969       Leased   2004
New Milford (c)      19 Main Street, New Milford, CT     1902       Owned      --
New Preston (d)      Routes 202 & 45, New Preston, CT    1979       Owned      --
Norwalk              187 Main Street, Norwalk, CT        1997       Leased   2004
Pomperaug Woods(e)   Heritage Road, Southbury, CT        2000       N/A        --
Ridgefield           Route 7, Ridgefield, CT             2000       Leased   2004
Sharon               Route 41, Sharon, CT                1971       Leased   2002
Sherman              Routes 37 & 39, Sherman, CT         1976       Leased   2004
Southbury            Grand Union Supermarket
                     775 Main Street South,
                     Southbury, CT                       1997       Leased   2003

(a) Information concerning the Bank's lease payments can be found at Note 14 on page 55.

(b) The Bank owns an additional building on this site, which is leased at an annual rent of $5,000.
(c)  Main Office.
(d) The Bank owns an additional building on this site, which is leased at an annual rent of $14,800.
(e) The Bank operates a limited service office, one day a week, at this location for the residents of Pomperaug Woods. Pomperaug Woods is an independent life-care retirement community located in Southbury, Connecticut.

Item 3. LEGAL PROCEEDINGS

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2001, no matter was submitted to a vote of the shareholders of NewMil.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

For the information required by this item see "Quarterly Financial Data (unaudited)" on pages 59 and 60. For a discussion of NewMil's dividend policy and restrictions on dividends see "Management Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Dividend Restrictions" on page 32.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth NewMil's consolidated financial and other data at the dates and for the periods indicated. This data has been derived from NewMil's audited consolidated financial statements. The results as of and for the year ended December 31, 2001 and for the six month period ended December 31, 2000 reflect the acquisition of Nutmeg Federal Savings and Loan Association on November 9, 2000.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except ratios and per share amounts)

                                        At or for the         At or for the
                                         years ended        six months ended              At or for the
                                         December 31,          December 31,            years ended June 30,
                                       2001       2000       2000       1999       2000       1999       1998
---------------------------------------------------------------------------------------------------------------
Statement of Income

Interest & dividend income           $ 37,648   $ 28,879   $ 15,709   $ 12,006   $ 25,175   $ 24,456   $ 24,655
Interest expense                       16,631     13,768      7,801      5,144     11,111     11,807     12,196
Net interest income                    21,017     15,111      7,908      6,862     14,064     12,649     12,459
Provision (credit) for loan losses         --       (391)      (416)      (495)      (470)       100        250
Non-interest income:
   Service fees & other                 2,652      1,918      1,051        944      1,809      1,545      1,518
   Gains on sales of loans, net           406        156         93         84        147        547        480
   Losses on sales of
       securities, net                     --         --         --       (109)      (109)        --       (271)
   Gain on sale of non-
       performing loan                     --         --         --         --         --         --        778
   Gains on sales of OREO                  --         62         39         23         46      1,342        359
Non-interest expense                   15,291     11,285      6,382      5,435     10,336     10,438      9,920
Income before income taxes              8,784      6,353      3,125      2,864      6,091      5,545      5,153
Income tax provision                    3,158      2,236      1,119        960      2,076      2,264      2,164
Income before effect of
   accounting change &
   extraordinary item                   5,626      4,117      2,006      1,904      4,015      3,281      2,989
Cumulative effect of
   change in accounting
   principle, net of taxes                 --         --         --         --         --       (162)        --
Extraordinary item,
   net of taxes                            --         --         --         --         --        (87)        --
Net income                              5,626      4,117      2,006      1,904      4,015      3,032      2,989
Financial Condition

Total assets                         $607,026   $523,578   $523,578   $341,798   $392,572   $352,117   $367,569
Loans, net                            340,368    332,544    332,544    214,312    223,734    210,036    162,849
Allowance for loan losses               5,502      5,518      5,518      5,029      4,978      4,989      5,004
Securities                            212,408    140,398    140,398    108,582    144,307    118,202    162,267
Deposits                              476,116    437,793    437,793    299,254    319,626    300,123    293,877
Borrowings                             67,540     27,500     27,500      7,500     35,750     15,000     37,500
Shareholders' equity                   50,594     47,517     47,517     33,137     34,325     33,135     33,409
Non-performing assets                   1,861      1,741      1,741      2,094      1,218      1,569      1,684
Per Share Data

Income before effect of
   accounting change &
   extraordinary item
       Diluted                       $   1.21   $   1.05   $   0.50   $   0.50   $   1.05   $   0.82   $   0.74
       Basic                             1.26       1.10       0.52       0.52       1.10       0.87       0.78
Net income
       Diluted                           1.21       1.05       0.50       0.50       1.05       0.76       0.74
       Basic                             1.26       1.10       0.52       0.52       1.10       0.80       0.78
Cash dividends                           0.44       0.41       0.21       0.20       0.40       0.35       0.30
Book value                              11.52      10.35      10.35       9.10       9.52       9.04       8.71

                                         At or for the            At or for the
                                          years ended           six months ended              At or for the
                                          December 31,             December 31,            years ended June 30,
                                        2001        2000        2000        1999        2000        1999        1998
--------------------------------------------------------------------------------------------------------------------
Statistical Data
Net interest margin                     4.05%       3.94%       3.86%       4.08%       4.06%       3.64%       3.78%
Efficiency ratio                       63.51       65.43       70.20       69.24       64.77       64.90       64.74
Effective tax rate                     35.95       35.20       35.81       33.52       34.08       40.83       42.00

Return on average assets                1.01        1.03        0.93        1.10        1.12        0.84        0.88
Return on average
   shareholders' equity                11.42       11.53       10.49       11.48       12.11        8.84        9.04

Dividend payout ratio                  34.92       37.27       37.79       38.34       36.36       43.75       38.57
Allowance for loan
   losses to total loans                1.59        1.63        1.63        2.29        2.18        2.32        2.98
Non-performing assets to
   total assets                         0.31        0.33        0.33        0.61        0.31        0.45        0.46
Tier 1 leverage capital                 6.56        8.06        8.06        9.84        9.19        9.53        9.28
Total risk-based capital               12.18       12.98       12.98       18.53       16.83       19.40       21.26
Average shareholders'
   equity to average assets             8.83        8.93        8.89        9.66        9.26        9.49        9.69

Weighted average equivalent
   shares outstanding, diluted         4,639       3,913       4,035       3,840       3,807       3,985       4,066
Shares outstanding at end
   of period (excluding
   Treasury stock)                     4,391       4,591       4,591       3,640       3,606       3,664       3,834

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for NewMil Bank ("Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation ("FDIC") insured savings bank headquartered in New Milford, Connecticut. NewMil's principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities, and conducts its business from eighteen full-service offices in Connecticut's Litchfield, Fairfield and New Haven Counties and one special needs office in New Haven County. NewMil and the Bank were formed in 1987 and 1858, respectively.

Change in Fiscal Year End
-------------------------

In December 2000 NewMil changed its fiscal year end to December 31 from June 30. Previously, NewMil had changed its tax year to a calendar year basis, effective for calendar year 1999, to take advantage of Connecticut tax legislation related to banks and financial service companies.

Acquisition of Nutmeg Federal Savings and Loan Association
----------------------------------------------------------

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

Change in Name of NewMil Bank
-----------------------------

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

OVERVIEW

NewMil earned net income of $5,626,000, or $1.21 per share, for 2001, compared with net income of $4,117,000, or $1.05 per share, for 2000. Net income for 2001 includes a full year's operating results from Nutmeg, acquired in November 2000.

The following discussion and analysis of NewMil's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2001 and 2000

Analysis of Net Interest and Dividend Income
--------------------------------------------

Net interest income increased $5,906,000, or 39.1%, to $21,017,000 in 2001. This resulted from a $136.0 million increase in average earning assets and, to a lesser extent, an 11 basis point increase in the net interest margin. The increase in earning assets is due primarily to the Nutmeg acquisition in November 2000, and internal growth. The net interest margin increased to 4.05% from 3.94%. This increase was due mostly to the effects of lower market interest rates during 2001 as compared with 2000 and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Year ended December 31,              Average balance       Income/expense     Average yield/rate
(dollars in thousands)               2001       2000      2001      2000       2001      2000
-----------------------------------------------------------------------------------------------
Loans(a)                           $344,738   $242,141    26,685    19,592     7.74%     8.09%
Mortgage backed securities(b)        94,156     88,585     6,128     5,919     6.51      6.68
Other securities(b)(c)               80,681     52,829     4,835     3,368     5.99      6.38
--------------------------------------------------------------------------
Total earning assets                519,575    383,555    37,648    28,879     7.25      7.53
                                                         -----------------
Other assets                         38,041     16,212
------------------------------------------------------
Total assets                       $557,616   $399,767
======================================================

NOW accounts                       $ 57,479   $ 41,796       629       474     1.09      1.13
Money market accounts               116,688     81,152     3,514     2,990     3.01      3.69
Savings & other                      66,310     50,596     1,472     1,237     2.22      2.44
Certificates of deposit             179,635    135,221     9,108     7,180     5.07      5.31
--------------------------------------------------------------------------
Total interest-bearing deposits     420,112    308,765    14,723    11,881     3.51      3.85
Borrowings                           44,513     29,958     1,908     1,887     4.29      6.30
--------------------------------------------------------------------------
Total interest-bearing funds        464,625    338,723    16,631    13,768     3.58      4.07
                                                         -----------------
Demand deposits                      38,330     22,379
Other liabilities                     5,410      2,962
Shareholders' equity                 49,251     35,703
------------------------------------------------------
Total liabilities &
  shareholders' equity             $557,616   $399,767
======================================================

Net interest income                                      $21,017   $15,111
                                                         =================
Spread on interest-bearing funds                                               3.67      3.46
Net interest margin (d)                                                        4.05      3.94

(a)  Includes non-accrual loans.
(b)  Average balances of investments are based on historical cost.
(c)  Includes interest-bearing deposits in other banks and federal funds sold.
(d)  Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Year ended December 31,                         2001 versus 2000
(in thousands)                              Change in interest due to
-----------------------------------------------------------------------------
                                    Volume      Rate     Volume/rate     Net
-----------------------------------------------------------------------------
Interest-earning assets:
  Loans                            $ 8,301     $ (849)      $(359)     $7,093
  Mortgage backed securities           372       (153)        (10)        209
  Other securities                   1,776       (202)       (107)      1,467
-----------------------------------------------------------------------------
     Total                          10,449     (1,204)       (476)      8,769
-----------------------------------------------------------------------------
Interest-bearing liabilities:
  Deposits                           4,285     (1,061)       (382)      2,842
  Borrowings                           917       (603)       (293)         21
-----------------------------------------------------------------------------
     Total                           5,202     (1,664)       (675)      2,863
-----------------------------------------------------------------------------
Net change to interest income      $ 5,247     $  460       $ 199      $5,906
=============================================================================

Net interest and dividend income represents the difference between interest and dividends earned on loans and securities and interest paid on deposits and borrowings. The level of net interest income is a function of volume, rates and mix of both earning assets and interest-bearing liabilities. Net interest income can be adversely affected by changes in interest rate levels as determined by NewMil's "gap" position, measured by the differences between the volume of assets and liabilities that are subject to re-pricing within different future time periods.

Interest Income
---------------

Total interest and dividend income increased $8,769,000, or 30.4%, to $37.6 million in 2001. Loan income increased $7,093,000, or 36.2%, as a result of higher loan volume offset somewhat by a lower average yield. Average loans increased $102.6 million, or 42.4%, to $344.7 million in 2001 as compared with 2000, due to the Nutmeg acquisition in 2000 and, to a lesser extent, internal growth. The decrease in average loan yield, down 35 basis points, is due to lower market interest rates in 2001 and changes in portfolio mix. Investment income increased $1,676,000, or 18.1%, in 2001 as a result of higher average volume, offset, in part, by lower average yields. Average securities increased $33.4 million, or 23.6%, as a result of internal growth. The decrease in average investment yield, down 30 basis points, was due to lower reinvestment yields during 2001 and changes in portfolio mix.

Interest Expense
----------------

Interest expense increased $2,863,000, or 20.8%, to $16.6 million in 2001 primarily as a result of the Nutmeg acquisition, changes in deposit mix and higher average borrowings. Deposit expense increased $2,842,000, or 23.9%, as a result of higher deposit volume and changes in deposit mix offset, to a lesser degree, by lower deposit rates. Average interest-bearing deposits increased $111.3 million, or 36.1%, due to the Nutmeg acquisition in 2000 and internal growth. NOW accounts increased $15.7 million, or 37.5%, money market accounts increased $35.5 million, or 43.8%, savings accounts increased $15.7 million, or 31.1%, and certificates of deposits increased $44.4 million, or 32.8%. The average cost of interest-bearing deposits decreased 34 basis points to 3.51%. Borrowings expense increased $21,000 as a result of higher average borrowings, up $14.6 million, offset by lower advance rates, down 201 basis points.

Provision and Allowance for Loan Losses
---------------------------------------

The following table sets forth changes in the allowance for loan losses and other selected statistics:

                                        Years ended       Six months ended
                                        December 31,        December 31,         Years ended June 30,
(dollars in thousands)                 2001      2000      2000      1999      2000      1999      1998
--------------------------------------------------------------------------------------------------------
Balance, beginning of period          $5,518    $5,029    $4,978    $4,989    $4,989    $5,004    $5,452
Provision (recoveries)
   for loan losses                        --      (391)     (416)     (495)     (470)      100       250
Allowance acquired from
   purchase of Nutmeg                     --       584       584        --        --        --        --
Charge-offs:
   Real estate mortgages                  58       191        39        --       172       165       633
   Commercial & industrial                 1         5         5        20        --        --        --
   Consumer loans                         15         8         5         2         5        11        73
--------------------------------------------------------------------------------------------------------
      Total charge-offs                   74       204        49        22       177       176       706
--------------------------------------------------------------------------------------------------------
Recoveries:
   Real estate mortgages                  18         9         4         1       631        52         4
   Commercial & industrial                20       487       417       554        --        --        --
   Consumer loans                         20         4        --         2         5         9         4
--------------------------------------------------------------------------------------------------------
      Total recoveries                    58       500       421       557       636        61         8
--------------------------------------------------------------------------------------------------------
Net (recoveries) charge-offs              16      (296)     (372)     (535)     (459)      115       698
--------------------------------------------------------------------------------------------------------
Balance, end of period                $5,502    $5,518    $5,518    $5,029    $4,978    $4,989    $5,004
========================================================================================================
Ratio of allowance for loan losses:
     to non-performing loans           315.3%    346.8%    346.8%    267.2%    584.3%    403.6%    360.3%
     to total gross loans                1.6       1.6       1.6       2.3       2.2       2.3       3.0
Loan loss provision
    to average loans                      --      (0.1)     (0.2)     (0.2)     (0.2)      0.1       0.1
Ratio of net (recoveries)
    charge-offs to average
    loans outstanding                     --      (0.1)     (0.2)     (0.2)     (0.2)      0.1       0.4

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

                                   December 31, 2001      December 31, 2000        June 30, 2000
----------------------------------------------------------------------------------------------------
(dollars in thousands)            Allowance   Loans(a)   Allowance   Loans(a)   Allowance   Loans(a)
----------------------------------------------------------------------------------------------------
Real Estate Mortgages
   Residential 1-to-4 family        $  824      52.2%      $  942      55.6%      $  666      57.2%
   Residential 5-or-more family        790       4.2          477       5.8          548       1.8
   Commercial                        1,740      23.8        2,145      18.6        1,075      22.6
   Land & land development             196       0.9          319       1.0          374       0.9
   Home equity credit                  576       9.4          604       7.1          474       8.8
----------------------------------------------------------------------------------------------------
        Total mortgage loans         4,126      90.5        4,487      88.1        3,137      91.3
Commercial & industrial                796       8.6          609      10.8          928       7.6
Installment                             46       0.3           42       0.6           45       0.4
Collateral & other                       0       0.6           19       0.5           16       0.7
Unallocated                            534       0.0          361       0.0          852       0.0
----------------------------------------------------------------------------------------------------
   Total allowance                  $5,502     100.0       $5,518     100.0       $4,978     100.0
====================================================================================================

                                      June 30, 1999          June 30, 1998          June 30, 1997
----------------------------------------------------------------------------------------------------
(dollars in thousands)            Allowance   Loans(a)   Allowance   Loans(a)   Allowance   Loans(a)
----------------------------------------------------------------------------------------------------
Real Estate Mortgages
   Residential
        1-to-4 family               $  959      59.8%      $  978      50.8%      $1,131      52.9%
5-or-more family                       461       2.9          694       3.3          906       2.8
Commercial                           1,937      17.4        2,026      20.8        1,669      18.5
Land & land development                258       1.1          440       2.1          683       4.9
Home equity credit                     195       9.0          212      12.6          205      11.8
---------------------------------------------------------------------------------------------------
        Total mortgage loans         3,810      90.2        4,350      89.6        4,594      90.9
Commercial & industrial                239       8.5          188       8.5          184       7.2
Installment                             18       0.4           24       0.7           34       0.7
Collateral                               0       0.9            0       1.2            0       1.2
Unallocated                            922       0.0          442       0.0          640       0.0
---------------------------------------------------------------------------------------------------
   Total allowance                  $4,989     100.0       $5,004     100.0       $5,452     100.0
===================================================================================================

(a)  Percent of loans in each category to total loans.

NewMil had no provision for loan losses in 2001 and a negative provision for loan losses of $391,000 in 2000, due to a $416,000 recovery from a previously charged off loan. In addition, $584,000 was added to the allowance in November 2000 as a result of the Nutmeg acquisition. The following table provides a summary of loan loss provision and net charge-off data activity since 1991.

                                            Year ended    Six months ended     Fiscal      Fiscal
                                           December 31,      December 31,     years(a)    years(a)
  (dollars in thousands)                       2001              2000        1995-2000    1991-1994
----------------------------------------------------------------------------------------------------
Average loans                                $344,738        $262,761         $174,016     $145,103
Provision for loan losses                          --            (416)           1,080       16,544
(Charge-offs) recoveries, net                     (16)            372           (1,348)     (12,659)
Ratios of (annualized):
  Net charge-offs to average loans               0.00%          -0.14%            0.13%        2.18%
  Loan loss provision to average loans           0.00           -0.16             0.10         2.85
  Loan loss provision to net charge-offs         0.00          111.83            80.12       130.69

(a)  Fiscal years ended June 30th.

Over the past several years a favorable economic climate and prudent credit risk management have resulted in a significant decline in net charge-offs, as compared with the period from 1991 to 1994, during which time many of NewMil's borrowers experienced financial difficulties. In 2001 NewMil's net charge-offs were only $16,000, compared with a net recovery of $372,000 for the six months ended December 31, 2000. During the preceding six fiscal years, from 1995 through 2000, net charge-offs totaled $976,000. However, net charge-offs for fiscal years 1991 through 1994 totaled $12.7 million. The following table provides a comparison of allowance for loan losses and non-performing assets data for 2001 with historical data from 1994, 1991 and 1990, during which time many of NewMil's borrowers experienced financial difficulties.

                                      December 31,                    June 30,
  (dollars in thousands)                 2001          2000       1994       1991       1990
----------------------------------------------------------------------------------------------
Loans, net                             $340,368      $223,734   $141,775   $152,973   $160,319
Allowance for loan losses                 5,502         4,978      5,246      4,006      1,361
Non-performing assets                     1,741         1,218     13,685     21,824     17,341
Ratios of:
 Allowance to gross loans                  1.59%         2.18%      3.57%      2.55%      0.84%
 Non-performing assets to net loans        0.50          0.53       9.31      13.90      10.73

Improvement in loan quality during 2001, offset in part by modest loan portfolio growth of $7.8 million, enabled NewMil to lower its allowance for loan losses as a percentage of total loans, and resulted in no loan loss provision for the year. During 2001 the ratio of the allowance for loan losses to total loans declined to 1.59% at December 31, 2001 from 1.63% at December 31, 2000 and 2.18% at June 30, 2000. For 2001 the ratio of non-performing loans to total loans continued to remain historically low, 0.50% at December 31, 2001, compared with 0.47% at December 31, 2000 and 0.37% at June 30, 2000. The ratio of past due loans (including non-performing loans) to total loans declined to 0.64% at December 31, 2001, compared with 1.14% at December 31, 2000, and 0.97% at June 30, 2000. For additional discussion on loan quality see "Asset Quality and Portfolio Risk".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at December 31, 2001. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was examined by the FDIC in February 2001 and no additions to the allowance were requested as a result of this examination.

At December 31, 2001, the loan portfolio had a weighted average stated maturity of 16 years. Management projects expected losses based on NewMil's historical experience and the economic outlook. The 1991-1994 period marked the highest loss period and is one factor considered in setting the allowance for each loan type and in total. Given favorable loss experience in the past seven years, management has set the allowance at the lower end of the range of losses experienced over the past eleven years. The allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses is computed by segregating the portfolio into various risk rating categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the risk rating. In addition the Bank maintains an unallocated reserve. The unallocated reserve was $534,000 at December 31, 2001, $361,000 at December 31, 2000 and $852,000 at June 30, 2000.

Non-Interest Income
-------------------

Non-interest income increased $922,000 or 43.2%, in 2001, due primarily to the Nutmeg acquisition in November 2000 and to internal growth. The principal categories of non-interest income are as follows:

Years ended December 31, (dollars in thousands)    2001     2000       Change
-----------------------------------------------------------------------------------
Service charges on deposit accounts               $2,089   $1,465   $624      42.6%
Gains on sales of loans, net                         406      156    250     160.3
Gains on sales of OREO                                --       62    (62)   (100.0)
Loan servicing                                       134       75     59      78.7
Other                                                429      378     51      13.5
-----------------------------------------------------------------------------------
   Total non-interest income                      $3,058   $2,136   $922      43.2%
===================================================================================

The increase in service charges on deposit accounts in 2001 reflects increased transaction volume resulting from both growth in transaction deposit accounts and accounts added with the Nutmeg purchase. The increase in gains from sales of residential mortgage loans resulted from increased loan sales, $24.8 million in 2001 compared with $8.8 million in 2000. Loans sold into the secondary market are generally pre-arranged on a loan-by-loan basis prior to closing and are sold service-released. The increase in loan servicing fees in 2001 resulted from the acquisition of a $24.1 million loan servicing portfolio with the Nutmeg purchase, offset by portfolio run-off. At December 31, 2001 NewMil's loan servicing portfolio totaled $33.2 million, down from $38.3 million at December 31, 2000. NewMil did not acquire any loan servicing assets during 2001.

Operating Expenses
------------------

Operating expenses increased $1,509,000, or 35.5%, in 2001, due primarily to the Nutmeg acquisition in November 2000. The principal categories of operating expenses are as follows:

Years ended December 31, (dollars in thousands)     2001      2000         Change
-------------------------------------------------------------------------------------
Salaries                                          $ 6,729   $ 5,287   $1,442    27.3%
Employee benefits                                     931       229      702   306.4
Occupancy                                           1,313     1,083      230    17.5
Equipment                                           1,185     1,208      (23)    1.9
Marketing                                             510       714     (204)  (28.6)
Professional, collection and OREO                     813       474      339    71.5
Amortization of intangible assets                     654        82      572   697.6
Other operating                                     3,156     2,208      948    42.9
-------------------------------------------------------------------------------------
   Total operating expenses                       $15,291   $11,285   $4,006    35.5%
=====================================================================================

The increase in salaries in 2001 was due primarily to annual salary increases, higher incentive compensation awards, increases in staffing and staff added with the Nutmeg purchase. The increase in employee benefits in 2001 resulted from a $273,000 decrease in net periodic pension income from NewMil's frozen defined benefit pension plan (the plan), and to increased medical, 401K and other benefits costs due to increased staffing, due primarily to the Nutmeg acquisition. Employee benefit expense for 2000 also benefited from an $80,000 recovery from the settlement of a medical claim dispute with a third party. The increase in occupancy expense was due to higher real estate taxes, rent, utilities and depreciation expense associated mainly with the Nutmeg purchase. Marketing expense decreased as a result of one-time advertising campaigns in 2000 to promote the name change of NewMil's subsidiary bank to NewMil Bank, and the Nutmeg acquisition. The increase in professional fees was primarily associated with increased loan collection costs, benefits consulting in 2001 and consulting on cost control initiatives. Amortization of intangible assets for 2001 included a full year's amortization for goodwill and core deposit intangibles arising from the Nutmeg acquisition in November 2000, compared with only two months of amortization in 2000. Changes in other operating expenses also result from the Nutmeg acquisition and other internally generated growth in the Bank's assets.

Income Taxes
------------

Net income for 2001 included an income tax provision of $3,158,000, for an effective tax rate of 35.95%, as compared with a 2000 income tax provision of $2,236,000 for an effective tax rate of 35.2%. The effective tax rate exceeded the 34% federal statutory rate due to the non-deductibility nature of goodwill. For further information on income taxes see Note 8 of Notes to Consolidated Financial Statements.

Comparison of the Six Month Periods Ended December 31, 2000 and 1999

NewMil earned net income of $2,006,000, or $0.50 per share, for the six month period ended December 31, 2000, compared with net income of $1,904,000, or $0.50 per share, for the six month period ended December 31, 1999. Net income for the 2000 period included certain one-time expenses related to the Nutmeg acquisition, the change in the name of the subsidiary NewMil Bank and the change in NewMil's fiscal year-end. NewMil incurred expenses of $370,000 associated with the Bank's name change and an advertising campaign related to both the name change and the Nutmeg acquisition. Expenses related to the acquisition totaled $108,000 and included the cost of converting Nutmeg data systems and certain employee payments. These expenses were offset in part by a negative loan loss provision of $416,000 due to the recovery of a previously charged-off loan.

Analysis of Net Interest and Dividend Income
--------------------------------------------

Net interest income increased $1,046,000, or 15.2%, to $7,908,000 for the six month period ended December 31, 2000. This resulted from a $73.3 million increase in average earning assets for the period, offset in part by a 22 basis point decrease in the net interest margin. The increase in earning assets was due primarily to the Nutmeg acquisition in November 2000. The net interest margin decreased to 3.86% from 4.08%, due mostly to the effects of higher market interest rates during 2000 as compared with 1999, and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Six months ended December 31,          Average balance       Income/expense    Average yield/rate
(dollars in thousands)                 2000       1999      2000      1999      2000      1999
-------------------------------------------------------------------------------------------------
Loans(a)                             $262,761   $217,313   $10,833   $ 8,349    8.25%     7.68%
Mortgage backed securities (b)         88,191     86,839     2,963     2,782    6.72      6.41
Other securities(b)(c)                 58,746     32,251     1,913       875    6.51      5.43
----------------------------------------------------------------------------
Total earning assets                  409,698    336,403    15,709    12,006    7.67      7.14
                                                           -----------------
Other assets                           20,600     10,733
--------------------------------------------------------
Total assets                         $430,298   $347,136
========================================================

NOW accounts                          $43,701    $36,464       249       209    1.14      1.15
Money market accounts                  91,555     72,311     1,866     1,062    4.08      2.94
Savings & other                        52,137     48,827       647       595    2.48      2.44
Certificates of deposit               144,095    124,198     4,027     2,920    5.59      4.70
----------------------------------------------------------------------------
Total interest-bearing deposits       331,488    281,800     6,789     4,786    4.10      3.40
Borrowings                             31,390     11,750     1,012       358    6.45      6.09
----------------------------------------------------------------------------
Total interest-bearing funds          362,878    293,550     7,801     5,144    4.30      3.51
                                                           -----------------
Demand deposits                        25,360     18,720
Other liabilities                       3,805      1,689
Shareholders' equity                   38,255     33,177
--------------------------------------------------------
Total liabilities &
   shareholders' equity              $430,298   $347,136
========================================================

Net interest income                                        $ 7,908   $ 6,862
                                                           =================
Spread on interest-bearing funds                                                3.37      3.63
Net interest margin(d)                                                          3.86      4.08

(a)  Includes non-accrual loans.
(b)  Average balances of investments are based on historical cost.
(c)  Includes interest-bearing deposits in other banks and federal funds sold.
(d)  Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Six months ended December 31,             2000 versus 1999
(in thousands)                         Change in interest due to
-----------------------------------------------------------------------
                                Volume    Rate     Volume/rate     Net
-----------------------------------------------------------------------
Interest-earning assets:
 Loans                          $1,746   $  610        $128      $2,484
 Mortgage backed securities         43      136           2         181
 Other securities                  719      175         144       1,038
-----------------------------------------------------------------------
   Total                         2,508      921         274       3,703
-----------------------------------------------------------------------
Interest-bearing liabilities:
 Deposits                          844      985         174       2,003
 Borrowings                        598       21          35         654
-----------------------------------------------------------------------
   Total                         1,442    1,006         209       2,657
-----------------------------------------------------------------------
Net change to interest income   $1,066   $  (85)       $ 65      $1,046
=======================================================================

Interest Income
---------------

Total interest and dividend income increased $3,703,000, or 30.8%, to $15.7 million for the 2000 period. Loan income increased $2,484,000, or 29.8%, as a result of higher loan volume and a higher average yield. Average loans increased $45.4 million, or 20.9%, to $262.8 million in 2000 as compared with 1999, due to internal growth and the Nutmeg acquisition. The increase in average loan yield, up 57 basis points, was due to higher market interest rates in 2000 and changes in portfolio mix. Investment income increased $1,219,000, or 33.3%, in 2000 as a result of higher average volume and higher average yields. Average securities increased $27.8 million, or 23.4%. The increase in average investment yield, up 49 basis points, was due to higher reinvestment yields during 2000 and changes in portfolio mix.

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

Provision and Allowance for Loan Losses
---------------------------------------

NewMil had negative provisions for loan losses of $416,000 and $495,000 for the six month periods ended December 31, 2000 and 1999, respectively, due to cash recoveries from a previously charged-off loan. Excluding these recoveries, NewMil's provision for loan losses would have been $0 and $50,000 for the 2000 and 1999 periods, respectively. In addition, $584,000 was added to the allowance in 2000 as a result of the Nutmeg acquisition. Over the past several years the benefits from a steady improvement in loan quality, offset in part by effect of modest loan portfolio growth, has enabled NewMil to reduce its provision for loan losses. The ratio of non-performing loans to total loans has declined to 0.47% at December 31, 2000, compared with 0.37%, 0.57%, 0.83% and 1.81% at June
30, 2000, 1999, 1998 and 1997, respectively. The ratio of past due loans (including non-performing loans) to total loans was 1.14% at December 31, 2000, compared with 0.97% and 1.58% at June 30, 2000 and 1999, respectively. The decrease in the ratio of the allowance for loan losses to total loans of 1.63% at December 31, 2000 compared with 2.18% and 2.32% at June 30, 2000 and 1999, respectively, results from both loan portfolio growth and improvements in credit quality. During the six months ended December 31, 2000 gross loans increased by $109.7 million, including $99.5 million acquired with Nutmeg, of which 53% represented 1-to-4 family residential mortgage loans, 42% represented commercial mortgage, commercial and industrial, and residential multifamily loans and 5% represented home equity and other loan categories.

Non-Interest Income
-------------------

Non-interest income increased $241,000 or 25.6%, for the six month period ended December 31, 2000. This increase was attributable to increased revenue from services charges, the elimination of a loss on the sale of securities and offset by a gain from the sale of a branch in 1999. The principal categories of non-interest income are as follows:

Six months ended December 31, (dollars in thousands)    2000     1999       Change
---------------------------------------------------------------------------------------
Service charges on deposit accounts                    $  808   $ 672    $136      20.2%
Gains on sales of loans, net                               93      84       9      10.7
Losses on sales of securities, net                         --    (109)    109     100.0
Gain on sale of branch                                     --      75     (75)   (100.0)
Gains on sales of OREO                                     39      23      16      69.6
Loan servicing                                             43      34       9      26.5
Other                                                     200     163      37      22.7
---------------------------------------------------------------------------------------
  Total non-interest income                            $1,183   $ 942    $241      25.6%
=======================================================================================

The increase in service charges on deposit accounts in 2000 reflected increased transaction volume resulting from both growth in transaction deposit accounts and accounts added with the Nutmeg purchase. The increase in gains from sales of residential mortgage loans resulted from loan sales of $5.3 million in 2000 compared with $4.6 million in 1999. The 1999 loss from security sales related to the sale of three mortgage backed securities that experienced higher than expected prepayment speeds. The Bank did not sell any securities during the 2000 period. The gain from the sale of a branch in 1999 related to the receipt of an additional sale premium resulting from certain competitive events not occurring within a time frame stipulated in the sale agreement for the Winsted Branch, sold in May 1999. The increase in loan servicing fees in 2000 resulted from the acquisition of a $24.1 million loan servicing portfolio with the Nutmeg purchase, offset by portfolio run-off. At December 31, 2000 the Bank's loan servicing portfolio totaled $38.3 million, up from $16.9 million at June 30, 2000.

Operating Expenses
------------------

Operating expenses increased $947,000, or 17.4%, for the six month period ended December 31, 2000. The principal categories of operating expenses are as follows:

Six months ended December 31, (dollars in thousands)    2000     1999        Change
---------------------------------------------------------------------------------------
Salaries                                               $2,805   $2,396   $ 409     17.1%
Employee benefits                                         164      600    (436)   (72.7)
Occupancy                                                 569      473      96     20.3
Equipment                                                 709      420     289     68.8
Marketing                                                 527      140     387    276.4
Professional                                              256      212      44     20.8
Printing & office supplies                                241      164      77     47.0
Postage & telecommunications                              201      177      24     13.6
Collections and OREO                                        8      144    (136)   (94.4)
Amortization of intangible assets                          82       --      82       --
Other operating                                           820      709     111     15.7
---------------------------------------------------------------------------------------
  Total operating expenses                             $6,382   $5,435   $ 947     17.4%
=======================================================================================

The increase in salaries in 2000 was due primarily to annual salary increases, higher incentive compensation awards, increased staffing and staff added with the Nutmeg purchase. The decrease in employee benefits in 2000 resulted from net periodic pension income of $283,000 from NewMil's frozen defined benefit pension plan, $80,000 from the settlement of a medical claim dispute with a third party and $73,000 in lower medical costs due to changing from a self-insured to a fully-insured medical plan. NewMil measured net periodic pension cost for 1999 under the premise that the plan would be terminated sometime in fiscal 2000. During the quarter ended December 31, 1999, NewMil made a strategic decision not to terminate the plan and to continue the plan in a frozen status. This change in strategy was deemed a significant event per paragraph 53 of SFAS No. 87 "Employers' Accounting for Pensions" which necessitated a change in measurement assumptions. These different measurement assumptions resulted in $283,000 of pension income in 2000 as compared with $0 in 1999. The increase in occupancy and equipment expense was due to higher depreciation expense and equipment and building maintenance expense associated with the Nutmeg purchase. Marketing expense increased as a result of advertising campaigns to promote the Bank's name change and the acquisition of Nutmeg. The increase in professional fees was principally associated with the change in the fiscal year-end. The increase in printing and office supplies resulted from both the Bank's name change and the Nutmeg acquisition. The decrease in collections and OREO expense reflects the diminished level of non-performing assets. The amortization of intangible assets relates to the acquisition of Nutmeg, accounted for as a purchase transaction. Changes in postage and telecommunications and other operating expenses reflect growth in the Bank's assets and the Nutmeg acquisition.

Income Taxes
------------

Net income for the six month period ended December 31, 2000 included an income tax provision of $1,119,000, for an effective tax rate of 35.8%, compared with an income tax provision of $960,000, for an effective tax rate of 33.5%, for the 1999 period.

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

Years ended June 30,                 Average balance       Income/expense    Average yield/rate
(dollars in thousands)               2000       1999       2000      1999       2000    1999
-----------------------------------------------------------------------------------------------
Loans(a)                           $219,293   $192,052   $17,108   $15,426      7.80%   8.03%
Mortgage backed securities(b)        87,905     90,273     5,739     5,374      6.53    5.95
Other securities(b)(c)               39,509     65,630     2,328     3,656      5.89    5.57
--------------------------------------------------------------------------
 Total earning assets               346,707    347,955    25,175    24,456      7.26    7.03
                                                         -----------------
Other assets                         11,252     13,473
------------------------------------------------------
 Total assets                      $357,959   $361,428
======================================================

NOW accounts                        $38,158    $33,065       434       387      1.14    1.17
Money market accounts                71,478     68,365     2,186     2,018      3.06    2.95
Savings & other                      48,932     48,383     1,185     1,234      2.42    2.55
Certificates of deposit             125,218    133,421     6,073     6,713      4.85    5.03
--------------------------------------------------------------------------
 Total interest-bearing deposits    283,786    283,234     9,878    10,352      3.48    3.66
Borrowings                           20,084     24,432     1,233     1,455      6.14    5.96
--------------------------------------------------------------------------
 Total interest-bearing funds       303,870    307,666    11,111    11,807      3.66    3.84
                                                         -----------------
Demand deposits                      19,041     17,185
Other liabilities                     1,897      2,278
Shareholders' equity                 33,151     34,299
------------------------------------------------------
 Total liabilities &
 shareholders' equity              $357,959   $361,428
======================================================

Net interest income                                      $14,064   $12,649
                                                         =================
Spread on interest-bearing funds                                                3.60    3.19
Net interest margin(d)                                                          4.06    3.64

(a)  Includes non-accrual loans.
(b)  Average balances of investments are based on historical cost.
(c)  Includes interest-bearing deposits in other banks and federal funds sold.
(d)  Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume.

Years ended June 30,                         2000 versus 1999
(in thousands)                          Change in interest due to
-----------------------------------------------------------------------
                                Volume    Rate     Volume/rate     Net
-----------------------------------------------------------------------
Interest-earning assets:
 Loans                          $2,188    $(443)      $ (63)     $1,682
 Mortgage backed securities       (141)     520         (14)        365
 Other securities               (1,455)     211         (84)     (1,328)
-----------------------------------------------------------------------
   Total                           592      288        (161)        719
-----------------------------------------------------------------------
Interest-bearing liabilities:
 Deposits                           20     (493)         (1)       (474)
 Borrowings                       (259)      45          (8)       (222)
-----------------------------------------------------------------------
   Total                          (239)    (448)         (9)       (696)
-----------------------------------------------------------------------
Net change to interest income   $  831    $ 736       $(152)     $1,415
=======================================================================

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

Interest Expense
----------------

Interest expense decreased $696,000, or 5.9%, to $11.1 million in 2000 primarily as a result of changes in the deposit mix coupled with lower average borrowings. Deposit expense decreased $474,000, or 4.6%, as a result of a decline in deposit rates and a favorable change in deposit mix, partially offset by interest-bearing deposit growth of $552,000, or 0.2%. The average cost of interest-bearing deposits declined 18 basis points to 3.48%. Deposit growth occurred in all deposit categories, except higher cost certificates of deposit. NOW accounts increased $5.1 million, or 15.4%, money market accounts increased $3.1 million, or 4.6% and savings accounts increased $549,000, or 1.1%, while certificates of deposits decreased $8.2 million, or 6.1%. Borrowings expense decreased $222,000, primarily as a result of a decrease in average borrowings offset, in part, by a 18 basis point increase in average cost of borrowing.

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

Non-Interest Income
-------------------

Non-interest income decreased $1,541,000 or 44.9%, to $1,893,000 in 2000. The decrease is attributable to gains on sales of OREO in 1999, a decrease in loan sales in 2000 and security losses in 2000, offset by an increase in service charges. The principal categories of non-interest income are as follows:

Years ended June 30, (dollars in thousands)    2000     1999          Change
--------------------------------------------------------------------------------
Service charges on deposit accounts           $1,329   $1,154   $   175     15.2%
Gains on sales of loans, net                     147      547      (400)   (73.1)
Losses on sales of securities, net              (109)      --      (109)  (100.0)
Gain on sale of branch                            75       --        75    100.0
Gains on sales of OREO                            46    1,342    (1,296)   (96.6)
Loan servicing                                    66       81       (15)   (18.5)
Other                                            339      310        29      9.4
--------------------------------------------------------------------------------
  Total non-interest income                   $1,893   $3,434   $(1,541)   (44.9)%
================================================================================

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

Operating Expenses
------------------

Operating expenses decreased $102,000, or 1.0%, in 2000. The principal categories of operating expenses are as follows:

Years ended June 30, (dollars in thousands)     2000      1999       Change
-------------------------------------------------------------------------------
Salaries                                      $ 4,878   $ 4,766   $ 112     2.4%
Employee benefits                                 665     1,252    (587)  (46.9)
Occupancy                                         986       995      (9)   (0.9)
Equipment                                         919       779     140    18.0
Professional, collections and OREO                565       284     281    98.9
Insurance                                         107        88      19    21.6
Postage and telecommunications                    354       421     (67)  (15.9)
Marketing                                         327       216     111    51.4
Service bureau                                    214       261     (47)  (18.0)
Other operating                                 1,321     1,376     (55)   (4.0)
-------------------------------------------------------------------------------
  Total operating expenses                    $10,336   $10,438   $(102)   (1.0)
===============================================================================

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

FINANCIAL CONDITION

Overview
--------

During 2001 total assets grew $83.4 million, or 15.9%, to $607.0 million. Loans and deposits grew $7.8 million and $38.3 million, respectively, while securities and borrowings grew $72.0 million and $40.0 million, respectively. Non-performing assets remained unchanged at $1.8 million compared with $1.7 million at December 31, 2000. Book value per share increased $1.17 to $11.52 at December 31, 2001, after cash dividends of $0.44, representing a 34.9% payout ratio. At December 31, 2001 tier 1 leverage and total risk-based capital ratios were 6.56% and 12.18%, respectively, and NewMil was "well capitalized" as defined by the Federal Reserve Board.

Securities
----------

During 2001 securities increased $72.0 million, or 51.3%, to $212.4 million at December 31, 2001, due to $95.1 million in purchases and offset by portfolio run-off. The principal categories of securities are as follows (including both available-for-sale and held-to-maturity):

                                      December 31,   December 31,   June 30,
(dollars in thousands)                    2001           2000         2000
----------------------------------------------------------------------------
U.S. Government
   Agency notes                         $ 21,151       $ 10,294     $  9,822
Corporate Bonds                           38,803         22,718       22,034
Municipal Bonds                           11,036         10,795       10,800
Mortgage backed securities               116,792         84,832       89,851
Collateralized mortgage obligations       20,877          8,232        9,035
Federal Home Loan Bank
   stock and other                         3,749          3,527        2,765
----------------------------------------------------------------------------
     Total securities                   $212,408       $140,398     $144,307
============================================================================

Portfolio mix changed slightly in 2001 as a result of purchases that included $54.3 million of mortgage backed securities, $15.1 million of collateralized mortgage obligations, $14.6 million of corporate bonds $10.7 million of Agency notes and $0.5 million of municipal bonds and other securities. Also contributing was portfolio run-off and changes in the fair value of securities available for sale. At December 31, 2001 the portfolio had a projected weighted average duration and life of 3.2 years and 4.1 years, respectively, based on median projected prepayment speeds at current interest rates. At December 31, 2001, securities totaling $181.6 million, or 85.5%, were classified as available-for-sale and securities totaling $30.8 million, or 14.5%, were classified as held-to-maturity.

The composition, maturity distribution and weighted average yields of securities available-for-sale are as follows:

(dollars in thousands)                   Carrying    Market
December 31, 2001                          Value     Value     Yield
---------------------------------------------------------------------
US Government Agency notes
  After 1 but within 5 years             $ 21,151   $ 21,151    5.52%
Corporate Bonds
  After 1 but within 5 years               38,803     38,803    6.86
Mortgage backed securities                102,407    102,407    6.70
Collateralized mortgage obligations        15,513     15,513    5.25
Federal Home Loan Bank stock and other      3,749      3,749    5.62
---------------------------------------------------------------------
  Total Securities Available-for-sale    $181,623   $181,623    6.83
=====================================================================

(dollars in thousands)                   Carrying    Market
December 31, 2000                         Value      Value     Yield
--------------------------------------------------------------------
US Government Agency notes
  After 1 but within 5 years             $ 10,294   $ 10,294    7.12%
Corporate Bonds
  After 1 but within 5 years               22,718     22,718    7.51
Mortgage backed securities                 65,525     65,525    6.94
Collateralized mortgage obligations         1,157      1,157    4.67
Federal Home Loan Bank stock and other      3,527      3,527    5.59
--------------------------------------------------------------------
  Total Securities Available-for-sale    $103,221   $103,221    7.65
====================================================================
June 30, 2000
US Government Agency notes
  After 1 but within 5 years             $  9,822   $  9,822    7.12%
Corporate Bonds
  After 1 but within 5 years               22,034     22,034    7.51
Mortgage backed securities                 68,787     68,787    6.91
Collateralized mortgage obligations         1,120      1,120    5.12
Federal Home Loan Bank stock and other      2,765      2,765    5.48
--------------------------------------------------------------------
  Total Securities Available-for-sale    $104,528   $104,528    7.61
====================================================================
June 30, 1999
Mortgage backed securities               $ 70,106   $ 70,106    6.40%
Collateralized mortgage obligations         1,264      1,264    4.96
Federal Home Loan Bank stock and other      2,765      2,765    5.48
--------------------------------------------------------------------
  Total Securities Available-for-sale    $ 74,135   $ 74,135    7.19
====================================================================

The composition, maturity distribution and weighted average yields of securities held-to-maturity are as follows:

(dollars in thousands)                                            Tax
                                         Carrying    Market    Equivalent
December 31, 2001                         Value       Value      Yield
-------------------------------------------------------------------------
Municipal Bonds
  After 1 but within 5 years              $   500    $   505     6.13%
  After 10 years                           10,536     10,166     6.22
Mortgage backed securities                 14,385     14,919     6.62
Collateralized mortgage obligations         5,364      5,497     4.47
-------------------------------------------------------------------------
  Total Securities Held-to-maturity       $30,785    $31,087     6.10
=========================================================================
December 31, 2000
Municipal Bonds
  After 1 but within 5 years              $   250    $   248     5.75%
  After 10 years                           10,545     10,147     6.14
Mortgage backed securities                 19,307     19,603     6.83
Collateralized mortgage obligations         7,075      6,855     5.58
-------------------------------------------------------------------------
  Total Securities Held-to-maturity       $37,177    $36,853     6.39
=========================================================================
June 30, 2000
Municipal Bonds
  After 1 but within 5 years              $   250    $   234     5.75%
  After 10 years                           10,550      9,638     6.14
Mortgage backed securities                 21,064     20,671     6.81
Collateralized mortgage obligations         7,915      7,462     6.08
-------------------------------------------------------------------------
  Total Securities Held-to-maturity       $39,779    $38,005     6.48
=========================================================================

(dollars in thousands)                                            Tax
                                         Carrying    Market    Equivalent
June 30, 1999                              Value     Value       Yield
-------------------------------------------------------------------------
Municipal Bonds
  After 10 years                          $10,558    $ 9,692     6.14%
Mortgage backed securities                 22,890     22,927     6.67
Collateralized mortgage obligations        10,619     10,292     5.88
-------------------------------------------------------------------------
  Total Securities Held-to-maturity       $44,067    $42,911     6.14
=========================================================================

Loans
-----

During 2001 net loans grew $7.8 million, or 2.4%, to $340.4 million. Loan originations and advances for portfolio totaled $133.3 million for 2001, up from $62.2 million in the 2000 period. Loan repayments totaled $125.5 million for 2001, up from $62.2 million for the twelve month period ending December 31, 2000. Residential mortgage loans originated for sale totaled $23.5 million in 2001 compared with $8.8 million for the period ending December 31, 2000. Loans originated for sale are sold on a servicing released basis.

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

The principal categories of the loan portfolio are as follows:

                                December 31,                      June 30,
(in thousands)                2001       2000       2000       1999       1998       1997
-------------------------------------------------------------------------------------------
Real Estate Mortgages:
 Residential
    1-to-4 family           $180,513   $187,755   $130,770   $128,371   $ 85,274   $ 90,885
    5-or-more family          14,649     19,759      4,185      6,152      5,500      4,812
 Commercial                   82,422     63,089     51,633     37,456     34,878     31,850
 Land & land development       2,998      3,423      1,995      2,410      3,571      8,334
 Home equity credit           32,580     24,121     20,257     19,429     21,208     20,274
-------------------------------------------------------------------------------------------
    Total mortgage loans     313,162    298,147    208,840    193,818    150,431    156,155
Commercial and industrial     29,922     36,390     17,404     18,211     14,357     12,424
Installment and other          3,089      3,868      2,439      2,850      3,118      3,122
-------------------------------------------------------------------------------------------
 Total loans, gross          346,173    338,405    228,683    214,879    167,906    171,701
Deferred loan origination
 fees and purchase
 premium, net                   (303)      (343)        29        146        (53)      (108)
Allowance for loan losses     (5,502)    (5,518)    (4,978)    (4,989)    (5,004)    (5,452)
-------------------------------------------------------------------------------------------
    Total loans, net        $340,368   $332,544   $223,734   $210,036   $162,849   $166,141
===========================================================================================

The loan portfolio's maturity distribution is as follows (non-accrual loans have been presented in the after 5 years category):

December 31, 2001                   Within     Within      After
(in thousands)                      1 year    1-5 years   5 years      Total
-----------------------------------------------------------------------------
Real Estate Mortgages:
  Residential
      1-to-4 family                 $ 8,082    $18,487    $153,944   $180,513
      5-or-more family                2,824      4,180       7,645     14,649
  Commercial                         17,314     30,015      35,093     82,422
  Land & land development             1,452        752         794      2,998
  Home equity credit                  4,263     16,136      12,181     32,580
Commercial and industrial            13,140      7,419       9,363     29,922
Installment and other                   536        945       1,608      3,089
-----------------------------------------------------------------------------
  Total loans, gross                $47,611    $77,934    $220,628   $346,173
=============================================================================

The amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates are as follows:

December 31, 2001                    Fixed          Adjustable
(in thousands)                   interest rates   interest rates
----------------------------------------------------------------
Real Estate Mortgages:
  1-to-4 family residential         $48,849          $120,845
  5-or-more family residential        1,750            12,183
  Commercial                         31,058            45,285
  Land and land development              42             2,199
  Home equity credit                  4,345            28,083
Commercial and industrial             6,960            20,440
Installment                           1,060                --
Collateral and other                    109             1,821
----------------------------------------------------------------
    Total loans, gross              $94,173          $230,856
================================================================

Non-performing assets
----------------------
The principal categories of non-performing assets are as follows:

                                     December 31,               June 30,
(in thousands)                     2001     2000     2000     1999     1998     1997
-------------------------------------------------------------------------------------
Non-accruing loans                $  985   $1,240   $  621   $1,051   $  761   $2,054
Accruing loans past due
 90 days or more                     760      351      231      185      628      783
Accruing restructured loans           --       --       --       --       --      274
-------------------------------------------------------------------------------------
    Total non-performing loans     1,745    1,591      852    1,236    1,389    3,111
OREO, net                            116      150      366      333      295      474
-------------------------------------------------------------------------------------
    Total non-performing assets   $1,861   $1,741   $1,218   $1,569   $1,684   $3,585
=====================================================================================

During 2001 non-performing assets increased $120,000 to $1,861,000 at December 31, 2001 from $1,741,000 at December 31, 2000. However non-performing assets continue to remain historically low at only 0.31% of total assets at December 31, 2001 compared with 0.33% at December 31, 2000. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and the recent favorable economic climate.

Changes in non-performing assets are as follows:

                                         Year ended      Six months ended   Year ended
                                         December 31,      December 31,      June 30,
(dollars in thousands)                     2001               2000             2000
--------------------------------------------------------------------------------------
Balance, beginning of period               $1,741            $1,218           $1,569
Loans placed on non-accrual status          1,033               424              899
Non-accrual loans acquired with Nutmeg         --               416               --
Non-accrual loan payments                    (633)             (104)            (523)
Loans returned to accrual status             (637)              (68)            (278)
Non-accrual loan charge-offs                   --               (49)            (173)
Change in accruing loans past
   due 90 or more days, net                   409               120               46
OREO returned to accrual loan status          (58)               --               --
Payments to improve OREO                        6                --               31
Gross proceeds from OREO sales                 --              (255)            (399)
Gains on OREO sales, net                       --                39               46
--------------------------------------------------------------------------------------
   Balance, end of period                  $1,861            $1,741           $1,218
=====================================================================================
Percent of total assets                      0.31%             0.33%            0.31%

Had non-accrual loans as of December 31, 2001, December 31, 2000 and June 30, 2000 been current in accordance with their original terms, gross interest income of $95,000, $61,000 and $68,000, respectively, would have been recorded in net income. The amount of interest on these loans that was included in income was $65,000, $13,000 and $15,000, respectively, for the three periods. Accruing loans past due 90 days or more at December 31, 2001 consist primarily of mortgage loans in the process of collection and where the collection of accrued interest is probable. NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO and during the six months ended December 31, 2000 sold $255,000 of OREO from which net gains of $39,000 were realized.

In addition to non-performing assets, at December 31, 2001 NewMil had $2,578,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

Deposits and borrowings
-----------------------

During 2001 deposits grew $38.3 million, or 8.8%, to $476.1 million. This growth resulted from an advertising campaign by the Bank and opportunities in NewMil's market resulting from the sale of a large out-of-state bank, which itself had recently acquired a local-area bank, to another large out-of-state bank as well as the additional markets entered through the Nutmeg acquisition. NewMil has 18 full-service branch offices and one special needs office located in Fairfield, Litchfield and New Haven Counties. Scheduled maturities of certificates of deposit with balances in excess of $100,000 are as follows:

December 31, 2000                       Within   Within    Over
(in thousands)            Less than 3    3 - 6   6- 12     one
                            months      months   months    year     Total
--------------------------------------------------------------------------
Certificates of deposit
   over $100,000            $9,019      $5,909   $7,821   $5,186   $27,935
==========================================================================

During 2001 borrowings increased $41.2 to $73.3 million. NewMil used Federal Home Loan Bank advances to fund a portion of the securities portfolio growth during the year. Borrowings at December 31, 2001 consisted of Federal Home Loan Bank advances of $67.5 million and overnight retail repurchase agreements of $5.8 million, with terms ranging from one day to 82 months and fixed rates ranging from 1.82% to 4.56%. Borrowings at December 31, 2000 had terms ranging from one day to 93 months and fixed rates from 4.49% to 6.58%.

LIQUIDITY

NewMil manages its liquidity position to ensure it has sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, new loan originations, securities purchases and other operating cash outflows. The primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and Federal Home Loan Bank advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities.

Operating activities for the twelve month period ended December 31, 2001 provided net cash flows of $702,000. During 2001 investing activities used net cash of $77.1 million, a result of investment security purchases of $95.1 million and $7.8 million in net loan advances, while principal collected from mortgage backed securities and other securities were $26.2 million. Financing activities provided net cash of $74.8 million, principally from increased deposits and borrowings. Funds provided by operating and financing activities, together with a $1.6 million decrease in cash and overnight federal funds sold, were used to fund investing activities.

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

At December 31, 2001, NewMil's liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $75 million, to net deposits and short term unsecured liabilities, was 54.5%, well in excess of NewMil's minimum policy guideline of 15%.

At December 31, 2001, NewMil had outstanding commitments to fund new loan originations of $30.8 million, construction mortgage commitments of $4.9 million and unused lines of credit of $36.9 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which NewMil is exposed is interest rate risk. NewMil has no foreign currency or commodity price risk and equity price risk is considered limited due to the fact that NewMil has minimal investments in equities and investments in corporate bonds are in the highest credit grades.

NewMil manages interest rate risk through an Asset Liability Committee comprised of representatives from senior management and the Board of Directors. The objective of interest rate risk management is to achieve and maintain a high and stable net interest margin under changing interest rate environments. NewMil seeks to manage interest rate risk within limits approved by the Board of Directors. NewMil monitors exposure to interest rate risk on a quarterly basis using earnings simulation analysis and gap analysis. Earnings simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios as compared with current interest rates. Balance sheet gap analysis identifies short-, medium- and long-term interest rate positions or exposure.

The following table sets forth NewMil's interest rate sensitivity position, or gap position, at December 31, 2001, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to re-pricing in future time periods. For the purposes of this analysis, money market and savings deposits have been presented in the within 6 month category and NOW account deposits have been presented in the after 5 year category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the re-pricing periods presented due to differences in their re-pricing elasticity relative to changes in the general level of interest rates.

December 31, 2001                          Within       Within                    Non-
(dollars in thousands)     Within 6         7-12         1-5         After      interest-
                            months         months        years      5 years      bearing        Total
------------------------------------------------------------------------------------------------------
ASSETS
Securities                 $  34,845     $  21,583     $134,498     $16,815      $ 4,667      $212,408
Federal funds sold             4,615            --           --          --           --         4,615
Cash & due from banks             99            --           --          --       21,480        21,579
Loans, net                   116,586        49,975      120,145      51,203        2,459       340,368
Other assets                      --         5,674           --          --       22,382        28,056
------------------------------------------------------------------------------------------------------
Total assets                 156,145        77,232      254,643      68,018       50,988      $607,026
------------------------------------------------------------------------------------------------------
SOURCE OF FUNDS
Deposits
Demand (non
interest-bearing)                 --            --           --          --       39,898        39,898
NOW accounts                      --            --           --      63,415           --        63,415
Money market                 120,888            --           --          --           --       120,888
Savings & other               70,001            --           --          --           --        70,001
Certificates of deposit       96,262        48,919       36,733          --           --       181,914
Federal Home Loan
Bank advances                 27,901         4,144       35,495          --           --        67,540
Repurchase agreements          5,783            --           --          --           --         5,783
Other liabilities                 --            --           --          --        6,993         6,993
Stockholders' equity              --            --           --          --       50,594        50,594
------------------------------------------------------------------------------------------------------
Total sources of funds       320,835        53,063       72,228      63,415       97,485      $607,026
------------------------------------------------------------------------------------------------------
Cumulative interest-rate
sensitivity gap            $(164,690)    $(140,521)    $(41,894)    $46,497      $    --
========================================================================================
Percent of total assets        (27.1)%       (23.1)%       (6.9)%       7.7%          --%

At December 31, 2001, NewMil's one year cumulative gap was -$140.5 million, or 23.1% of assets. A liability sensitive gap implies that NewMil's net interest margin could be adversely affected by a sudden increase in interest rates.

NewMil's asset/liability management responds to changes in interest rates and market conditions. The earnings simulation analysis incorporates numerous assumptions about balance sheet changes, including growth and product mix, prepayments, product pricing and the behavior of interest rates. NewMil's policy is to ensure that changes in net income over a twelve month horizon under +/-200 basis point rising and falling interest rate scenarios will not decrease by 20% or more as compared with the current interest rate scenario. However, because current interest rates are at historically low levels, NewMil adjusted its policy requirements for the December 31, 2001 earnings simulation analysis to test within a +300/-50 basis point band.

During 2001 the Federal Open Market Committee of the Federal Reserve Board lowered the overnight federal funds target rate by 4.75% to 1.75% at December 31, 2001, while the yield on the 30-year US Treasury Note remained unchanged. Yields on other US Treasury Notes changed by varying amounts within this 0%-to-4.75% range according to their maturities. At December 31, 2001 NewMil simulated earnings at risk over a twelve month horizon by ramping the overnight federal funds target rate by +300/-50 basis points and the yield on the 30-year US Treasury Note by +100/-50 basis points from the current rate environment. Yields on other US Treasury Notes and other indices have been ramped by varying amounts within these ranges according to their maturities. NewMil's December 31, 2001 earnings simulation analysis indicated that the estimated percentage change in net income over the twelve month forecast horizon was within the -20% tolerance limit.

In prior periods, NewMil simulated earnings at risk over a twelve month horizon by ramping interest rates +/-200 basis points from the current rate environment. During those periods interest rates did not move +/-200 basis points from their beginning period rates.

The following table shows the estimated percentage changes in net income over a twelve month forecast horizon for the periods presented.

                                 % Change in Net Income
Change                      December31,           June 30,
in Rate                    2001     2000      2000      1999
------------------------------------------------------------
+300 bp                   (8.2)%      --        --        --
-50 bp                     1.8        --        --        --
+200 bp                     --      (8.9)%    (8.6)%     2.9%
-200 bp                     --      (6.2)     (5.0)     (9.5)

Due to the numerous assumptions in the simulation analysis, actual results will differ from estimated results. Factors other than changes in interest rates could also impact net income. A significant factor in determining NewMil's ability to maintain its net interest margin in a changing interest rate environment is its ability to manage its core deposit rates. Essentially all NewMil's deposit base is composed of local retail deposit accounts that tend to be somewhat less sensitive to moderate interest fluctuations than other funding sources and, therefore, provide a reasonably stable and cost-effective source of funds. The entry of new competitors into NewMil's market area may pressure NewMil to change its loan and deposit pricing which may negatively affect NewMil's net interest margin. NewMil structures its loan and securities portfolios to provide for portfolio re-pricing consistent with its interest rate risk objectives.

CAPITAL RESOURCES

During 2001 shareholders' equity increased $3.1 million, or 6.5%, to $50.6 million, while book value per share increased 11.3% to $11.52 at December 31, 2001. The increase in shareholders' equity resulted from net income of $5,626,000, net unrealized gains of $2.2 million on securities available for sale, net of taxes, a $20,000 tax benefit from the exercise of non-qualified stock options and proceeds from the exercise of stock options of $133,000, offset, in part, by treasury stock purchases of $3,689,000 and dividend payments of $1,968,000.

Repurchases of Common Stock
---------------------------
During 2001 NewMil repurchased 304,500 shares of common stock for total consideration of $3,689,000, or $12.12 per average share, under a 229,716 share repurchase plan announced in December 2000 and a 222,593 share repurchase plan announced on July 18, 2001.

In December 2000 NewMil announced its intention to repurchase 229,716, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. Additionally, in July 2001 NewMil announced its intention to repurchase 222,593, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of these repurchase plans is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes.

Capital Requirements
--------------------

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At December 31, 2001 NewMil's leverage capital ratio was 6.56% and its tier I and total risk-based capital ratios were 10.93% and 12.18%, respectively. At December 31, 2001 the Bank's leverage capital, and tier I and total risk-based capital ratios were 6.55%, 10.91% and 12.16%, respectively. At

December 31, 2000 the Bank's leverage capital, and tier I and total risk-based capital ratios were 8.04%, 11.99% and 13.24%, respectively. NewMil's intangible assets acquired pursuant to the Nutmeg purchase transaction are not recognized for regulatory capital. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividend Restrictions
---------------------

NewMil's ability to pay dividends to its shareholders is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends by the Bank to NewMil. Under Connecticut law a bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2001 was $1,802,000. In some instances, further restrictions on dividends may be imposed on NewMil by the FRB.

In October 1994 NewMil resumed dividend payments with the payment of a $0.02 quarterly cash dividend, following a four year lapse. In October 1996, 1997, 1998 and 2000 NewMil increased its quarterly cash dividend to $0.06, $0.08, $0.09 and $0.11, respectively. For the six month period ended December 31, 2000 total dividends of $0.21 per share were paid. For the twelve month period ended December 31, 2001 total dividends of $0.44 per share were paid.

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

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS142") which became effective July 1, 2001 and January 1, 2002, respectively for NewMil. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will be discontinued upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. Upon adoption of SFAS 141 and 142, NewMil has determined that it will not have to amortize approximately $82,000 each quarter for goodwill and does not anticipate having to record any impairment charges.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

     The Board of Directors and
      Shareholders of NewMil Bancorp, Inc.

     In our opinion, the accompanying consolidated balance sheets as of December 31, 2001, December 31, 2000 and June 30, 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the 12-month period ended December 31, 2001, for the six-month period ended December 31, 2000 and for the 12-month periods ended June 30, 2000 and 1999, present fairly, in all material respects, the financial position of NewMil Bancorp, Inc. and its subsidiary at December 31, 2001, December 31, 2000 and June 30, 2000 and the results of their operations and their cash flows for the 12-month period ended December 31, 2001, for the six-month period ended December 31, 2000 and for the 12-month periods ended June 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of NewMil's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 to the consolidated financial statements, NewMil changed its method of accounting for derivative financial instruments in 1999.


     /s/  PricewaterhouseCoopers LLP

     Hartford, Connecticut
     January 18, 2002

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

                                                        December 31,    June 30,
(dollars in thousands)                                2001       2000       2000
----------------------------------------------------------------------------------
ASSETS
Cash and due from banks                             $ 21,579   $ 21,784   $ 12,623
Federal funds sold                                     4,615      6,029         --
----------------------------------------------------------------------------------
Total cash and cash equivalents                       26,194     27,813     12,623
Securities
   Available-for-sale at market                      181,623    103,221    104,528
   Held-to-maturity at amortized cost
     (fair value: $31,087, $36,853 and $38,005)       30,785     37,177     39,779
Loans (net of allowance for loan losses: $5,502,
   $5,518 and $4,978)                                340,368    332,544    223,734
Other real estate owned                                  116        150        366
Bank premises and equipment, net                       6,092      6,491      5,679
Accrued interest income                                3,870      3,499      2,747
Intangible assets (net of accumulated
   amortization: $737 and $82)                         9,305      9,459         --
Deferred tax asset, net                                  619      1,135      2,000
Other assets                                           8,054      2,089      1,116
----------------------------------------------------------------------------------
       Total Assets                                 $607,026   $523,578   $392,572
==================================================================================

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
   Demand (non-interest bearing)                    $ 39,898   $ 37,325   $ 20,703
   NOW accounts                                       63,415     54,785     43,950
   Money market                                      120,888    107,131     75,465
   Savings and other                                  70,001     65,657     48,652
   Certificates of deposit                           181,914    172,895    130,856
----------------------------------------------------------------------------------
       Total deposits                                476,116    437,793    319,626
Federal Home Loan Bank advances                       67,540     27,500     35,750
Repurchase agreements                                  5,783      4,591         --
Accrued interest and other liabilities                 6,993      6,177      2,871
----------------------------------------------------------------------------------
       Total Liabilities                             556,432    476,061    358,247
----------------------------------------------------------------------------------
Commitments and contingencies                             --         --         --
----------------------------------------------------------------------------------
Shareholders' Equity
   Common stock - $.50 per share par value
     Shares authorized: 20,000,000
     Shares issued: 5,990,138                          2,995      2,995      2,995
   Paid-in capital                                    42,568     42,755     43,332
   Retained earnings                                  18,105     14,447     13,199
   Accumulated other comprehensive income, net         2,921        755     (1,362)
   Treasury stock, at cost: 1,599,578,
     1,398,963 and 2,384,113 shares                  (15,995)   (13,435)   (23,839)
----------------------------------------------------------------------------------
       Total Shareholders' Equity                     50,594     47,517     34,325
----------------------------------------------------------------------------------
       Total Liabilities and Shareholders' Equity   $607,026   $523,578   $392,572
==================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

                                        Year ended       Six months ended         Years ended
                                        December 31,       December 31,             June 30,
                                           2001          2000       1999         2000      1999
------------------------------------------------------------------------------------------------
Interest and dividend income                                     (unaudited)
Interest and fees on loans                $26,685      $10,833     $ 8,349     $17,108   $15,426
Interest and dividends on securities       10,778        4,775       3,564       7,915     8,235
Interest on federal funds sold                185          101          93         152       795
------------------------------------------------------------------------------------------------
   Total interest and dividend income      37,648       15,709      12,006      25,175    24,456
------------------------------------------------------------------------------------------------
Interest expense
Deposits                                   14,723        6,789       4,786       9,878    10,352
Borrowed funds                              1,908        1,012         358       1,233     1,455
------------------------------------------------------------------------------------------------
   Total interest expense                  16,631        7,801       5,144      11,111    11,807
------------------------------------------------------------------------------------------------
Net interest and dividend income           21,017        7,908       6,862      14,064    12,649
Provision for loan losses                      --         (416)       (495)       (470)      100
------------------------------------------------------------------------------------------------
Net interest and dividend income
   after provision for loan losses         21,017        8,324       7,357      14,534    12,549
------------------------------------------------------------------------------------------------
Non-interest income
Service charges on deposit accounts         2,089          808         672       1,329     1,154
Gains on sales of mortgage loans, net         406           93          84         147       547
Gain on sale of OREO                           --           39          23          46     1,342
Gain on sale of branch                         --           --          75          75        --
Loss on sale of securities, net                --           --        (109)       (109)       --
Loan servicing fees                           134           43          34          66        81
Other                                         429          200         163         339       310
------------------------------------------------------------------------------------------------
   Total non-interest income                3,058        1,183         942       1,893     3,434
------------------------------------------------------------------------------------------------
Non-interest expense
Salaries                                    6,729        2,805       2,396       4,878     4,766
Employee benefits                             931          164         600         665     1,252
Occupancy                                   1,313          569         473         986       995
Equipment                                   1,185          709         420         919       779
Professional, collections and OREO            813          264         356         565       284
Marketing                                     510          527         140         327       216
Amortization of intangibles                   654           82          --          --        --
Other                                       3,156        1,262       1,050       1,996     2,146
------------------------------------------------------------------------------------------------
   Total non-interest expense              15,291        6,382       5,435      10,336    10,438
------------------------------------------------------------------------------------------------
Income before income taxes,
   cumulative effect of accounting
   change and extraordinary item            8,784        3,125       2,864       6,091     5,545
Income tax provision                        3,158        1,119         960       2,076     2,264
------------------------------------------------------------------------------------------------
Income before cumulative effect
   of accounting change and
   extraordinary item                       5,626        2,006       1,904       4,015     3,281
Cumulative effect of change in
   accounting principle, net of taxes          --           --          --          --      (162)
Extraordinary item, net of taxes               --           --          --          --       (87)
------------------------------------------------------------------------------------------------
Net income                                $ 5,626      $ 2,006     $ 1,904     $ 4,015   $ 3,032
================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

                                         Year ended    Six months ended    Years ended
                                        December 31,    December 31,         June 30,
                                            2001       2000       1999    2000    1999
---------------------------------------------------------------------------------------
                                                              (unaudited)
Diluted earnings per share
Income before cumulative effect
   of accounting change and
   extraordinary item                       $1.21      $0.50      $0.50   $1.05   $0.82
Cumulative effect of change in
   accounting principle, net of taxes          --         --         --      --   (0.04)
Extraordinary item, net of taxes               --         --         --      --   (0.02)
---------------------------------------------------------------------------------------
Net income                                  $1.21      $0.50      $0.50   $1.05   $0.76
=======================================================================================

Basic earnings per share
Income before cumulative effect
   of accounting change and
   extraordinary item                       $1.26      $0.52      $0.52   $1.10   $0.87
Cumulative effect of change in
   accounting principle, net of taxes          --         --         --      --   (0.05)
Extraordinary item, net of taxes               --         --         --      --   (0.02)
---------------------------------------------------------------------------------------
Net income                                  $1.26      $0.52      $0.52   $1.10   $0.80
=======================================================================================

Dividends per share                         $0.44      $0.21      $0.20   $0.40   $0.35
=======================================================================================

The accompanying notes are an integral part of the consolidated financial statements

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                           Accumulated    Total
                                                                                           other comp-    share-
                                      Common Stock      Paid-in    Retained    Treasury     rehensive    holders'
       (dollars in thousands)        Shares    Amount   capital    earnings     stock         income      equity
-----------------------------------------------------------------------------------------------------------------
Balances at June 30, 1998          5,990,138   $2,995   $43,881     $ 8,933    $(21,195)     $(1,205)    $33,409
Net income for year                       --       --        --       3,032          --           --       3,032
Net unrealized gain on
  securities available-for-sale,
  net of taxes                            --       --        --          --          --           73          73
                                                                                                         -------
Total comprehensive income                                                                                 3,105
                                                                                                         -------
Cash dividends paid                       --       --        --      (1,328)         --           --      (1,328)
Exercise of stock options                 --       --      (108)         --         167           --          59
Common stock repurchased                  --       --        --          --      (2,110)          --      (2,110)
----------------------------------------------------------------------------------------------------------------
Balances at June 30, 1999          5,990,138    2,995    43,773      10,637     (23,138)      (1,132)     33,135
Net income for year                       --       --        --       4,015          --           --       4,015
Net unrealized loss on
  securities available-for-sale,
  net of taxes                            --       --        --          --          --         (230)       (230)
                                                                                                         -------
Total comprehensive income                                                                                 3,785
                                                                                                         -------
Cash dividends paid                       --       --        --      (1,453)         --           --      (1,453)
Exercise of stock options                 --       --      (441)         --         813           --         372
Common stock repurchased                  --       --        --          --      (1,514)          --      (1,514)
----------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000          5,990,138    2,995    43,332      13,199     (23,839)      (1,362)     34,325
Net income for period                     --       --        --       2,006          --           --       2,006
Net unrealized gain on
  securities available-for-sale,
  net of taxes                            --       --        --          --          --        2,117       2,117
                                                                                                         -------
Total comprehensive income                                                                                 4,123
                                                                                                         -------
Cash dividends paid                       --       --        --        (758)         --           --        (758)
Exercise of stock options                 --       --      (124)         --         197           --          73
Tax benefit from exercise
  of non-qualified stock options          --       --       112          --          --           --         112
Common stock issued in
  consideration for
  purchase acquisition                    --       --      (565)         --      10,550           --       9,985
Common stock repurchased                  --       --        --          --        (343)          --        (343)
----------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2000                5,990,138    2,995    42,755      14,447     (13,435)         755      47,517
Net income for year                       --       --        --       5,626          --           --       5,626
Net unrealized gain on
  securities available-for-sale,
  net of taxes                            --       --        --          --          --        2,166       2,166
                                                                                                         -------
Total comprehensive income                                                                                 7,792
                                                                                                         -------
Cash dividends paid                       --       --        --      (1,968)         --           --      (1,968)
Exercise of stock options                 --       --      (146)         --         279           --         133
Tax benefit from exercise of
  non-qualified stock options             --       --        20          --          --           --          20
Common stock issued                       --       --       (61)         --         850           --         789
Common stock repurchased                  --       --        --          --      (3,689)          --      (3,689)
----------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2001                5,990,138   $2,995   $42,568     $18,105    $(15,995)     $ 2,921     $50,594
================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended     Six months ended        Years ended
                                                     December 31,     December 31,            June 30,
(in thousands)                                          2001         2000       1999      2000       1999
-----------------------------------------------------------------------------------------------------------
                                                                           (unaudited)
Operating Activities
Net income                                             $  5,626     $ 2,006   $ 1,904   $  4,015   $  3,032
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                                --        (416)     (495)      (470)       100
    Provision for depreciation and amortization             895         499       368        760        695
    Provision for OREO recoveries                            --          --        --         --        (82)
    Amortization of intangible assets                       654          82        --         --         --
    Amortization and accretion of securities
      premiums and discounts, net                           128         (65)      153        155        763
    Gains on sales of loans, net                           (406)        (93)      (84)      (147)      (547)
    Gains on sales of OREO, net                              --         (39)      (23)       (46)    (1,342)
    Gain on sale of branch                                   --          --       (75)       (75)        --
    Losses on sales of securities, net                       --          --       109        109         --
    Cumulative effect of accounting change, net              --          --        --         --        162
    Extraordinary loss on debt
      extinguishment, net                                    --          --        --         --         87
    Loans originated for sale                           (24,753)     (5,275)   (4,599)    (7,377)   (27,597)
    Proceeds from sales of loans
      originated for sale                                25,159       5,368     4,683      7,524     28,144
    Tax benefit from exercise of
      non-qualified stock options                            20         112        --         --         --
    Deferred income tax (benefit) provision                 428         (74)      (14)       (94)       496
    (Increase) decrease in accrued interest income         (372)        (98)       30       (557)        69
    Increase (decrease) in accrued
      interest expense and other liabilities                816         161    (2,372)      (988)     1,251
    (Increase) decrease in other assets, net             (7,493)        (49)      (39)      (596)       346
-----------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities          702       2,119      (454)     2,213      5,577
-----------------------------------------------------------------------------------------------------------
Investing Activities
Purchases of securities available-for-sale              (40,796)         --    (8,536)   (32,218)   (10,805)
Purchases of mortgage backed securities
  Available-for-sale                                    (54,279)         --    (2,034)   (21,540)   (15,598)
  Held-to-maturity                                           --          --        --         --    (18,198)
Proceeds from sales of securities
  Available-for-sale                                         --          --        --         --     20,933
Proceeds from sales of mortgage
  backed securities available-for-sale                       --          --     8,411      8,411         --
Proceeds from maturities and
  principal repayments of securities                      2,838         850     1,685      2,821     33,603
Principal collected on mortgage backed securities        23,382       7,095     9,119     15,808     33,497
Loan (advances) repayments, net                          (7,784)     (8,870)      366     (9,418)    (9,053)
Loans purchased                                              --          --    (4,164)    (4,164)   (38,556)
Net cash paid through purchase acquisition                   --      (4,268)       --         --         --
Proceeds from sales of OREO                                  --         255       190        398      1,815
Payments to improve OREO                                     (6)         --       (28)       (31)      (107)
Purchases of Bank premises and equipment                   (496)       (790)     (135)      (201)      (979)
-----------------------------------------------------------------------------------------------------------
  Net cash (used) provided by investing activities      (77,141)     (5,728)    4,874    (40,134)    (3,448)
-----------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:-

                                                      Year ended      Six months ended       Years ended
                                                      December 31,      December 31,           June 30,
(in thousands)                                            2001         2000      1999      2000       1999
------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
Financing Activities
Net increase (decrease) in deposits                      38,323        33,486      (866)   19,503      6,247
Net increase in repurchase agreements                     1,192         4,591        --        --         --
FHLB advances (repayments), net                          40,040       (18,250)   (7,500)   20,750    (22,587)
Common Stock repurchased                                 (3,689)         (343)   (1,038)   (1,514)    (2,110)
Proceeds from Common Stock reissued                         789            --       417        --         --
Cash dividends paid                                      (1,968)         (758)     (730)   (1,453)    (1,328)
Proceeds from exercise of stock options                     133            73       336       372         59
------------------------------------------------------------------------------------------------------------
   Net cash provided (used) by financing activities      74,820        18,799    (9,381)   37,658    (19,719)
------------------------------------------------------------------------------------------------------------
   (Decrease) increase in cash
      and cash equivalents                               (1,619)       15,190    (4,961)     (263)   (17,590)
Cash and federal funds sold, beginning of period         27,813        12,623    12,886    12,886     30,476
------------------------------------------------------------------------------------------------------------
Cash and federal funds sold, end of period              $26,194      $ 27,813   $ 7,925   $12,623   $ 12,886
============================================================================================================

Cash paid during period
   Interest to depositors                               $14,825      $  6,668   $ 4,786   $ 9,807   $ 10,344
   Interest on borrowings                                 1,827         1,021       394     1,203      1,562
   Income taxes                                           3,118           970       817     1,723      2,285
Non-cash transfers
   From securities held-to-maturity
      to securities available-for-sale                       --            --        --        --     21,509
   From loans to OREO                                        --            --        18       354        335
   Financed portion of OREO sales                            --           218       113       218         --
Assets acquired and liabilities
   assumed in purchase acquisition
   Fair value of non-cash assets acquired                    --       107,190        --        --         --
   Fair value of liabilities assumed                         --        99,256        --        --         --
   Common stock issued                                       --         9,985        --        --         --

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

Principles of Consolidation

The consolidated financial statements include those of NewMil and its subsidiary after elimination of all intercompany accounts and transactions. Certain reclassifications have been made to prior years' amounts to conform with the 2001 financial presentation.

Change in Fiscal Year

In December 2000, NewMil changed its fiscal year from June 30 to December 31. All references in the financial statements to the year or period ended December 31, 2000 relate to the six-months then ended.

Basis of Financial Statement Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan, management obtains independent appraisals for significant properties.

NewMil's loans are generally collateralized by real estate located principally in Connecticut. In addition, substantially all OREO is located in Connecticut. Accordingly, the collectability of a substantial portion of the Company's loan portfolio and OREO through foreclosure is particularly susceptible to changes in market conditions.

While management uses available information to recognize losses on loans and OREO, future additions to the allowance or write-downs of OREO may be necessary based on changes in economic conditions, particularly in Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review NewMil's allowance for loan losses and valuation of OREO. Such agencies may require NewMil to recognize additions to the allowance or write-downs based on their judgments of information available to them at the time of their examination.

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

Allowance for Loan Losses

NewMil periodically reviews the allowance for loan losses in order to maintain the allowance at a level sufficient to absorb credit losses. NewMil's review is based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. The allowance for loan losses is increased through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. While NewMil uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in regional economic conditions and related factors.

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

                                    Year ended    Six months ended    Years ended
                                   December 31,      December 31,       June 30,
(in thousands)                         2001         2000     1999     2000   1999
----------------------------------------------------------------------------------
Basic                                 4,467        3,890    3,656    3,635   3,793
Effect of dilutive stock options        172          145      184      172     192
----------------------------------------------------------------------------------
Diluted                               4,639        4,035    3,840    3,807   3,985
==================================================================================

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS142") which are effective July 1, 2001 and January 1, 2002, respectively for NewMil. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will be discontinued upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the Statement. Upon adoption of SFAS 141 and 142, NewMil has determined that it will not have to amortize approximately $82,000 each quarter for goodwill and does not anticipate having to record any impairment charges.

NOTE 2 - BUSINESS COMBINATIONS

On November 9, 2000, NewMil acquired Nutmeg Federal Savings and Loan Association ("Nutmeg") in a tax-free stock-for-stock and cash-for-stock exchange for a total purchase price of $20.3 million, in consideration for which NewMil paid $10.3 million in cash and issued 1.0 million shares of common stock. Nutmeg was a federally chartered savings and loan association headquartered in Danbury, Connecticut with $109.1 million in assets and $84.7 million in deposits with four branch locations, including two in Danbury, one in Bethel and one in Ridgefield, Connecticut. In connection with the acquisition, NewMil recorded goodwill of $8.1 million and a core deposit intangible of $1.4 million.

NOTE 3 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

                                                        Gross        Gross
                                         Estimated    unrealized   unrealized   Amortized
(in thousands)                           fair value     gains        losses       cost
-----------------------------------------------------------------------------------------
December 31, 2001
U.S. Government Agency notes
   After 1 but within 5 years             $ 21,151      $  606       $   --      $ 20,545
Corporate Bonds
   After 1 but within 5 years               38,803       2,009            1        36,795
Mortgage backed securities                 102,407       1,670           28       100,765
Collateralized mortgage obligations         15,513         260           --        15,253
-----------------------------------------------------------------------------------------
     Total debt securities                 177,874       4,545           29       173,358
Equity securities                            3,749           1           --         3,748
-----------------------------------------------------------------------------------------
   Total securities available-for-sale    $181,623      $4,546       $   29      $177,106
=========================================================================================
December 31, 2000
U.S. Government Agency notes
   After 1 but within 5 years             $ 10,294      $  481       $   --      $  9,813
Corporate Bonds
   After 1 but within 5 years               22,718         488           --        22,230
Mortgage backed securities                  65,525         927          489        65,087
Collateralized mortgage obligations          1,157          --          160         1,317
-----------------------------------------------------------------------------------------
     Total debt securities                  99,694       1,896          649        98,447
Equity securities                            3,527          --           --         3,527
-----------------------------------------------------------------------------------------
   Total securities available-for-sale    $103,221      $1,896       $  649      $101,974
=========================================================================================
June 30, 2000
U.S. Government Agency notes
   After 1 but within 5 years             $  9,822      $   41       $   11      $  9,792
Corporate Bonds
   After 1 but within 5 years               22,034          98          263        22,199
Mortgage backed securities                  68,787         346        1,967        70,408
Collateralized mortgage obligations          1,120          --          197         1,317
-----------------------------------------------------------------------------------------
     Total debt securities                 101,763         485        2,438       103,716
Equity securities                            2,765          --           --         2,765
-----------------------------------------------------------------------------------------
   Total securities available-for-sale    $104,528      $  485       $2,438      $106,481
=========================================================================================

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

                                                       Gross        Gross
                                         Amortized   unrealized   unrealized   Estimated
(in thousands)                            cost(a)      gains        losses     fair value
-----------------------------------------------------------------------------------------
December 31, 2001
Municipal bonds
   After 1 but within 5 years             $   500       $  5         $ --        $   505
   After 10 years                          10,536         --          370         10,166
Mortgage backed securities                 14,385        534           --         14,919
Collateralized mortgage obligations         5,364        133           --          5,497
-----------------------------------------------------------------------------------------
   Total securities held-to-maturity      $30,785       $672         $370        $31,087
=========================================================================================

                                                       Gross        Gross
                                         Amortized   unrealized   unrealized   Estimated
(in thousands)                            cost(a)      gains        losses     fair value
-----------------------------------------------------------------------------------------
December 31, 2000
Municipal bonds
   After 1 but within 5 years             $   250       $ --        $    2       $   248
   After 10 years                          10,545         --           398        10,147
Mortgage backed securities                 19,307        296            --        19,603
Collateralized mortgage obligations         7,075          2           222         6,855
-----------------------------------------------------------------------------------------
   Total securities held-to-maturity      $37,177       $298        $  622       $36,853
=========================================================================================
June 30, 2000
Municipal bonds
   After 1 but within 5 years             $   250       $ --        $   16       $   234
   After 10 years                          10,550         --           912         9,638
Mortgage backed securities                 21,064          4           397        20,671
Collateralized mortgage obligations         7,915          6           459         7,462
-----------------------------------------------------------------------------------------
   Total securities held-to-maturity      $39,779       $ 10        $1,784       $38,005
=========================================================================================

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Cash proceeds and realized gains and losses from sales of securities were as follows:

                                                            Cash     Realized   Realized
(in thousands)                                            proceeds     gains     losses
----------------------------------------------------------------------------------------
Year ended December 31, 2001                               $    --     $--        $ --
========================================================================================
Six months ended December 31, 2000
U.S. Treasury Notes, available-for-sale                    $ 4,653     $--        $ --
========================================================================================
Six months ended December 31, 1999
Mortgage backed securities, available-for-sale             $ 8,411     $--        $109
========================================================================================
Year ended June 30, 2000
Mortgage backed securities, available-for-sale             $ 8,411     $--        $109
========================================================================================
Year ended June 30, 1999
Collateralized mortgage obligations, available-for-sale    $20,933     $--        $274
========================================================================================

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

At December 31, 2001 securities with a carrying value and market value aggregating approximately $1,491,000 and $1,474,000, respectively, were pledged as collateral against public funds and securities with a carrying value and market value aggregating approximately $18,869,000 and $18,894,000, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value aggregating $9,100,000 and $9,430,000, respectively, were pledged as collateral against Treasury Tax & Loan Deposits.

NOTE 4 - LOANS

The composition of the loan portfolio is as follows:

                                                             December 31,        June 30,
(in thousands)                                             2001        2000        2000
-----------------------------------------------------------------------------------------
Real estate mortgages
     1-to-4 family residential                           $180,513    $187,755    $130,770
     5-or-more family residential                          14,649      19,759       4,185
     Commercial                                            78,091      63,089      51,633
     Land & land development                                2,997       3,423       1,995
     Home equity credit                                    32,580      24,121      20,257
Commercial & industrial                                    34,254      36,390      17,404
Installment & other                                         3,089       3,868       2,439
-----------------------------------------------------------------------------------------
     Total loans, gross                                   346,173     338,405     228,683
Deferred loan origination fees & purchase premium, net       (303)       (343)         29
Allowance for loan losses                                  (5,502)     (5,518)     (4,978)
-----------------------------------------------------------------------------------------
     Total loans, net                                    $340,368    $332,544    $223,734
=========================================================================================

Impaired loans (in thousands)
     With no valuation allowance                             $ 77       $ 224       $   2
     With valuation allowance                                 696         500         502
     Total impaired loans                                     773         724         504
     Valuation allowance                                      100         238         234
     Commitments to lend additional
         amounts to impaired borrowers                         --          --          --
     Average impaired loans                                   749         626         864
     Amount of impaired loans based on:
         Discounted cash flows                                 --          --          --
         Collateral values                                    673         724         504

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

Changes in the allowance for loan losses are as follows:

                                             Year ended     Six months ended     Years ended
                                             December 31,      December 31,        June 30,
(in thousands)                                   2001              2000         2000      1999
-----------------------------------------------------------------------------------------------
Balance, beginning of period                    $5,518           $4,978        $4,989    $5,004
Provision for losses                                --             (416)         (470)      100
Allowance acquired from purchase of Nutmeg          --              584            --        --
Charge-offs                                        (74)             (49)         (177)     (176)
Recoveries                                          58              421           636        61
-----------------------------------------------------------------------------------------------
Balance, end of period                          $5,502           $5,518        $4,978    $4,989
===============================================================================================

NOTE 5 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

                                                        December 31,    June 30,
(in thousands)                                         2001     2000      2000
--------------------------------------------------------------------------------
Non-accrual loans                                     $  985   $1,240    $  621
Accruing loans past due 90 days or more                  760      351       231
Accruing troubled debt restructured loans                 --       --        --
--------------------------------------------------------------------------------
     Total non-performing loans                        1,745    1,591       852
Real estate acquired in settlement of loans              116      150       366
--------------------------------------------------------------------------------
     Total non-performing assets                      $1,861   $1,741    $1,218
================================================================================

The reductions in interest income associated with non-accrual loans are as follows:

                                              Year ended    Six months ended   Years ended
                                             December 31,     December 31,      June 30,
(in thousands)                                   2001             2000         2000   1999
------------------------------------------------------------------------------------------
Income in accordance with original terms         $95              $61          $68    $98
Income recognized                                 65               13           15     59
------------------------------------------------------------------------------------------
Reduction in interest income                     $30              $48          $53    $39
==========================================================================================

NOTE 6 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

                                                     December 31,       June 30,
(in thousands)                                     2001       2000        2000
-------------------------------------------------------------------------------
Land                                              $ 1,140    $ 1,140    $ 1,140
Buildings and improvements                          6,030      6,447      6,170
Equipment                                           4,565      3,849      3,103
Leasehold improvements                                596        596        403
-------------------------------------------------------------------------------
     Total cost                                    12,331     12,032     10,816
Accumulated depreciation and amortization          (6,239)    (5,541)    (5,137)
-------------------------------------------------------------------------------
     Bank premises and equipment, net             $ 6,092    $ 6,491    $ 5,679
===============================================================================

NOTE 7 - BORROWINGS

Fixed rate advances from the Federal Home Loan Bank of Boston are as follows:

                                                       December 31,     June 30,
(in thousands)                                        2001      2000      2000
--------------------------------------------------------------------------------
7.42% due July 1, 2000                              $    --   $    --    $ 3,250
6.56% due July 5, 2000                                   --        --      3,500
6.57% due July 12, 2000                                  --        --      1,500
6.55% due July 19, 2000                                  --        --      7,000
6.60% due July 26, 2000                                  --        --      8,000
6.13% due August 16, 2000                                --        --      5,000
6.57% due January 3, 2001                                --     4,500         --
6.50% due January 17, 2001                               --    10,000         --
6.58% due January 24, 2001                               --     4,500         --
5.91% due March 5, 2001                                  --     7,500      7,500
1.963% due January 2, 2002                            2,205        --         --
2.18% due January 3, 2002                             7,000        --         --
1.82% due January 9, 2002                             5,000        --         --
1.87% due January 16, 2002                            5,000        --         --
1.87% due January 23, 2002                            5,622        --         --
4.35% due June, 20, 2003                             10,000        --         --
4.56% due August 10, 2006 (a)                         9,549        --         --
4.49% due August 31, 2006 (a)                         9,549        --         --
4.39% due September 11, 2006 (a)                     12,615        --         --
4.49% due October 6, 2008 (b)                         1,000     1,000         --
--------------------------------------------------------------------------------
     Total                                          $67,540   $27,500    $35,750
================================================================================

(a) Five year amortizing advances
(b) Advance is callable quarterly

NewMil has a pre-approved line of credit of up to 2% of total assets with the Federal Home Loan Bank of Boston ("FHLBB") under the FHLBB's IDEAL Way Line of Credit Program. These advances are one-day variable rate loans with automatic rollover. Under an agreement with the FHLBB NewMil is required to maintain qualified collateral, as defined in the FHLBB's Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. NewMil maintains qualified collateral in excess of the amount required to support the outstanding advances and the pre-approved line of credit at December 31, 2001.

During 1999 NewMil used the proceeds from the sale of securities to prepay $22.5 million of Federal Home Loan Bank fixed rate advances. NewMil incurred a gross prepayment fee of $147,000. The effect on the net income of this prepayment fee was $87,000, net of taxes, and has been reported in net income as an extraordinary item for this early extinguishment of debt.

NewMil enters into repurchase agreements directly with its customers. These agreements are offered as an overnight or short-term investments to NewMil's customers. Information concerning short-term borrowings represented by securities sold under agreements to repurchase is presented as follows:

                                                 December 31,     June 30,
(dollars in thousands)                         2001       2000      2000
--------------------------------------------------------------------------
Repurchase agreements                         $ 5,783   $ 4,591     $--
Book value of collateral
     US Government Agency notes                18,869    20,344      --
Market value of collateral                     18,894    20,489      --
Weighted average rate                            2.25%     5.82%     --
Weighted average maturity                       1 day     1 day      --

NOTE 8 - INCOME TAXES

NewMil provides deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not. The components of the income tax provision were as follows:

                                Year ended    Six months ended    Years ended
                               December 31,     December 31,       June 30,
(in thousands)                     2001             2000          2000     1999
--------------------------------------------------------------------------------
Current provision
     Federal                      $2,730           $1,193        $2,170   $1,498
     State                            --               --            --      270
--------------------------------------------------------------------------------
         Total                     2,730            1,193         2,170    1,768
--------------------------------------------------------------------------------
Deferred (benefit) provision
     Federal                         428              (74)          (94)      93
     State                            --               --            --      403
--------------------------------------------------------------------------------
         Total                       428              (74)          (94)     496
--------------------------------------------------------------------------------
Income tax provision              $3,158           $1,119        $2,076   $2,264
================================================================================

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

                                            Year ended    Six months ended   Years ended
                                           December 31,     December 31,       June 30,
                                               2001           2000           2000   1999
----------------------------------------------------------------------------------------
Income tax at statutory federal tax rate       34.0%          34.0%          34.0%  34.0%
Connecticut Corporation tax,
     net of federal tax benefit                 0.0            0.0            0.0    8.4
Goodwill                                        1.0            0.9             --     --
Other                                           1.0            0.9            0.1   (1.6)
----------------------------------------------------------------------------------------
     Effective income tax rates                36.0%          35.8%          34.1%  40.8%
========================================================================================

The components of NewMil's net deferred tax asset are as follows:

                                               December 31,       December 31,        June 30,
                                                  2001               2000               2000
  (in thousands)                           Federal    State    Federal    State    Federal   State
--------------------------------------------------------------------------------------------------
Deferred tax assets
  Unrealized losses on securities
      available-for-sale and
      transferred to held-to-maturity       $   --   $    --    $   --   $    --    $  702   $ 155
  Net operating losses                          --     1,897        --     1,356        --      --
  Capital loss carryforwards                    --        --        --        --        --      --
  Bad debt expense, book                     1,871       413     1,876       414     1,692     373
  Post retirement benefits                     411        91       419        92       119      26
  Deferred income                               --        --        --        --        93      20
  Other                                        120        80       212        60       203      45
--------------------------------------------------------------------------------------------------
  Total deferred tax assets                  2,402     2,481     2,507     1,922     2,809     619
--------------------------------------------------------------------------------------------------
Deferred tax liabilities
  Unrealized gains on securities
      available-for-sale and
      transferred to held-to-maturity        1,505        --       388        --        --      --
  Prepaid Pension                              431        95       258        57       152      33
  Bad debt expense, tax                        800       177       683       151       621     137
  Other                                        552       122        42         6        36       6
--------------------------------------------------------------------------------------------------
      Total deferred tax liabilities         3,288       394     1,371       214       809     176
--------------------------------------------------------------------------------------------------
  Net deferred tax asset                      (886)    2,087     1,136     1,708     2,000     443
  Valuation reserve                             --    (2,087)       --    (1,708)       --    (443)
--------------------------------------------------------------------------------------------------
      Net deferred tax (liability) asset    $ (886)  $    --    $1,136   $    --    $2,000   $  --
==================================================================================================

The allocation of deferred tax expense involving items charged to income and items charged directly to shareholders' equity and items charged to goodwill are as follows:

                                                 December 31,      December 31,        June 30,
                                                     2001             2000              2000
  (in thousands)                               Federal   State   Federal   State   Federal   State
--------------------------------------------------------------------------------------------------
Deferred tax expense (benefit) allocated to:
       Shareholders' equity                    $1,117     $--     $1,090    $--     $(118)    $--
       Goodwill                                   477      --       (152)    --        --      --
       Income                                     428      --        (74)    --       (94)     --
--------------------------------------------------------------------------------------------------
Total deferred tax expense (benefit)           $2,022     $--     $  864    $--     $(212)    $--
==================================================================================================

NewMil will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

At December 31, 2001 and 2000, a valuation allowance was established for the entire amount of the state deferred tax assets as a result of Connecticut legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a "passive investment company". In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. No tax benefit is expected to be realized on the reversal of the state deferred tax assets.

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

                                             December 31,   December 31,   June 30,
(in thousands)                                  2001           2000         2000
-----------------------------------------------------------------------------------
Change in benefit obligation:
    Benefit obligation, beginning of year       $5,394         $4,241      $6,240
    Service cost                                    --             --          --
    Interest cost                                  428            205         330
    Impact of assumption change                    654           (280)     (1,960)
    Experience loss (gain)                          84          1,347        (141)
    Plan participants' contributions                --             --          --
Actuarial gain                                      --             --          --
    Benefits paid                                 (252)          (119)       (228)
-----------------------------------------------------------------------------------
    Benefit obligation, end of year              6,308          5,394       4,241
-----------------------------------------------------------------------------------
Change in plan assets:
    Fair value of plan assets,
       beginning of year                         9,588          9,791       8,623
    Actual (loss) return on plan assets         (1,937)           (84)      1,396
    Employer contribution                           --             --          --
    Plan participant's contribution                 --             --          --
    Benefits paid                                 (252)          (119)       (228)
-----------------------------------------------------------------------------------
    Fair value of plan assets, end of year       7,399          9,588       9,791
-----------------------------------------------------------------------------------
    Funded status                                1,090          4,194       5,550
    Unrecognized prior service cost                 --             --          --
    Unrecognized net actuarial loss (gain)         176         (3,435)     (5,104)
    Unrecognized transition (asset)                 --             --          --
-----------------------------------------------------------------------------------
    Prepaid benefit cost                        $1,266         $  759      $  446
===================================================================================

                                       Year ended    Six months ended    Years ended
                                      December 31,     December 31,        June 30,
(dollars in thousands)                    2001            2000           2000    1999
--------------------------------------------------------------------------------------
Weighted-average assumptions:
     Discount rate                         7.0%             8.0%          7.5%    6.0%
     Expected return on plan assets        8.5              8.5           8.5     6.0
Components of net periodic cost:
     Interest cost                       $ 428            $ 205         $ 330   $ 359
     Expected return on plan assets       (799)            (409)         (623)   (462)
     Recognized net gain                  (137)            (109)         (175)    (75)
--------------------------------------------------------------------------------------
         Net pension income              $(508)           $(313)        $(468)  $(178)
======================================================================================

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

No contributions were made to the Pension Plan in 2001, 2000 or 1999.

NewMil has a 401(k) Savings Retirement Plan covering all eligible employees. Participants may contribute up to 15% of their compensation, subject to a maximum of $10,500 per year in 2001. Effective January 1, 2000, NewMil amended the 401(k) Savings Retirement Plan in order to adopt the provisions of the IRS safe harbor rules. For the period from July 1, 1999 to December 31, 1999 NewMil contributed amounts equal to 50% of annual employee contributions up to 6% of participants' compensation. Since January 1, 2000, NewMil contributes amounts equal to 100% of annual employee contributions up to 3% of participants' compensation and 50% of the next 2% of annual employee contributions of participants' compensation. Since the amendment to the Plan, employees are fully vested in NewMil's contributions. NewMil contributed $161,000 to the Plan in 2001, $59,000 and $41,000 for the six month periods ended December 31, 2000 and 1999, respectively, and $100,000 and $79,000 for the years ended June 30, 2000 and 1999, respectively. The plan allows for NewMil to make non-contributory profit sharing contributions. No profit sharing contributions were made during 2001, 2000 or 1999.

NewMil provides post-retirement health benefits for eligible current retirees and eligible employees. Post-retirement life insurance benefits are provided for employees that were eligible for retirement as of October 1, 1993 and certain eligible current retirees. The cost of post-retirement health care benefits is shared by NewMil and the retiree, and benefits are based on deductible and coinsurance provisions. The post-retirement life insurance benefits are non-contributory, and benefits are based on a percentage of the base pay at retirement. Effective October 1, 1993 NewMil suspended certain post-retirement benefits and introduced a co-pay provision for new employees hired on or after October 1, 1993. NewMil does not advance-fund its post-retirement health care and life insurance benefit plan. Post-retirement expense was $33,000 for 2001, $30,000 and $30,000 for the six month periods ended December 31, 2000 and 1999, respectively, and $67,000 and $60,000 the years ended June 30, 2000 and 1999, respectively. As of December 31, 2000, NewMil's post-retirement liability was $368,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "For Capital Adequacy Purposes" and "To Be Well Capitalized Under Prompt Corrective Action Provisions" are as follows:

                           December 31, 2001    December 31, 2000     June 30, 2000
(dollars in thousands)      Amount    Ratio      Amount    Ratio     Amount    Ratio
------------------------------------------------------------------------------------
Actual Capital Position
    Tier 1 leverage        $38,296     6.55%    $37,201     8.04%   $35,146     9.05%
    Tier 1 risk-based       38,296    10.91      37,201    11.99     35,146    15.76
    Total risk-based        42,698    12.16      41,101    13.24     37,961    17.02
Minimum Requirement For
Capital Adequacy
    Tier 1 leverage         23,388     4.00      18,517     4.00     15,533     4.00
    Tier 1 risk-based       14,042     4.00      12,416     4.00      8,922     4.00
    Total risk-based        28,084     8.00      24,831     8.00     17,843     8.00
Minimum Requirement To
Be Well Capitalized
    Tier 1 leverage         29,235     5.00      23,146     5.00     19,416     5.00
    Tier 1 risk-based       21,063     6.00      18,623     6.00     13,382     6.00
    Total risk-based        35,105    10.00      31,039    10.00     22,304    10.00

Restrictions on Subsidiary's Dividends and Payments
---------------------------------------------------

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2001 was $1,802,000. In some instances further restrictions on dividends may be imposed on NewMil by the FRB.

Repurchases of Common Stock
---------------------------

During 2001 NewMil repurchased 304,500 shares of common stock for total consideration of $3,689,000, or

$12.12 per average share, under a 229,716 share repurchase plan announced in December 2000 and a 222,593 share repurchase plan announced on July 18, 2001.

In December 2000 NewMil announced its intention to repurchase 229,716, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. Also in July 2001 NewMil announced its intention to repurchase 222,593, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of these repurchase plans is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes.

NOTE 11 - COMPREHENSIVE INCOME

Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. NewMil's only component of other comprehensive income is net unrealized gain
(loss) on securities. The components of comprehensive income are as follows:

                                   Year ended    Six months ended   Years ended
                                  December 31,     December 31,       June 30,
(in thousands)                        2001        2000     2000         1999
--------------------------------------------------------------------------------
Net income                          $5,626       $2,006   $4,015      $3,032
Net unrealized gains (losses)
    on securities during period      2,166        2,117     (230)         73
--------------------------------------------------------------------------------
Comprehensive income                $7,792       $4,123   $3,785      $3,105
================================================================================

The components of other comprehensive income, and related tax effects are as follows:

                                                                  Tax
                                                   Before tax   (expense)   Net of tax
(in thousands)                                       amount      benefit      amount
--------------------------------------------------------------------------------------
Year ended December 31, 2001
Net unrealized gains on securities
    available-for-sale during year                   $3,270      $(1,112)     $2,158
Accretion of unrealized loss on
    securities transferred from
    available-for-sale to held-to-maturity               12           (4)          8
--------------------------------------------------------------------------------------
Net unrealized gains on securities during year       $3,282      $(1,116)     $2,166
======================================================================================
Six months ended December 31, 2000
Net unrealized gains on securities
    available-for-sale during period                 $3,199      $(1,088)     $2,111
Accretion of unrealized loss on
    securities transferred from
    available-for-sale to held-to-maturity                9           (3)          6
--------------------------------------------------------------------------------------
Net unrealized gains on securities during period     $3,208      $(1,091)     $2,117
======================================================================================
Year ended June 30, 2000
Net unrealized losses on securities
    available-for-sale during year                   $ (501)     $   170      $ (331)
Reclassification adjustment for
    realized loss included in net income                109          (37)         72
Accretion of unrealized loss on
    securities transferred from
    available-for-sale to held-to-maturity               44          (15)         29
--------------------------------------------------------------------------------------
Net unrealized losses on securities during year      $ (348)     $   118      $ (230)
======================================================================================

                                                                 Tax
                                                 Before tax   (expense)   Net of tax
(in thousands)                                     amount      benefit      amount
------------------------------------------------------------------------------------
Year ended June 30, 1999
Net unrealized losses on securities
    available-for-sale during year                $(1,417)      $ 524       $(893)
Reclassification adjustment for
    realized loss included in net income              274        (112)        162
Accretion of unrealized loss on
    securities transferred from
    available-for-sale to held-to-maturity
    and subsequently sold (Note 3)                  1,030        (412)        618
Accretion of unrealized loss on
    securities transferred from
    available-for-sale to held-to-maturity            405        (150)        255
Impact of change in effective tax rate                 --         (69)        (69)
------------------------------------------------------------------------------------
Net unrealized gains on securities during year    $   292       $(219)      $  73
====================================================================================

NOTE 12 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

                                       Year ended    Six months ended   Year ended
                                      December 31,     December 31,      June 30,
(in thousands)   2001                     2001            2000
----------------------------------------------------------------------------------
Balance, beginning of period             $1,482           $  582          $ 520
Advances                                  1,280              160            210
Related parties added during period          --              757             --
Repayments                                 (615)             (17)          (148)
----------------------------------------------------------------------------------
Balance, end of period                   $2,147           $1,482          $ 582
==================================================================================

NOTE 13 - STOCK OPTIONS

NewMil's 1986 Stock Option and Incentive Plan ("Employee Plan") authorizes the granting of both incentive and non-incentive options and stock appreciation rights (SARs) to officers and other key employees by the Salary and Benefits Committee of the Board. During the last three years there were no SARs granted to any employee under the employee Plan by the Salary and Benefits Committee of the Board. The Employee Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price not less than 85% of the fair market value of NewMil's stock on the date of the grant. The options are fully vested at the time of the grant, except for 75,000 options that were issued under an Employment Agreement and became fully vested in March 1995, 1996 and 1997 in three equal traunches of 25,000 each.

NewMil's 1992 Stock Option Plan for Outside Directors ("Director Plan") provides for automatic grants of 2,000 options each January 1st to each non-employee director. The Director Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price of not less than the fair market value (average of the bid and ask price) of NewMil's stock on the date of the grant. The options are fully vested six months after the time of the grant. Changes in outstanding stock option and SARS are as follows:

                                      Employee Plan             Director Plan
--------------------------------------------------------------------------------
                                              Weighted                  Weighted
                                               average                   average
                                  Number      exercise      Number      exercise
                                of options     price      of options      price
--------------------------------------------------------------------------------
June 30, 1998                    315,751      $ 4.953      113,000      $ 6.085
   Granted                        25,000       12.438       14,000       11.031
   Exercised                     (14,400)       5.362           --           --
   Lapsed                             --           --           --           --
--------------------------------------------------------------------------------
June 30, 1999                    326,351        5.562      127,000        5.414
   Granted                        54,500       10.926        3,000       10.938
   Exercised                     (66,001)       5.465       (4,000)       3.000
   Lapsed                         (1,500)       7.375           --           --
--------------------------------------------------------------------------------
June 30, 2000                    313,350        6.507      126,000        6.848
   Granted                            --           --       17,000        9.969
   Exercised                     (17,000)       4.320           --           --
   Lapsed                             --           --           --           --
--------------------------------------------------------------------------------
December 31, 2000                296,350        6.633      143,000        7.219
   Granted                        15,000       11.531       20,000       10.594
   Exercised                     (20,700)       5.684       (5,000)       3.000
   Lapsed                           (500)       6.959           --           --
--------------------------------------------------------------------------------
December 31, 2001                290,150        6.959      158,000        7.779
================================================================================
Options exercisable at
   December 31, 2001             290,150                   158,000
================================================================================
Options available under plan      99,048                    23,000
================================================================================

The following table summarizes information about NewMil's Employee and Director stock option plans, as of December 31, 2001:


                                                     Weighted
                                                     average         Weighted
                        Number of options            remaining        average
   Range of          -------------------------      contractual      exercise
exercise price       Outstanding   Exercisable         life            price
-----------------------------------------------------------------------------
$ 3.00 - $ 5.99        177,650       177,650            1.7           $ 3.75
  6.00 -   8.99        101,000       101,000            4.1             6.64
  9.00 -  11.99        127,500       127,500            8.0            10.85
 12.00 -  12.84         42,000        42,000            6.5            12.58
-----------------------------------------------------------------------------
                       448,150       448,150            4.5           $ 7.25
=============================================================================

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

                                            Year ended     Six months ended    Years ended
                                            December 31,      December 31,        June 30,
(net income in thousands)                       2001             2000          2000      1999
----------------------------------------------------------------------------------------------
Net income
    As reported                                $5,626           $2,006        $4,015    $3,032
    Pro forma                                   5,519            1,962         3,808     2,918
Earnings per share, diluted
    As reported                                  1.21             0.50          1.05      0.76
    Pro forma                                    1.19             0.49          1.00      0.73
Dividend yield                                   4.27%            4.21%         3.64%     2.35%
Expected volatility                             37.00            40.00         38.00     28.59
Risk-free interest rate                          5.05             5.68          6.03      5.89
Expected lives, years                              10               10             8        10
Fair value of options granted during year      $ 3.83           $ 3.94        $ 4.38    $ 4.43

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit, which are not reflected in the accompanying financial statements. NewMil's loan commitments are as follows:

                                                December 31,            June 30,
(in thousands)                               2001           2000          2000
--------------------------------------------------------------------------------
Unused lines of credit                     $36,891        $32,030       $24,813
Construction mortgages                       4,902          5,796         4,154
Loan commitments                            30,796          4,385         5,338

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

NewMil leases facilities under operating leases that expire at various dates through 2004. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by NewMil. Rent expense totaled $432,000, for 2001, $149,000 and $118,000 for the six months period ending December 31, 2000 and 1999, respectively and $243,000 and $253,000 for the years ended June 30, 2000 and 1999, respectively. Future minimum lease payments at December 31, 2001 are as follows:

2002                            $  464,486
2003                               411,984
2004                               377,203
2005                               186,880
2006                               110,927
After 2006                         216,667
------------------------------------------
                                $1,768,147
==========================================

NOTE 15 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires NewMil to disclose fair value information for certain of its financial instruments, including loans, securities, deposits, borrowings and other such instruments. Quoted market prices are not available for a significant portion of NewMil's financial instruments and, as a result, the fair values presented may not be indicative of net realizable or liquidation values. Fair values are estimates derived using present value or other valuation techniques and are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics, and other factors. In addition, fair value estimates are based on market conditions and information about the financial instrument at a specific point in time. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Such items include mortgage servicing, core deposit intangibles and other customer relationships, premises and equipment, foreclosed real estate and income taxes. In addition, the tax ramifications relating to the realization of the unrealized gains and losses may have a significant effect on fair value estimates and have not been considered in the estimates.

The following is a summary of the methodologies and assumptions used to estimate the fair value of NewMil's financial instruments pursuant to SFAS 107.

Cash, cash equivalents and other: The fair value of cash and due from banks,
--------------------------------
deposits with banks, federal funds sold, accrued interest receivable, repurchase agreements and accrued interest payable, is considered to approximate the book value due to their short-term nature and negligible credit losses.

Securities: Fair value of securities available-for-sale and held-for-sale were
----------
determined by secondary market and independent broker quotations.

Loans: Fair values for residential mortgage and consumer installment loans were
-----
estimated by discounting cash flows, adjusted for prepayments. The discount rates used for residential mortgages were secondary market yields net of servicing and adjusted for risk. The discount rates used for consumer installment loans were current rates offered by NewMil. Fair values for commercial loans were estimated by assessing credit risk and interest rate risk. Such loans were valued by discounting estimated future cash flows at a rate that incorporates both interest and credit risk.

Deposit liabilities: The fair value for demand, savings and certain money market
-------------------
deposits is equal to the amount payable on demand at the balance sheet date, which is equal to the carrying value. The fair value of certificates of deposit was estimated by discounting cash flows using rates currently offered by NewMil for deposits of similar remaining maturities.

Borrowings: The fair value for borrowings was estimated by discounting cash
----------
flows using rates currently offered by lenders for borrowings of similar remaining maturities.

The carrying values and estimated fair values of NewMil's financial instruments are as follows:

(in thousands)                     December 31, 2001        December 31, 2000        June 30, 2000
-----------------------------------------------------------------------------------------------------
                                              Estimated              Estimated              Estimated
                                  Carrying      fair      Carrying     fair      Carrying     fair
                                    value       value       value      value       value      value
-----------------------------------------------------------------------------------------------------
Financial Assets
Cash and due from banks           $ 21,579    $ 21,579    $ 21,784   $ 21,784    $ 12,623   $ 12,623
Federal funds sold                   4,615       4,615       6,029      6,029          --         --
Securities available-for-sale      181,623     181,623     103,221    103,221     104,528    104,528
Securities held-to-maturity         30,785      31,087      37,177     36,853      39,779     38,005
Loans                              346,173     347,045     338,406    341,989     228,683    223,768
Allowance for loan losses           (5,502)         --      (5,518)        --      (4,978)        --
Deferred loan origination fees
  and purchase premium, net           (303)         --        (343)        --          29         --
----------------------------------------------------------------------------------------------------
Loans, net                         340,368     347,045     332,544    341,989     223,734    223,768
Accrued interest receivable          3,870       3,870       3,499      3,499       2,747      2,747

Financial Liabilities
Deposits
  Demand (non-interest bearing)   $ 39,898    $ 39,898    $ 37,325   $ 37,325    $ 20,703   $ 20,703
  NOW accounts                      63,415      63,415      54,785     54,785      43,950     43,950
  Money market                     120,888     120,888     107,131    107,131      75,465     75,465
  Savings and other                 70,001      70,001      65,657     65,657      48,652     48,652
  Certificates of deposit          181,914     183,964     172,895    172,934     130,856    131,040
----------------------------------------------------------------------------------------------------
       Total deposits              476,116     478,166     437,793    437,832     319,626    319,810
FHLB advances                       67,540      68,168      27,500     27,512      35,750     35,703
Repurchase agreements                5,783       5,783       4,591      4,591          --         --
Accrued interest payable               355         355         334        334         234        234

NOTE 16 - NEWMIL BANCORP, INC. (parent company only) FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of NewMil Bancorp, Inc. are presented as follows:

Balance Sheets                                       December 31,     June 30,
(in thousands)                                     2001      2000       2000
------------------------------------------------------------------------------
Assets
Due from bank                                     $   162   $   255   $   497
Investment in NewMil Bank                          52,026    47,753    33,081
Other assets                                            2         2       815
------------------------------------------------------------------------------
     Total Assets                                 $52,190   $48,010   $34,393
==============================================================================
Liabilities and Shareholders' Equity
Liabilities                                       $ 1,596   $   493   $    68
Shareholders' equity                               50,594    47,517    34,325
------------------------------------------------------------------------------
     Total Liabilities and Shareholders' Equity   $52,190   $48,010   $34,393
==============================================================================

                                               Year ended    Six months ended     Years ended
Statements of Income                          December 31,     December 31,         June 30,
(in thousands)                                    2001             2000          2000     1999
-----------------------------------------------------------------------------------------------
Fee income                                       $   --           $   --        $   --   $  100
Dividends from subsidiary                         5,468              759         2,904    3,682
Expenses                                            186              119           148      175
-----------------------------------------------------------------------------------------------
Income before taxes and undistributed
     net income of subsidiary                     5,282              640         2,756    3,607
Income tax benefit                                   --               --            --       --
-----------------------------------------------------------------------------------------------
Income before equity in undistributed
     net income of subsidiary                     5,282              640         2,756    3,607
Equity in undistributed (equity distributed
     in excess of) net income of subsidiary         344            1,366         1,259     (575)
-----------------------------------------------------------------------------------------------
Net income                                       $5,626           $2,006        $4,015   $3,032
===============================================================================================

                                                    Year ended    Six months ended      Years ended
Statements of Cash Flows                           December 31,     December 31,          June 30,
(in thousands)                                         2001             2000          2000      1999
------------------------------------------------------------------------------------------------------
Net income                                           $ 5,626          $ 2,006        $ 4,015   $ 3,032
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Equity in undistributed (equity distributed
       in excess of) net income of subsidiary           (344)          (1,366)        (1,259)      575
     Other                                               (19)             146              7        26
------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities         5,263              786          2,763     3,633
------------------------------------------------------------------------------------------------------
Financing Activities:
   Cash dividends paid                                (1,968)            (758)        (1,453)   (1,328)
   Proceeds from Common Stock reissued                   168               --             --        --
   Common Stock repurchased                           (3,689)            (343)        (1,514)   (2,110)
   Proceeds from exercise of stock options               133               73            372        59
------------------------------------------------------------------------------------------------------
     Net cash used by financing activities            (5,356)          (1,028)        (2,595)   (3,379)
------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents         (93)            (242)           168       254
Cash and cash equivalents, beginning of period           255              497            329        75
------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period             $   162          $   255        $   497   $   329
======================================================================================================

NOTE 17 - SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2001 and 2000 is as follows (in thousands except ratios and per share amounts):

                                                Year ended December 31, 2001
                                         March 31,   June 30,   Sept 30,   Dec 31,
-----------------------------------------------------------------------------------
Statement of Income
Interest and dividend income             $  9,349    $  9,360   $  9,428   $  9,511
Interest expense                            4,501       4,257      4,112      3,761
Net interest income                         4,848       5,103      5,316      5,750
Provision for loan losses                      --          --         --         --
Non-interest income:
    Gains on sales of loans, net               41         131        116        100
    Gain on sale of OREO                       --          --         --         --
    Service fees and other                    643         658        692        677
Non-interest expense                        3,430       3,665      3,826      4,369
Income before income taxes                  2,102       2,227      2,298      2,158
Income tax provision                          757         799        822        781
Net income                                  1,345       1,428      1,476      1,377

Financial Condition
Total assets                             $535,821    $567,725   $600,197   $607,026
Loans, net                                334,432     344,119    344,590    340,368
Allowance for loan losses                   5,454       5,476      5,496      5,502
Securities                                151,382     164,330    213,119    212,408
Deposits                                  460,282     470,058    467,790    476,116
Borrowings                                 19,556      43,513     74,982     73,323
Shareholders' equity                       48,333      48,552     51,192     50,594
Non-performing assets                       1,536       1,735      1,810      1,861

Per Share Data
Earnings, diluted                        $   0.29    $   0.31   $   0.32   $   0.30
Cash dividends                               0.11        0.11       0.11       0.11
Book value                                  10.73       10.81      11.59      11.52
Market price: (a)
    High                                   13.313      11.250     11.875     11.250
    Low                                    10.000       9.844     10.000      9.625

Statistical Data
Net interest margin                          3.99%       4.01%      4.04%      4.13%
Efficiency ratio                            62.00       62.20      62.48      66.94
Return on average assets                     1.04        1.05       1.04       0.92
Return on average shareholders' equity      11.25       11.82      12.04      10.64
Weighted average equivalent
    shares outstanding, diluted             4,707       4,643      4,645      4,591

(a) The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Selected Quarterly Consolidated Financial Data (unaudited) continued:

                                                Year ended December 31, 2000
                                         March 31,   June 30,   Sept 30,   Dec 31,
-----------------------------------------------------------------------------------
Statement of Income
Interest and dividend income             $  6,304    $  6,865   $  7,149   $  8,560
Interest expense                            2,761       3,206      3,541      4,260
Net interest income                         3,543       3,659      3,608      4,300
Provision for loan losses                      --          25         --       (416)
Non-interest income:
    Gains on sales of loans, net               30          33         48         45
    Gain on sale of OREO                       --          23         39         --
    Service fees and other                    411         454        476        576
Non-interest expense                        2,408       2,493      2,613      3,770
Income before income taxes                  1,576       1,651      1,558      1,567
Income tax provision                          553         563        518        601
Net income                                  1,023       1,088      1,040        966

Financial Condition
Total assets                             $383,719    $392,572   $406,774   $523,578
Loans, net                                216,055     223,734    229,050    332,544
Allowance for loan losses                   4,983       4,978      4,982      5,518
Securities                                139,919     144,307    141,553    140,398
Deposits                                  307,021     319,626    331,083    437,793
Borrowings                                 34,800      35,750     33,245     27,500
Shareholders' equity                       33,305      34,325     35,877     47,517
Non-performing assets                       1,569       1,218        928      1,741

Per Share Data
Earnings, diluted                        $   0.27    $   0.29   $   0.28   $   0.22
Cash dividends                               0.10        0.10       0.10       0.11
Book value                                   9.23        9.52       9.95      10.35
Market price: (a)
    High                                   13.313      11.250     11.875     11.250
    Low                                    10.000       9.844     10.000      9.625

Statistical Data
Net interest margin                          4.11%       3.96%      3.82%      3.90%
Efficiency ratio                            60.44       59.80      62.65      76.61
Return on average assets                     1.15        1.14       1.06       0.83
Return on average shareholders' equity      12.40       13.09      11.97       9.25
Weighted average equivalent
    shares outstanding, diluted             3,792       3,756      3,761      4,310

NewMil Bancorp, Inc.'s Common Stock, par value $.50 per share ("Common Stock") trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: NMIL. As of March 8, 2002, there were 1,549 shareholders of record of NewMil's Common Stock.

(a) The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosures between NewMil and its independent accountants for which a Form 8-K was required to be filed during the year ended December 31, 2001 or for the period from December 31, 2001 to the date hereof.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears on pages 5 through 7 of NewMil's Proxy Statement dated March 22, 2002 for the 2002 Annual Meeting of Shareholders, under the captions "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof. In addition, the following information is provided.

Additional Executive Officers
-----------------------------

                                    Position with
Name                    Age          NewMil Bank              Officer Since
-------------------     ---     ---------------------         -------------
John A. Baker           53      Senior Vice President              1998
Thomas W. Grant III     65      Senior Vice President              1994
William D. Starbuck     55      Senior Vice President              1992

Item 11. EXECUTIVE COMPENSATION

The information required by this item appears on pages 8 through 14 of NewMil's Proxy Statement dated March 22, 2002 for the 2002 Annual Meeting of Shareholders, under the captions: "Executive Compensation"; "Employee Benefit Plans"; "Report of the Board on Executive Compensation"; and "Performance Graph". Such information is incorporated herein by reference and made a part hereof.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears on pages 5 through 7 of NewMil's Proxy Statement dated March 22, 2002 for the 2002 Annual Meeting of Shareholders, under the caption "Nominees for Election for a Three Year Term" and "Directors Continuing in Office". Such information is incorporated herein by reference and made a part hereof.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears on page 14 of NewMil's Proxy Statement dated March 22, 2002 for the 2002 Annual Meeting of Shareholders, under the caption "Transactions with Management and Others". Such information is incorporated herein by reference and made a part hereof.

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

     Exhibit No.                         Description

     3.1           Certificate of Incorporation of NewMil.

     3.1.1         Amendment to Certificate of Incorporation of NewMil increasing authorized shares of common stock from 6,000,000 to 20,000,000.

     3.2           Bylaws of NewMil.

     4.1           Instruments Defining Rights of Security Holders (Included in Exhibits 3.1 and 3.2)

     10.1          Rights  Agreement  between  NewMil  Bancorp,  Inc.  and  American  Stock  Transfer and Trust
                   Company as Rights Agent dated as of July 19, 1994 concerning  NewMil  Bancorp's  shareholder rights plan of same.

     10.2          Employment agreement with its President and CEO, Francis J. Wiatr, dated January 23, 2002.

     10.3          Dividend reinvestment plan for NewMil Bancorp's  shareholders  (incorporated by reference to the Registrant's 1996 Form 10-K).

     10.4          Change in control  agreements  between NewMil Bank and management  (Messrs.  Grant,  McMahon and Shannon; Ms. Farrell) (incorporated by reference to the Registrant's 1996 Form 10-K).

     10.5          The Second Amended and Restated 1986 Stock Option and Incentive Plan for Officers and
                   Key Employees (incorporated by reference to the Registrant's S-8 POS dates
                   January 25, 2001).

     10.6          The Third  Amended and  Restated  1992 Stock  Option Plan for  Outside  Directors  of NewMil
                   Bancorp,  Inc.  (incorporated  by reference to the  Registrant's  S-8 POS dates  January 25,
                   2001).

     10.7          Employment  agreement  between  NewMil Bank and Senior Vice  President,  William D.  Starbuck
                   dated as of November 10, 2000.

     10.8          Form of Director Group Term Carve-Out Split Dollar Life Insurance Agreement.

     10.9          Form of Executive Officer Group Term Carve-Out Split Dollar Life Insurance Agreement.

     10.10         Salary Continuation and Split Dollar Agreement with Francis J. Wiatr.

     11.1          Statement regarding Computation of Net Income Per Common Share.

     21.1          Subsidiaries of the Registrant.

     23.0          Consent of PricewaterhouseCoopers LLP.

     99.1          Proxy  Statement  dated  March 22,  2002 for the 2002  Annual  Meeting of  Shareholders, of NewMil
                   Bancorp,  Inc.  (incorporated  by reference  to the  Registrant's  definitive  Proxy
                   Statement for the Annual Meeting of Shareholders' scheduled for April 26, 2002).

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

NEWMIL BANCORP, INC.


/s/ Francis J. Wiatr
--------------------
Francis J. Wiatr
Chairman of the Board, President
and Chief Executive Officer
March 20, 2002

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.


/s/ Herbert E. Bullock
----------------------
Herbert E. Bullock
Director
March 20, 2002


/s/ Joseph Carlson II
---------------------
Joseph Carlson II
Director
March 20, 2002


/s/ Kevin L. Dumas
------------------
Kevin L. Dumas
Director
March 20, 2002


/s/ Paul N. Jaber
-----------------
Paul N. Jaber
Director
March 20, 2002


/s/ Laurie G. Gonthier
----------------------
Laurie G. Gonthier
Director
March 20, 2002


/s/ Robert J. McCarthy
----------------------
Robert J. McCarthy
Director
March 20, 2002


/s/ John J. Otto
----------------
John J. Otto
Director
March 20, 2002


/s/ Betty F. Pacocha
--------------------
Betty F. Pacocha
Director and Secretary
March 20, 2002


/s/ Suzanne L. Powers
---------------------
Suzanne L. Powers
Director
March 20, 2002


/s/ Anthony M. Rizzo, Sr.
-------------------------
Anthony M. Rizzo, Sr.
Director
March 20, 2002


/s/ Francis J. Wiatr
--------------------
Francis J. Wiatr
Chairman of the Board, President
and Chief Executive Officer
March 20, 2002


/s/ Mary C. Williams
--------------------
Mary C. Williams
Director
March 20, 2002


/s/ B. Ian McMahon
------------------
B. Ian McMahon
Chief Financial Officer
and Chief Accounting Officer
March 20, 2002