Form 10-Q
period 2002-03-31
NEWMIL BANCORP INC
filed 2002-05-14
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002


   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                       Commission file number 0-16455


                            NEWMIL BANCORP, INC.
         (Exact name of registrant as specified in its charter)

                    Delaware                        06-1186389
         (State or other jurisdiction           (I.R.S. Employer
        of incorporation or organization)       Identification No.)

     19 Main Street, P.O. Box 600, New Milford, CT        06776
      (Address of principal executive offices)          (Zip code)

                                (860) 355-7600
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The number of shares of Common Stock outstanding as of March 31, 2002, is 4,382,242.







                              TABLE OF CONTENTS



            PART I FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of March 31, 2002 and
            December 31, 2001

            Consolidated Statements of Income for the three months ended March 31, 2002 and March 31, 2001

            Consolidated Statements of Changes in Shareholders'
            Equity for the three months ended March 31, 2002
            and March 31, 2001

            Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001

            Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure of Market Risk


            PART II OTHER INFORMATION

Item 1.     Legal Proceedings

Item 4.     Submission of Matters to Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K















NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                              March 31,   December 31,
(dollars in thousands)                          2002         2001
                                                ----         ----
ASSETS
Cash and due from banks                         $ 24,477     $ 21,579
Federal funds sold                                11,447        4,615
                                                --------     --------
Total cash and cash equivalents                   35,924       26,194
Securities
 Available-for-sale at market                    186,669      181,623
 Held-to-maturity at amortized cost
  (fair value: $28,387 and $31,087)               28,116       30,785
Loans (net of allowance for loan
 losses: $5,488 and $5,502)                      331,732      340,368
Other real estate owned                              116          116
Bank premises and equipment, net                   6,025        6,092
Accrued interest income                            3,760        3,870
Intangible assets (net of accumulated
 amortization: $809 and $737)                      9,233        9,305
Deferred tax asset, net                               -           619
Other assets                                      12,091        8,054
                                                --------     --------
   Total Assets                                 $613,666     $607,026
                                                ========     ========
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                  $ 38,554     $ 39,898
 NOW accounts                                     67,892       63,415
 Money market                                    132,001      120,888
 Savings and other                                73,179       70,001
 Certificates of deposit                         183,716      181,914
                                                --------     --------
   Total deposits                                495,342      476,116
Federal Home Loan Bank advances                   51,049       67,540
Repurchase agreements                              9,482        5,783
Accrued interest and other liabilities             7,179        6,993
                                                --------     --------
   Total Liabilities                             563,052      556,432
                                                --------     --------
Commitments and contingencies                         -            -
Shareholders' Equity
 Common stock - $.50 per share par value
  Authorized: 20,000,000
  Shares issued: 5,990,138                         2,995        2,995
 Paid-in capital                                  42,478       42,568
 Retained earnings                                19,275       18,105
 Accumulated other comprehensive income, net       2,139        2,921
  Treasury stock, at cost: 1,607,896 and
   1,599,578 shares                              (16,273)     (15,995)
                                                --------     --------
   Total Shareholders' Equity                     50,614       50,594

                                                --------     --------
   Total Liabilities and Shareholders' Equity   $613,666     $607,026
                                                ========     ========


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

                                                 Three months ended
                                                      March 31,
                                                  2002        2001
                                                  ----        ----
Interest and dividend income
Interest and fees on loans                        $ 6,256    $ 6,883
Interest and dividends on securities                3,144      2,394
Interest on federal funds sold                         44         72
                                                  -------    -------
  Total interest and dividend income                9,444      9,349
                                                  -------    -------
Interest expense
Deposits                                            2,829      4,090
Borrowed funds                                        606        411
                                                  -------    -------
  Total interest expense                            3,435      4,501
                                                  -------    -------
Net interest and dividend income                    6,009      4,848
Provision for loan losses                              -          -
                                                  -------    -------
Net interest and dividend income
  after provision for loan losses                   6,009      4,848
                                                  -------    -------
Non-interest income
Service charges on deposit accounts                   537        484
Gains on sales of mortgage loans, net                 161         59
Loan servicing fees                                    18         41
Other                                                 172        100
                                                  -------    -------
  Total non-interest income                           888        684
                                                  -------    -------
Non-interest expense
Salaries & Benefits                                 2,259      1,695
Occupancy                                             369        328
Equipment                                             284        331
Marketing                                             158         74
Postage & telecommunications                          146        123
Printing and office supplies                          130        101
Professional, collections and OREO                    249        149
Service bureau                                         94         83
Amortization of intangibles                            72        163
Other                                                 608        383
                                                  -------    -------
  Total non-interest expense                        4,369      3,430

                                                  -------    -------
Income before income taxes,                         2,528      2,102
Income tax provision                                  811        757
                                                  -------    -------
Net income                                        $ 1,717    $ 1,345
                                                  =======    =======

Per common share
Diluted earnings                                    $0.37      $0.29
Basic earnings                                       0.39       0.30
Cash dividends                                       0.125      0.110



NewMil Bancorp, Inc. and Subsidiary
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
   (unaudited)

                                Common Stock        Paid-in     Retained
(dollars in thousands)        Shares    Amount      capital     earnings
                              ------    ------      -------     --------
Balances at December
 31, 2000                     5,990,138  $2,995     $42,755     $14,447
Net income for period               -       -           -         1,345
Net unrealized gain on
  securities available-for-sale,
  net of taxes                      -       -           -           -
Total comprehensive income
Cash dividends paid                 -       -           -          (504)
Exercise of stock options           -       -           (59)        -
Common stock issued                 -       -           (61)        -
Common stock repurchased            -       -           -           -
Balances at                   ---------  ------     -------     -------
  March 31, 2001              5,990,138  $2,995     $42,635     $15,288
                              =========  ======     =======     =======
Balances at
  December 31, 2001           5,990,138  $2,995     $42,568     $18,105
Net income for year                 -       -           -         1,717
Net unrealized loss on
  securities available-for-sale,
  net of taxes                      -       -           -           -
Total comprehensive income
Cash dividends paid                 -       -           -          (547)
Exercise of stock options           -       -          (185)        -
Tax benefit from exercise of
  non-qualified stock options       -       -            92         -
Common stock issued                 -       -             3         -
Common stock repurchased            -       -           -           -
Balances at                   ---------  ------     -------     -------
  March 31, 2002              5,990,138  $2,995     $42,478     $19,275
                              =========  ======     =======     =======

                                          Accumulated
                                            other           Total
                              Treasury   comprehensive   shareholders
(dollars in thousands)         stock        income          equity
                               -----        ------          ------
Balances at December
 31, 2000                      $(13,435)    $   755         $47,517
Net income for period               -           -             1,345
Net unrealized gain on
  securities available-for-sale,
  net of taxes                      -         1,181           1,181
                                                            -------
Total comprehensive income                                    2,526
                                                            -------
Cash dividends paid                 -           -              (504)
Exercise of stock options            82         -                23
Common stock issued                 850         -               789
Common stock repurchased         (2,018)        -            (2,018)
Balances at                    --------     -------         -------
  March 31, 2001               $(14,521)    $ 1,936         $48,333
                               ========     =======         =======
Balances at
  December 31, 2001            $(15,995)    $ 2,921         $50,594
Net income for year                 -           -             1,717
Net unrealized loss on
  securities available-for-sale,
  net of taxes                      -          (782)           (782)
                                                            -------
Total comprehensive income                                      935
                                                            -------
Cash dividends paid                 -           -              (547)
Exercise of stock options           256         -                71
Tax benefit from exercise of
  non-qualified stock options       -           -                92
Common stock issued                  41         -                44
Common stock repurchased           (575)        -              (575)
Balances at                    --------     -------         -------
  March 31, 2002               $(16,273)    $ 2,139         $50,614
                               ========     =======         =======


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)                                     Three months ended,
(in thousands)                                  2002           2001
Operating Activities                            ----           ----
  Net income                                    $ 1,717        $ 1,345
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Provision for loan losses                      -              -
     Provision for depreciation and amortization    208           232
     Amortization of intangible assets               72           163
     Amortization and accretion of securities
       premiums and discounts, net                  213           (28)
     Gains on sales of loans, net                  (161)          (59)
     Loans originated for sale                   (9,421)       (3,285)
     Proceeds from sales of loans                 9,582         3,344
     Tax benefit from exercise of
       non-qualified stock options                   92           -
     Deferred income (benefit) tax provision        (49)           42
     Decrease in accrued interest income             97            16
     Increase in accrued interest expense
       and other liabilities                        187         1,472
     Increase in other assets, net               (2,953)         (416)
                                                -------       -------
          Net cash (used) provided by
            operating activities                   (416)        2,826
                                                -------       -------
Investing Activities
  Purchases of securities available-for-sale       (105)       (9,545)
  Purchases of mortgage backed securities
    available-for-sale                          (15,211)       (3,307)
  Proceeds from maturities and principal
    repayments of securities                      1,303           275
  Principal collected on mortgage backed
    securities                                   10,237         3,410
  Loan repayments (advances), net                 8,636        (1,829)
  Purchases of Bank premises and equipment, net    (141)          (43)
                                                -------       -------
         Net cash provided (used) by
           investing activities                   4,719       (11,039)
                                                -------       -------
Financing Activities
  Net increase in deposits                       19,226        22,490
  Net increase in repurchase agreements           3,699         1,465
  FHLB (repayments), net                        (16,491)      (14,000)
  Common Stock repurchased                         (575)       (2,018)
  Proceeds from Common Stock reissued                44           789
  Cash dividends paid                              (547)         (504)
  Proceeds from exercise of stock options            71            23
                                                -------       -------
          Net cash provided by financing
            activities                            5,427         8,245
                                                -------       -------
          Increase in cash and cash
            equivalents                           9,730            32
Cash and federal funds sold, beginning
  of period                                      26,194        27,813
                                                -------       -------
Cash and federal funds sold, end of period      $35,924       $27,845
                                                =======       =======
Cash paid during period
  Interest to depositors                        $ 2,822       $ 3,834
  Interest on borrowings                            593           378
  Income taxes                                       50           560
Non-cash transfers
  From OREO to Loans                                -              59



                   NEWMIL BANCORP, INC. and SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. ("NewMil") include those of NewMil and its wholly-owned subsidiary, NewMil Bank (the "Bank"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of NewMil and the statements of income and shareholder's equity and cash flows for the interim periods presented.

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

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS142") which became effective July 1, 2001 and January 1, 2002, respectively for NewMil. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, has been discontinued upon adoption of this standard. All goodwill and intangible assets have been tested for impairment in accordance with the provisions of the Statement. Upon adoption of SFAS 141 and 142, NewMil had determined that it did not have to amortize approximately $82,000 each quarter for goodwill and did not have to record any impairment charges.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2001.


NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

                                       Gross        Gross
                        Estimated    unrealized   unrealized  Amortized
(in thousands)          fair value     gains        losses      cost
                        ----------     -----        ------      ----
March 31, 2002
U.S. Government Agency
 notes After 1 but
 within 5 years         $ 20,905       $  464       $ 53      $  20,494
Corporate Bonds
 After 1 but within
 5 years                  38,325        1,533          1         36,793
Mortgage backed
 securities              108,862        1,618        340        107,584
Collateralized mortgage
 obligations              14,723          105          5         14,623
                        --------       ------       ----       --------
  Total debt securities  182,815        3,720        399        179,494
FHLB capital stock
 and other                 3,854            2        -            3,852
 Total securities       --------       ------       ----       --------
  available-for-sale    $186,669       $3,722       $399       $183,346
                        ========       ======       ====       ========
December 31, 2001
U.S. Government Agency
 notes After 1 but
 within 5 years         $ 21,151       $  606       $-         $ 20,545
Corporate Bonds
 After 1 but within
 5 years                  38,803        2,009          1         36,795
Mortgage backed
 securities              102,407        1,670         28        100,765
Collateralized mortgage
 obligations              15,513          260        -           15,253
                        --------       ------       ----       --------
  Total debt securities  177,874        4,545         29        173,358
FHLB capital stock
 and other                 3,749            1        -            3,748
 Total securities       --------       ------       ----       --------
 available-for-sale     $181,623       $4,546       $ 29       $177,106
                        ========       ======       ====       ========

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

                          Gross        Gross
                        Amortized    unrealized  unrealized   Estimated
(in thousands)           cost (a)       gains      losses    fair value
                         --------       -----      ------    ----------
March 31, 2002
Municipal bonds
 After 1 but within
 5 years                 $   500       $ -          $ -         $  500
 After 10 years           10,534           1          323       10,212
Mortgage backed
 securities               12,467         479          -         12,946
Collateralized mortgage
 obligations               4,615         114          -          4,729
 Total securities        -------       -----        -----      -------
 held-to-maturity        $28,116       $ 594        $ 323      $28,387
                         =======       =====        =====      =======
December 31, 2001
Municipal bonds
 After 1 but within
 5 years                 $   500       $   5        $-         $   505
 After 10 years           10,536         -           370        10,166
Mortgage backed
 securities               14,385         534         -          14,919
Collateralized mortgage
 obligations               5,364         133         -           5,497
 Total securities        -------        ----        ----       -------
 held-to-maturity        $30,785        $672        $370       $31,087
                         =======        ====        ====       =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

At March 31, 2002 securities with a carrying value and market value of $2,369,000 and $2,423,000, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $17,843,000 and $17,860,000, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $8,055,000 and $8,364,000, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.


NOTE 3 - LOANS
The composition of the loan portfolio is as follows:

                                          March 31,    December 31,
(in thousands)                              2002          2001
                                            ----          ----
Real estate mortgages
  1-to-4 family residential                 $175,812      $180,513
  5-or-more family residential                13,591        14,649
  Commercial                                  80,993        78,091
  Land & land development                      2,533         2,997
  Home equity credit                          32,446        32,580
Commercial & industrial                       29,061        34,254
Installment & other                            3,148         3,089
                                            --------      --------
  Total loans, gross                         337,584       346,173
Deferred loan origination fees
   & purchase premium, net                      (364)         (303)
Allowance for loan losses                     (5,488)       (5,502)
                                            --------      --------
  Total loans, net                          $331,732      $340,368
                                            ========      ========
Impaired loans
                                              March 31,    December 31,
(in thousands)                                  2002          2001
                                                ----          ----
With no valuation allowance                     $657          $696
With valuation allowance                          72            77
                                                ----          ----
  Total impaired loans                          $729          $773
                                                ----          ----
Valuation allowance                              100           100


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



Changes in the allowance for loan losses during the three month periods ended March 31, are as follows:

                                               March 31,
(in thousands)                              2002      2001
                                            ----      ----
Balance, beginning of period                $5,502    $5,518
Provision for losses                           -         -
Charge-offs                                    (22)      (69)
Recoveries                                       8         5

                                            ------    ------
Balance, end of period                      $5,488    $5,454
                                            ======    ======


NOTE 4 - NON-PERFORMING ASSETS
The components of non-performing assets are as follows:

                                             March 31,    December 31,
(in thousands)                                  2002          2001
                                                ----          ----
Non-accrual loans                               $  901        $  985
Accruing loans past due 90 days or more            483           760
Accruing troubled debt restructured loans          -             -
                                                ------        ------
 Total non-performing loans                      1,384         1,745
Real estate acquired in settlement of loans        116           116
                                                ------        ------
 Total non-performing assets                    $1,500        $1,861
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

                                               Three months ended
                                                    March 31,
(in thousands)                                  2002        2001
                                                ----        ----
Basic                                           4,382       4,553
Effect of dilutive stock options                  215         154
                                                -----       -----
Diluted                                         4,597       4,707
                                                =====       =====


NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                               Three months ended
                                                    March 31,
(in thousands)                                  2002        2001
                                                ----        ----
Comprehensive income
 Net income                                     $1,717      $1,345
Net unrealized (losses) gains on
   securities during period                       (782)      1,181
                                                ------      ------
Comprehensive income                            $  935      $2,526
                                                ======      ======


The components of other comprehensive income, and related tax effects are as follows:

(in thousands)                         Before      Tax      Net of
                                        tax     (expense)    tax
                                       amount    benefit    amount
                                       ------    -------    ------
Three months ended March 31, 2002
Net unrealized (losses) gains  on securities
  available-for-sale arising
  during the period                    $(1,194)  $ 406      $(788)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                   9      (3)         6
Net unrealized (losses) gains on       -------   -----      -----
  securities during period             $(1,185)  $ 403      $(782)
                                       =======   =====      =====
Three months ended March 31, 2001
Net unrealized gains on securities
  available-for-sale arising
  during the period                    $ 1,791   $(609)     $1,182
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                  (1)    -            (1)
Net unrealized gains on                -------   -----      ------
  securities during period             $ 1,790   $(609)     $1,181
                                       =======   =====      ======

NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

                                               Three months ended
                                                    March 31,
(in thousands)                                  2002      2001
                                                ----      ----
Current provision
 Federal                                        $860      $715
 State                                           -         -
                                                  --       ---
   Total                                         860       715
                                                  --       ---
Deferred provision
 Federal                                         (49)       42
 State                                           -         -
                                                  --       ---
   Total                                         (49)       42
                                                  --       ---
Income tax provision                             811       757
                                                 ===       ===

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a "passive investment company".
In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the three month periods ended March 31, 2002 and 2001 are 32.08% and 35.8%, respectively, and reflect the full impact of the Connecticut legislation.


NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
--------------------

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at March 31, 2002 are as follows:

                                    NewMil      Bank
                                    ------      ----
     Leverage ratio                   6.61%     6.53%
     Tier I risk-based ratio         11.21     11.08
     Total risk-based ratio          12.46     12.34

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



NewMil Bancorp, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of NewMil and its subsidiary should be read in conjunction with NewMil's Annual Report on Form 10-K for the period ended December 31, 2001.


BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for NewMil Bank ("Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. NewMil's principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and conducts its business from eighteen full-service offices in Connecticut's Litchfield, Fairfield and New Haven Counties and one special needs office in New Haven County. NewMil and the Bank were formed in 1987 and 1858, respectively.

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


RESULTS OF OPERATIONS
For the three month periods ended March 31, 2002 and 2001

Overview
--------

NewMil earned net income of $1,717,000, or 37 cents per share (diluted), for the quarter ended March 31, 2002 as compared with $1,345,000, or 29 cents per share (diluted), for the quarter ended March 31, 2001. The increase is attributable to a widening in the net interest margin and higher non-interest income, offset by higher operating expenses.

Analysis of net interest and dividend income
--------------------------------------------

Net Interest and dividend income increased $1,161,000, or 23.9%, for the quarter ended March 31, 2002 as compared with the prior year period. This increase resulted from a $73.2 million increase in average earning assets, and by a 31 basis point increase in the net interest margin. Also contributing during the period was $192,000 of interest recaptured from a former non-performing loan. The increase in earning assets is due to internal growth. The increase in the net interest margin to 4.30% from 3.99%, is due mostly to a significant decrease in the cost of funds, resulting from lower market interest rates, steepening in the yield curve and its impact on asset/liability repricing during 2002 as compared with 2001 and to changes in balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended March 31,
                                Average Balance        Income/Expense
(dollars in thousands)          2002       2001        2002      2001
                                ----       ----        ----      ----
Loans(a)                        $338,929   $336,003    $6,256    $6,883
Mortgage backed securities (b)   118,056     85,695     1,825     1,438
Other securities (b)(c)          102,557     64,617     1,363     1,028
                                --------   --------    ------    ------
   Total earning assets          559,542    486,315     9,444     9,349
Other assets                      45,711     32,995    ------    ------
                                --------   --------
   Total assets                 $605,253   $519,310
                                ========   ========

NOW accounts                    $ 62,644    $50,454      1539       141
Money market accounts            126,091    112,442       650     1,087
Savings & other                   70,707     64,561       308       401
Certificates of deposit          183,038    176,112     1,718     2,461
                                --------   --------    ------    ------
   Total interest-bearing
     deposits                    442,480    403,569     2,829     4,090
Borrowings                        65,684     29,067       606       411
                                --------   --------    ------    ------
   Total interest-bearing funds  508,164    432,636     3,435     4,501
Demand deposits                   38,836     34,095    ------    ------
Other liabilities                  7,014      4,772
Shareholders' equity              51,239     47,807
Total liabilities &             --------   --------
 shareholders' equity           $605,253   $519,310
                                ========   ========
Net interest income                                   $ 6,009   $ 4,848
                                                      =======   =======
Spread on interest-bearing funds
Net interest margin(d)

Three months ended March 31,           Average Yield/Rate
(dollars in thousands)                 2002          2001
                                       ----          ----
Loans(a)                               7.38%         8.19%
Mortgage backed securities (b)         6.18          6.71
Other securities (b)(c)                5.31          6.36
   Total earning assets                6.75          7.69
Other assets
   Total assets

NOW accounts                           0.98          1.12
Money market accounts                  2.06          3.87
Savings & other                        1.74          2.48
Certificates of deposit                3.75          5.59
   Total interest-bearing deposits     2.56          4.05
Borrowings                             3.69          5.66
   Total interest-bearing funds        2.70          4.16
Demand deposits
Other liabilities
Shareholders' equity
Total liabilities &
 shareholders' equity
Net interest income
Spread on interest-bearing funds       4.05          3.53
Net interest margin(d)                 4.30          3.99

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume and rate.

Three months ended March 31,                2002 versus 2001
(in thousands)                          Change in interest due to
                                Volume   Rate    Volume/rate      Net
                                ------   ----    -----------      ---
Interest-earning assets:
  Loans                         $ 60     $ (681)   $  (6)      $ (627)
  Mortgage backed securities     543       (114)     (42)         387
  Other securities               603       (169)     (99)         335
                               -----     ------    -----       ------
   Total                       1,206       (964)    (147)          95
                               -----     ------    -----       ------
Interest-bearing liabilities:

  Deposits                       395     (1,511)    (146)      (1,262)
  Borrowings                     517       (142)    (179)         196
                               -----     ------    -----       ------
   Total                         912     (1,653)    (325)      (1,066)
                               -----     ------    -----       ------
Net change to interest income  $ 294     $  689    $ 178       $1,161
                               =====     ======    =====       ======


Interest income
---------------

Total interest and dividend income increased $95,000 or 1.0%, for the quarter ended March 31, 2002 as compared with the same period a year ago. Loan income decreased $627,000, or 9.1%, primarily as a result of a lower average yield. Average loans increased $2.9 million, or 0.9%, due to internal growth. The decrease in the average loan yield, down 81 basis points, was due to lower market interest rates throughout 2002, and to changes in portfolio mix. Loan income increased for the quarter ended March 31, 2002 included $192,000 of interest recaptured from a former non-performing loan. Investment income increased $722,000, or 29.3%, as a result of higher average volume and lower average yields. Average securities increased $70.3 million, or 46.8%. The decrease in average investment yield, down 78 basis points, was due to lower market rates on new securities added during 2002, and to changes in portfolio mix.

Interest expense
----------------

Interest expense for the quarter ended March 31, 2002 decreased $1,066,000, or 23.7%, as compared with the same period a year ago as a result of a significant decline in the cost of funds, offset in part by deposit growth and higher average borrowings. Deposit expense decreased $1,261,000, or 30.8%, as a result of lower deposit rates and changes in deposit mix. Average interest-bearing deposits increased $38.9 million, or 9.6%. The average cost of interest-bearing deposits decreased 149 basis points. Interest expense on borrowings increased $195,000, or 47.4%, as a result of increased average borrowings, up $36.6 million, offset in-part by a lower borrowing cost, down 195 basis points.

Provision and Allowance for loan losses
---------------------------------------

NewMil made no provision for loan losses during the quarters ending March 31, 2002 and 2001. In recent years the allowance for loan losses has benefited from an improvement in loan quality enabling the Bank to reduce its provision for loan losses while maintaining reserve adequacy. Net charge-offs were $14,000 for the quarter ended March 31, 2002 versus $64,000 in the 2001 period. Net charge-offs remain historically very low. The following table sets forth key ratios for the periods presented.


                                   March 31,  December 31,  March 31,
(in thousands)                       2002       2001          2001
                                     ----       ----          ----
Ratio of allowance for loan losses:
  to non-performing loans            396.5%     315.3%        377.8%
  to total gross loans                 1.6        1.6           1.6
 Ratio of non-performing loans
   to total loans                      0.4        0.5           0.4

During the quarter ended March 31, 2002 non-performing loans declined $361,000, or 20.7%, while gross loans decreased $8.7 million, or 2.5%. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see
"Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at March 31, 2002. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was examined by the FDIC in February 2001 and no additions to the allowance were requested as a result of this examination.

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

Non-interest income
-------------------

The following table details the principal categories of non-interest income.

                                   March 31,
(in thousands)                  2002       2001          Change
                                ----       ----          ------
Service charges on
 deposit accounts               $537       $484      $ 53    11.0%
Gains on sales of mortgage
 loans, net                      161         59       102   172.9
Loan servicing                    18         41       (23)  (56.1)
Increase in cash surrender
 value of bank-owned
 life insurance                   86        -          86   100.0
Other                             86        100       (14)  (14.0)
 Total non-interest income      $888       $684      $204    29.8%
                                ====       ====      ====    =====

The increase in non-interest income for the quarter ended March 31, 2002 as compared to the prior year period results primarily from increases related to gains on sales of residential mortgage loans, increased service fee income and other income. The increases in service charges on deposit accounts are due to the increase in the number of deposit accounts serviced during the 2002 period as compared with the 2001 period, as a result of the internal deposit growth during the period. The increase of $102,000 from gains on sales of residential mortgage loans resulted from higher loan sales volume, $9.4 million in 2002 compared to $3.3 million in 2001. Secondary market loan sales are generally pre-arranged on a loan by loan basis prior to origination and loans are sold with servicing rights released. The decrease in loan servicing fees resulted from the continued reduction of the servicing portfolio as a result of prepayment and refinancing of first mortgages due to the recent decline in mortgage rates. Bank-owned life insurance was acquired in December 2001 and during the quarter ended March 31, 2002.

Operating expenses
------------------

The following table details the principal categories of operating expenses.

                                     March 31,
(in thousands)                    2002       2001          Change
                                  ----       ----          ------
Compensation                      $2,259     $1,695     $564    33.3%
Occupancy                            369        328       41    12.5
Equipment                            284        331      (47)  (14.2)
Professional                         249        149      100    67.1
Postage and telecommunications       146        123       23    18.7
Printing and office supplies         156        101       55    54.5
Marketing                            158         74       84   113.5
Service bureau                        94         83       11    13.3
Amortization of intangible assets     72        163      (91)  (55.8)
Other                                582        383      199    52.0
                                  ------     ------     ----    ----
 Total operating expenses         $4,369     $3,430     $939    27.4%
                                  ======     ======     ====    ====

The increase in compensation expense for the quarter ended March 31, 2002 as compared with the prior year period was due primarily to year-over-year salary increases and accrued bonus increases, as well as increased health care costs, and supplemental retirement plan and pension plan costs (lower pension income). The increase in occupancy expense results primarily from higher property taxes, additional maintenance and repairs on our facilities. The decline of equipment expense is primarily due to lower equipment and software maintenance costs and lower depreciation expenses on computer equipment and software. The increase in professional fees during the period resulted from additional legal and consulting services. The increase in postage and telecommunications is due to account growth and increased postage costs. The increase in printing and office supplies is also due primarily to account growth and increased activity throughout our branch network. Marketing expense increased primarily as a result of increased advertising activities during the current quarter. Service bureau expense has increased as a result of the additional loan and deposit accounts acquired since the March 2001 period. The decline in amortization of intangible assets in the 2002 period relates to the discontinuance of amortization of goodwill as a result of the adoption of SFAS 142 effective January 1, 2002. Changes in other operating expense also reflect the increased costs associated with the internal growth of NewMil.

Income taxes
------------

Net income for the quarter included an income tax provision of $811,000, representing a 32.1% effective rate, as compared with a provision of $757,000 a year ago, representing a 35.8% effective rate. The lower effective tax rate for March 31, 2002 when compared to the prior period was affected by the cessation of the goodwill amortization and related matters.

FINANCIAL CONDITION

During the three month period ended March 31, 2002 total assets grew $6.6 million, or 1.1%, to $613.7 million. This increase was due to deposit growth of $19.2 million, or 4.0%, offset by a decrease in borrowings of $12.8 million, or 17.4%. During the period securities increased $2.4 million, or 1.1%, while net loans decreased $8.6 million, or 2.5%. Non-performing assets declined to $1,500,000, or 0.24% of total assets at March 31, 2002.

Securities
----------

During the period ended March 31, 2002 securities increased $2.4 million, or 1.1%, to $214.8 million at March 31, 2002. During the period NewMil purchased $15.2 million of fixed rate mortgage backed securities.

NewMil's securities portfolio consists of US Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs), and Federal Home Loan Bank and other equity securities. At March 31, 2002, the portfolio had a projected weighted average duration and life of 3.2 years and 4.2 years, respectively, based on median projected prepayment speeds at current interest rates. At March 31, 2002, securities totaling $186.7 million, or 86.9%, were classified as available-for-sale and securities totaling $28.1 million, or 13.1%, were classified as held-to-maturity.

Loans
-----

During the three month period ended March 31, 2002 net loans decreased $8.6 million, or 2.5%. Loan originations and advances totaled $33.3 million, where loan repayments were $41.9 million. In addition NewMil originated and sold in the secondary market $9.4 million during the period. Major classifications of loans are as follows:

                                         March 31,    December 31,
(in thousands)                             2002           2001
Real Estate Mortgages:                     ----           ----
  Residential
   1-to-4 family                           $175,812     $180,513
   5-or-more family                          13,591       14,649
  Commercial                                 80,993       82,422
  Land & land development                     2,533        2,998
  Home equity credit                         32,446       32,580
                                           --------     --------
   Total mortgage loans                     305,375      313,162
Commercial and industrial                    29,061       29,922
Installment and other                         3,148        3,089
                                           --------     --------
  Total loans, gross                        337,584      346,173
Deferred loan origination
  fees and purchase premium, net               (364)        (303)
Allowance for loan losses                    (5,488)      (5,502)
                                           --------     --------
   Total loans, net                        $331,732     $340,368
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

Non-performing assets
---------------------

The composition of non-performing assets is as follows:

                                       March 31,    December 31,
(in thousands)                           2002          2001
                                         ----          ----
Non-accruing loans                       $  901        $  985
Accruing loans past due
  90 days or more                           483           760
Accruing restructured loans                 -             -
                                         ------        ------
   Total non-performing loans             1,384         1,745
OREO, net                                   116           116
                                         ------        ------
   Total non-performing assets           $1,500        $1,861
                                         ======        ======

The level of non-performing assets to total assets declined to 0.24% at March 31, 2002 from 0.31% at December 31, 2001. In addition to non-performing assets, at March 31, 2002 NewMil had $1,015,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

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

Operating activities for the three-month period ended March 31, 2002 utilized net cash of $416,000. Investing activities provided net cash of $4,719,000, principally from securities repayments and maturities and net loan repayments, offset, in part, by securities purchases. Financing activities provided net cash of $5,427,000, principally from increases in deposits and repurchase agreements, offset in part by FHLB repayments, cash dividends paid and treasury stock purchases.

At March 31, 2002, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $87 million, to net deposits and short term unsecured liabilities, was 59.1%, well in excess of NewMil's minimum guideline of 15%. At March 31, 2002, NewMil had outstanding commitments to fund new loan originations of $38.9 million, construction mortgage commitments of $6.9 million and unused lines of credit of $38.4 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

During the three month period ended March 31, 2002 shareholders' equity increased $20,000 to $50,614,000 and book value per share increased $0.03 to $11.55. The increase in shareholders' equity resulted from net income of $1,717,000, or $0.37 per share (diluted), common stock issued of $44,000 and stock option exercise proceeds of $71,000, offset by treasury stock purchases of $575,000, dividend payments of $547,000 and the negative impact from the net decline in the unrealized gains (losses) on securities available-for-sale of $782,000, net of taxes.

Capital requirements
--------------------

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 2002 NewMil's tier 1 leverage capital ratio was 6.61% and its tier 1 and total risk-based capital ratios were 11.21% and 12.46%, respectively. At March 31, 2002 the Bank's tier 1 leverage capital ratio was 6.53% and its tier 1 and total risk-based capital ratios were 11.08% and 12.34%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders' meeting was held on April 26, 2002. The following matters were considered and voted on, as certified by the election officer at the annual meeting:

                                 Votes            Votes     Votes
                                  For            Against   Withheld
                                 -----           -------   --------
Director Election
Joseph Carlson II                3,776,371          -         -
 for 3 year term

Director Election
Betty F. Pacocha                 3,776,271          -         -
 for 3 year term

Director Election
Anthony M. Rizzo, Sr.            3,822,706          -         -
 for 3 year term

Director Election
Mary C. Williams                 3,825,371          -         -
 for 3 year term

Ratification of
 PricewaterhouseCoopers LLP
 as auditors                     3,782,002      60,197    11,412

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

                            NEWMIL BANCORP, INC.



May 13, 2002                By:    /s/ Francis J. Wiatr
                               -------------------------
                                     Francis J. Wiatr,
                            Its:     Chairman, President and CEO



May 13, 2002                By:    /s/ B. Ian McMahon
                               -------------------------
                                     B. Ian McMahon,
                            Its:     Chief Financial Officer