Form 10-Q
period 2002-06-30
NEWMIL BANCORP INC
filed 2002-08-14
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

 [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [ x ] No [   ]

The number of shares of Common Stock outstanding as of June 30, 2002, is 4,341,341.

                          TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

  Item 1.  Financial Statements:

  Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

  Consolidated Statements of Income for the three month and six month periods ended June 30, 2002 and June 30, 2001

  Consolidated Statements of Changes in Shareholders' Equity for the six month periods ended June 30, 2002 and June 30, 2001

  Consolidated Statements of Cash Flows for the six month periods ended June 30, 2002 and June 30, 2001

  Notes to Consolidated Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Item 3. Quantitative and Qualitative Disclosures about Market Risk


PART II Other Information

  Item 1.  Legal Proceedings

  Item 4.  Submission of matters to a vote of security holders

  Item 5.  Other information

  Item 6.  Exhibits and Reports on Form 8-K


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                 June 30,   December 31,
(dollars in thousands)                             2002         2001
                                                   ----         ----
ASSETS
Cash and due from banks                        $  21,848     $  21,579
Federal funds sold                                26,674         4,615
                                               ---------     ---------
Total cash and cash equivalents                   48,522        26,194
Securities
 Available-for-sale at market                    201,256       181,623
 Held-to-maturity at amortized cost
   (fair value: $27,485 and $31,087)              26,667        30,785
Loans (net of allowance for loan
   losses: $5,507 and $5,502)                    341,738       340,368
Other real estate owned                              173           116
Bank premises and equipment, net                   6,133         6,092
Accrued interest income                            4,012         3,870
Intangible assets (net of accumulated
 amortization: $880 and $737)                      9,161         9,305
Deferred tax asset, net                              -             619
Other assets                                      12,030         8,054
                                                --------      --------
    Total Assets                                $649,692      $607,026
                                                ========      ========

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                  $ 45,301      $ 39,898
 NOW accounts                                     74,993        63,415
 Money market                                    138,351       120,888
 Savings and other                                75,801        70,001
 Certificates of deposit                         196,979       181,914
                                                --------      --------
    Total deposits                               531,425       476,116
Federal Home Loan Bank advances                   49,089        67,540
Repurchase agreements                              6,580         5,783
Accrued interest and other liabilities             9,311         6,993
                                                --------      --------
    Total Liabilities                            596,405       556,432
                                                --------      --------
Commitments and contingencies                         -            -
                                                --------      --------
Shareholders' Equity
 Common stock - $.50 per share par value
   Authorized: 20,000,000
   Shares issued: 5,990,138                        2,995         2,995
 Paid-in capital                                  42,434        42,568
 Retained earnings                                20,496        18,105
 Accumulated other comprehensive income, net       4,651         2,921
   Treasury stock, at cost: 1,648,797 and
    1,599,578 shares                             (17,289)      (15,995)
                                                --------      --------
    Total Shareholders' Equity                    53,287        50,594
                                                --------      --------
    Total Liabilities and Shareholders' Equity  $649,692      $607,026
                                                ========      ========

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

                                  Three months ended   Six months ended
                                         June 30,           June 30,
                                      2002      2001     2002      2001
                                      ----      ----     ----      ----
Interest and dividend income
Interest and fees on loans          $5,947    $6,777  $12,203   $13,660
Interest and dividends on
   securities                        3,139     2,535    6,283     4,929
Interest on federal funds sold          86        48      130       121
                                    ------    ------  -------   -------
   Total interest and dividend
      income                         9,172     9,360   18,616    18,710
                                    ------    ------  -------   -------
Interest expense
Deposits                             2,874     3,882    5,703     7,973
Borrowed funds                         582       375    1,188       785
                                    ------    ------  -------   -------
   Total interest expense            3,456     4,257    6,891     8,758
                                    ------    ------  -------   -------
Net interest and dividend income     5,716     5,103   11,725     9,952
Provision for loan losses              -         -        -         -
                                    ------    ------  -------   -------
Net interest and dividend income
   after provision for loan losses   5,716     5,103   11,725     9,952
                                    ------    ------  -------   -------
Non-interest income
Service charges on deposit accounts    589      515     1,147       999
Gains on sales of mortgage loans, net             57      131       218
         190
Loan servicing fees                     17        38       35        79
Other                                  213       105      364       204
                                    ------    ------  -------   -------
   Total non-interest income           876       789    1,764     1,472
                                    ------    ------  -------   -------
Non-interest expense
Salaries & Benefits                  2,163     1,813    4,422     3,507
Occupancy                              341       316      710       644
Equipment                              284       330      568       661
Marketing                              134       117      292       190
Postage & telecommunications           127       143      273       266
Printing and office supplies            95       110      225       211
Professional, collections and OREO     182       178      431       327
Service bureau                          90        90      184       173
Amortization of intangibles             72       163      144       326
Other                                  494       405    1,102       790
                                    ------    ------  -------   -------
   Total non-interest expense        3,982     3,665    8,351     7,095
                                    ------    ------  -------   -------
Income before income taxes,          2,610     2,227    5,138     4,329
Income tax provision                   840       799    1,651     1,556
                                    ------    ------  -------   -------
Net income                          $1,770    $1,428  $ 3,487   $ 2,773
                                    ======    ======  =======   =======

Per common share
Diluted earnings                     $0.38     $0.31    $0.75     $0.59
Basic earnings                        0.40      0.32     0.80      0.61
Cash dividends                        0.125     0.110    0.250     0.220


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

                             Common Stock       Paid-in     Retained
(dollars in thousands)    Shares     Amount     capital     earnings
                          ------     ------     -------     --------
Balances at
 December 31, 2000        5,990,138  $2,995     $42,755     $14,447
Net income for period           -       -           -         2,773
Net unrealized gain on
 securities available-for-sale,
 net of taxes                   -       -           -           -
Total comprehensive income
Cash dividends paid             -       -           -          (998)
Exercise of stock options       -       -           (66)        -
Common stock issued             -       -           (61)        -
Common stock repurchased        -       -           -           -
                          ---------  ------     -------     -------
Balances at
 June 30, 2001            5,990,138  $2,995     $42,628     $16,222
                          =========  ======     =======     =======
Balances at
 December 31, 2001        5,990,138  $2,995     $42,568     $18,105
Net income for year             -       -           -         3,487
Net unrealized gain on
 securities available-for-sale,
 net of taxes                   -       -           -           -
Total comprehensive income
Cash dividends paid             -       -           -        (1,096)
Exercise of stock options       -       -          (284)        -
Tax benefit from exercise of
 non-qualified stock options    -       -           147         -
Common stock issued             -       -             3         -
Common stock repurchased        -       -           -           -
                          ---------  ------     -------     -------
Balances at
 June 30, 2002            5,990,138  $2,995     $42,434     $20,496
                          =========  ======     =======     =======

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (cont.)
(unaudited)

                                         Accumulated
                                           other           Total
                            Treasury   comprehensive    shareholders'
                             Stock         Income          Equity
                             -----         ------          ------
Balances at
 December 31, 2000           $(13,435)     $   755         $47,517
Net income for period             -            -             2,773
Net unrealized gain on
 securities available-for-sale,
 net of taxes                     -            613             613
                                                           -------
Total comprehensive income                                   3,386
                                                           -------
Cash dividends paid               -            -              (998)
Exercise of stock options          91          -                25
Common stock issued               850          -               789
Common stock repurchased       (2,167)         -            (2,167)
                             ---------     -------         -------
Balances at
 June 30, 2001               $(14,661)     $ 1,368         $48,552
                             ========      =======         =======
Balances at
 December 31, 2001           $(15,995)     $ 2,921         $50,594
Net income for year               -            -             3,487
Net unrealized gain on
 securities available-for-sale,
 net of taxes                     -          1,730           1,730
                                                           -------
Total comprehensive income                                   5,217
                                                           -------
Cash dividends paid               -            -            (1,096)
Exercise of stock options         407          -               123
Tax benefit from exercise of
 non-qualified stock options      -            -               147
Common stock issued                41          -                44
Common stock repurchased       (1,742)         -            (1,742)
                             --------      -------         -------
Balances at
 June 30, 2002               $(17,289)     $ 4,651         $53,287
                             ========      =======         =======

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                    Six months ended
                                                        June 30,
(in thousands)                                      2002        2001
                                                    ----        ----
Operating Activities
  Net income                                        $ 3,487     $2,773
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Provision for loan losses                        -          -
       Provision for depreciation and amortization      407        471
       Amortization of intangible assets                144        326
       Amortization and accretion of securities
          premiums and (discounts), net                 437        (28)
       Gains on sales of loans, net                    (218)      (190)
       Loans originated for sale                    (14,261)   (10,716)
       Proceeds from sales of loans                  14,479     10,906
       Tax benefit from exercise of non-qualified
         stock options                                  147        -
       Deferred income (benefit) tax provision          (96)        84
       Increase in accrued interest income             (157)       (52)
       Increase (decrease) in other liabilities       2,315       (575)
       Increase in other assets, net                 (4,135)      (553)
                                                    -------    -------
          Net cash provided by operating activities   2,549      2,446
                                                    -------    -------
Investing Activities
  Purchases of securities available-for-sale        (20,270)   (29,629)
  Purchases of mortgage backed securities
    available-for-sale                              (15,211)    (3,307)
  Proceeds from maturities and principal
    repayments of securities                          4,054        920
  Principal collected on mortgage backed
    securities                                       18,096      9,041
  Loan repayments (advances), net                    (1,427)   (11,517)
  Purchases of Bank premises and equipment, net        (448)      (217)
                                                    -------    -------
          Net cash used by investing activities     (15,206)   (34,709)
                                                    -------    -------
Financing Activities
  Net increase in deposits                           55,309     32,265
  Net increase in repurchase agreements                 797        937
  FHLB (repayments), net                            (18,450)    10,485
  Common Stock repurchased                           (1,742)    (2,167)
  Proceeds from Common Stock reissued                    44        789
  Cash dividends paid                                (1,096)      (998)
  Proceeds from exercise of stock options               123         25
                                                    -------    -------
       Net cash provided by financing activities     34,985     41,336
                                                    -------    -------
       Increase in cash and cash equivalents         22,328      9,073
Cash and federal funds sold, beginning of period     26,194     27,813
                                                    -------    -------
Cash and federal funds sold, end of period          $48,522    $36,886
                                                    =======    =======
Cash paid during period
  Interest to depositors                            $ 5,690    $ 7,787
  Interest on borrowings                              1,197        693
  Income taxes                                        1,650      1,430
Non-cash transfers
  From Loans to OREO                                     57        -
  From OREO to Loans                                    -           59


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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2001.


NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

                            Estimated    Gross      Gross
                              fair    unrealized  unrealized  Amortized
(in thousands)               value       gains      losses      cost
                             -----       -----      ------      ----
June 30, 2002
U.S. Government Agency notes
 After 1 but within 5 years  $  41,840  $ 1,250    $ 11     $  40,601
Corporate Bonds
 After 1 but within 5 years     38,899    2,147      38        36,790
Mortgage backed securities     104,348    3,573     -         100,775
Collateralized mortgage
  obligations                   12,316      202     -          12,114
                              --------   ------    ----      --------
  Total debt securities        197,403    7,172      49       190,280
FHLB capital stock and other     3,853        1     -           3,852
                              --------   ------    ----      --------
 Total securities
  available-for-sale          $201,256   $7,173    $ 49      $194,132
                              ========   ======    ====      ========


                           Estimated     Gross      Gross
                             fair     unrealized  unrealized  Amortized
(in thousands)              value        gains      losses      cost
                            -----        -----      ------      ----
December 31, 2001
U.S. Government Agency notes
 After 1 but within 5 years  $  21,151   $   606    $ -      $  20,545
Corporate Bonds
 After 1 but within 5 years     38,803     2,009        1       36,795
Mortgage backed securities     102,407     1,670       28      100,765
Collateralized mortgage
 obligations                    15,513       260      -         15,253
                              --------    ------     ----     --------
  Total debt securities        177,874     4,545       29      173,358
FHLB capital stock and other     3,749         1      -          3,748
                              --------    ------     ----     --------
 Total securities
  available-for-sale          $181,623    $4,546     $ 29     $177,106
                              ========    ======     ====     ========

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

                                          Gross       Gross    Estimated
                            Amortized  unrealized  unrealized    fair
(in thousands)               cost(a)      gains      losses     value
                             -------      -----      ------     -----
June 30, 2002
Municipal bonds
 After 1 but within 5 years  $   500      $   6      $ -        $   506
 After 10 years               10,532         81         50       10,563
Mortgage backed securities    11,336        630        -         11,966
Collateralized mortgage
  obligations                  4,299        151        -          4,450
                             -------      -----      -----      -------
 Total securities
  held-to-maturity           $26,667      $ 868      $  50      $27,485
                             =======      =====      =====      =======

December 31, 2001
Municipal bonds
 After 1 but within 5 years  $   500      $   5      $ -        $   505
 After 10 years               10,536        -          370       10,166
Mortgage backed securities    14,385        534        -         14,919
Collateralized mortgage
 obligations                   5,364        133        -          5,497
                             -------      -----      -----      -------
 Total securities
   held-to-maturity          $30,785      $ 672      $ 370      $31,087
                             =======      =====      =====      =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.


At June 30, 2002 securities with a carrying value and market value of $2,423,000 and $2,441,000, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $17,825,000 and $17,834,000, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $7,373,000 and $7,787,000, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.


NOTE 3 - LOANS
The composition of the loan portfolio is as follows:

                                                  June 30,  December 31,
(in thousands)                                       2002      2001
Real estate mortgages                                ----      ----
  1-to-4 family residential                       $194,065   $180,513
  5-or-more family residential                      13,277     14,649
  Commercial                                        78,458     78,091
  Land & land development                            2,509      2,997
  Home equity credit                                26,994     32,580
Commercial & industrial                             29,184     34,254
Installment & other                                  3,024      3,089
                                                  --------   --------
  Total loans, gross                               347,511    346,173
Deferred loan origination fees & purchase
  premium, net                                       (266)      (303)
Allowance for loan losses                          (5,507)    (5,502)
                                                  --------   --------
  Total loans, net                                $341,738   $340,368
                                                  ========   ========


Impaired loans
                                              June 30,     December 31,
(in thousands)                                  2002          2001
                                                ----          ----
With no valuation allowance                     $  68         $  77
With valuation allowance                          607           696
                                                -----         -----
  Total impaired loans                          $ 675         $ 773
                                                -----         -----
Valuation allowance                               100           100


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

Changes in the allowance for loan losses during the six month periods ended June 30, are as follows:

                                                     June 30,
(in thousands)                                   2002        2001
                                                 ----        ----
Balance, beginning of period                     $5,502      $5,518
Provision for losses                                -           -
Charge-offs                                        (176)        (69)
Recoveries                                          181          27
                                                 ------      ------
Balance, end of period                           $5,507      $5,476
                                                 ======      ======

NOTE 4 - NON-PERFORMING ASSETS
The components of non-performing assets are as follows:

                                             June 30,    December 31,
(in thousands)                                 2002         2001
                                               ----         ----
Non-accrual loans                              $  849      $   985
Accruing loans past due 90 days or more           287          760
Accruing troubled debt restructured loans         -            -
                                               ------       ------
 Total non-performing loans                     1,136        1,745
Real estate acquired in settlement of loans       173          116
                                               ------       ------
 Total non-performing assets                   $1,309       $1,861
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

                                Three months ended    Six months ended
                                     June 30,            June 30,
(in thousands)                    2002      2001        2002     2001
                                  ----      ----        ----     ----
Basic                             4,373     4,491       4,378    4,521
Effect of dilutive stock options    248       152         251      162
                                  -----     -----       -----    -----
Diluted                           4,621     4,643       4,629    4,683
                                  =====     =====       =====    =====


NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                Three months ended    Six months ended
                                     June 30,            June 30,
(in thousands)                    2002      2001        2002     2001
                                  ----      ----        ----     ----
Comprehensive income
 Net income                       $1,770    $1,428      $3,487   $2,773
Net unrealized gains(losses) on
  securities during period         2,512      (568)      1,730      613
                                  ------    ------      ------   ------
Comprehensive income              $4,282    $  860      $5,217   $3,386
                                  ======    ======      ======   ======

The components of other comprehensive income, and related tax effects are as follows:
(in thousands)

                                      Before      Tax        Net of
                                        tax     (expense)     tax
                                      amount     benefit     amount
                                      ------     -------     ------
Three months ended June 30, 2002
Net unrealized gains on securities
  available-for-sale arising
  during the period                   $3,801     $(1,292)    $2,509
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                 5          (2)         3
                                      ------     -------     ------
Net unrealized gains on
  securities during period            $3,806     $(1,294)    $2,512
                                      ======     =======     ======

Three months ended June 30, 2001
Net unrealized losses on securities
  available-for-sale arising
  during the period                   $ (860)    $   293    $  (567)
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                (1)        -           (1)
                                      ------     -------    -------
Net unrealized gains on
  securities during period            $ (861)    $   293    $  (568)
                                      ======     =======    =======

Six months ended June 30, 2002
Net unrealized gains on securities
  available-for-sale arising
  during the period                   $2,608     $ (887)    $ 1,721
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                13         (4)          9
                                      ------     ------      ------
Net unrealized gains on
  securities during period            $2,621     $ (891)     $1,730
                                      ======     ======      ======

Six months ended June 30, 2001
Net unrealized gains on securities
  available-for-sale arising
  during the period                   $  931     $ (316)     $  615
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-
  maturity                                (2)       -            (2)
                                      ------     ------      ------
Net unrealized gains on
  securities during period            $  929     $ (316)     $  613
                                      ======     ======      ======


NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

                           Three months ended      Six months ended
                                June 30,              June 30,
(in thousands)             2002          2001      2002        2001
                           ----          ----      ----        ----
Current provision
     Federal               $ 792        $ 757      $1,555      $1,472
     State                   -            -           -           -
                           -----        -----      ------      ------
          Total              792          757       1,555       1,472
                           -----        -----      ------      ------
Deferred provision
     Federal                  48           42          96          84
     State                   -            -           -           -
                           -----        -----       ------      ------
          Total               48           42          96          84
                           -----        -----      ------      ------
Income tax provision       $ 840        $ 799      $1,651      $1,556
                           =====        =====      ======      ======


Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company ("PIC"). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the six month periods ended June 30, 2002 and 2001 are 32.1% and 35.9%, respectively, and reflect the full impact of the Connecticut legislation.


NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
--------------------

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at June 30, 2002 are as follows:

                                     NewMil     Bank
                                     ------     ----
     Leverage ratio                   6.39%     6.30%
     Tier I risk-based ratio         11.00     10.86
     Total risk-based ratio          12.26     12.11

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

RESULTS OF OPERATIONS
For the three month periods ended June 30, 2002 and 2001

Overview
--------

NewMil earned net income of $1,770,000, or 38 cents per share
(diluted), for the quarter ended June 30, 2002 as compared with $1,428,000, or 31 cents per share (diluted), for the quarter ended June 30, 2001.

Analysis of net interest and dividend income
--------------------------------------------

Net Interest and dividend income increased $613,000, or 12.0%, for the quarter ended June 30, 2002 as compared with the prior year period. This increase resulted from favorable changes in both volume and rate. Average earning assets have increased $69.4 million due to internal growth. The favorable change in interest due to rate is due mostly to a significant decrease in the cost of interest-bearing deposits, resulting from lower market interest rates, off-set by lower yielding earning assets, the impact on asset/liability re-pricing during 2002 as compared with 2001, and to changes in balance sheet mix. The net interest margin decreased 5 basis points to 3.96% from 4.01% over the period, primarily due to changes in balance sheet mix resulting from the asset growth. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended June 30,        Average               Income/
                                   Balance               Expense
(dollars in thousands)         2002       2001       2002       2001
                               ----       ----       ----       ----
Loans(a)                       $341,702   $344,659   $5,947     $6,777
Mortgage backed securities (b)  116,611     81,991    1,773      1,352
Other securities (b)(c)         119,105     81,338    1,452      1,231
                               --------   --------   ------     ------
   Total earning assets         577,418    507,988    9,172      9,360
                                                     ------     ------
Other assets                    49,825      39,268
                              --------    --------
   Total assets               $627,243    $547,256
                              ========    ========

NOW accounts                  $ 70,542    $ 59,369      173        167
Money market accounts          134,855     119,714      739        957
Savings & other                 74,850      65,329      327        391
Certificates of deposit        189,194     176,616    1,635      2,367
                              --------    --------   ------     ------
Total interest-bearing
  deposits                     469,441     421,028    2,874      3,882
Borrowings                      57,216      33,820      582        375
                              --------    --------   ------     ------
Total interest-bearing funds   526,657     454,848    3,456      4,257
                                                     ------     ------
Demand deposits                 42,266      38,055
Other liabilities                6,204       5,995
Shareholders' equity            52,116      48,358
                              --------    --------
Total liabilities &
 shareholders' equity         $627,243    $547,256
                              ========    ========
Net interest income                                  $5,716     $5,103
                                                     ======     ======
Spread on interest-bearing funds
Net interest margin(d)

(a)  Includes non-accrual loans.
(b)  Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d)  Net interest income divided by average interest-earning assets.

Three months ended June 30, (cont.)
(dollars in thousand)

                                        Average Yield/Rate
                                        2002          2001
                                        ----          ----
Loans(a)                                6.96%         7.87%
Mortgage backed securities (b)          6.08          6.60
Other securities (b)(c)                 4.88          6.05
   Total earning assets                 6.35          7.37
Other assets
   Total assets

NOW accounts                            0.98          1.13
Money market accounts                   2.19          3.20
Savings & other                         1.75          2.39
Certificates of deposit                 3.46          5.36
Total interest-bearing deposits         2.45          3.69
Borrowings                              4.07          4.44
Total interest-bearing funds            2.63          3.74
Demand deposits
Other liabilities
Shareholders' equity
Total liabilities &
 shareholders' equity
Net interest income
Spread on interest-bearing funds        3.72          3.63
Net interest margin(d)                  3.96          4.01

(a)  Includes non-accrual loans.
(b)  Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d)  Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Three months ended June 30,               2002 versus 2001
(in thousands)                       Change in interest due to
                                Volume    Rate    Volume/rate    Net
                                ------    ----    -----------    ---
Interest-earning assets:
  Loans                         $  (58)   $ (779)   $    7     $ (830)
  Mortgage backed securities       571      (106)      (44)       421
  Other securities                 572      (239)     (112)       221
                                ------    ------    ------     ------
   Total                         1,085    (1,124)     (149)      (188)
                                ------    ------    ------     ------
Interest-bearing liabilities:
  Deposits                         446    (1,304)     (150)    (1,008)
  Borrowings                       259       (31)      (21)       207
                                ------   -------    ------     ------
   Total                           705    (1,335)     (171)      (801)
                                ------   -------    ------     ------
Net change to interest income   $  380   $   211    $   22     $  613
                                ======   =======    ======     ======


Interest income
---------------

Total interest and dividend income decreased $188,000 or 2.0%, for the quarter ended June 30, 2002 as compared with the same period a year ago. Loan income decreased $830,000, or 12.2%, primarily as a result of a lower average yield. Average loans decreased $3.0 million, or 0.9%, primarily due to higher loan repayments during the period. The decrease in the average loan yield, down 102 basis points, was due to lower market interest rates throughout 2002, and to changes in portfolio mix. Investment income increased $642,000, or 24.9%, as a result of higher average volume and lower average yields. Average securities increased $72.4 million, or 44.3%. The decrease in average investment yield, down 86 basis points to 5.47%, was due to lower market rates on new securities added during 2002, and to changes in portfolio mix.


Interest expense
----------------

Interest expense for the quarter ended June 30, 2002 decreased $801,000, or 18.8%, as compared with the same period a year ago as a result of a significant decline in the cost of funds, offset in part by deposit growth and higher average borrowings. Deposit expense decreased $1,008,000, or 26.0%, as a result of lower deposit rates and changes in deposit mix. Average interest-bearing deposits increased $48.4 million, or 11.5%. The average cost of interest-bearing deposits decreased 124 basis points to 2.45%. Interest expense on borrowings increased $207,000, or 55.2%, as a result of increased average borrowings, up $23.4 million, offset in-part by a lower borrowing cost, down 37 basis points to 4.07%.

Provision and Allowance for loan losses
----------------------------------------

NewMil made no provision for loan losses during the quarters ending June 30, 2002 and 2001. During the past several years the allowance for loan losses has benefited from an improvement in loan quality. These factors have enabled the Bank to reduce its provision for loan losses to zero while maintaining reserve adequacy. The following table sets forth key ratios for the periods presented.

                                    June 30,   December 31,   June 30,
(in thousands)                        2002        2001          2001
                                      ----        ----          ----
 Ratio of allowance for loan losses:
   to non-performing loans            484.77%     315.3%       333.4%
   to total gross loans                 1.6         1.6          1.6
 Ratio of non-performing loans
   to total loans                       0.3         0.5          0.5

During the six months ended June 30, 2002 non-performing loans declined $609,000, or 34.9%, while gross loans increased slightly, by $1.4 million, or 0.4%. NewMil believes it remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at June 30, 2002. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was examined by the FDIC in February 2001 and no additions to the allowance were requested as a result of this examination.

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

Non-interest income
-------------------

The following table details the principal categories of non-interest income.

                                         June 30,
(in thousands)                        2002      2001        Change
                                      ----      ----        ------
Service charges on
 deposit accounts                     $589      $515      $ 74   14.4%
Gains on sales of mortgage
 loans, net                             57       131       (74) (56.5)
Loan servicing                          17        38       (21) (55.3)
Increase in cash surrender value
 of bank-owned life insurance          124       -         124    -
Other                                   89       105       (16) (15.2)
                                      ----      ----             -----
 Total non-interest income            $876      $789       $87   11.0%
                                      ====      ====       ===   =====

The increase in non-interest income for the quarter ended June 30, 2002 as compared to the prior year period resulted primarily from growth in service fees and the increase in the cash surrender value of bank-owned life insurance, offset in-part by lower gains on sales of residential mortgages, lower loan servicing fees and lower other income. The increase in service fees is due to the growth in the number of deposit accounts serviced during the 2002 period as compared with the 2001 period. The Bank purchased bank-owned life insurance in December 2001 and March 2002. The decrease in the gains on sales of residential mortgage loans resulted from lower loan sales volume, $4.8 million in 2002 compared to $7.4 million in 2001. Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. The decrease in loan servicing fees resulted from run-off in the loan servicing portfolio.

Operating expenses
------------------

The following table details the principal categories of operating expenses.

                                     June 30,
(in thousands)                   2002        2001         Change
                                 ----        ----         ------
Salaries and benefits            $2,163      $1,813    $350     19.3%
Occupancy                           341         316      25      7.9
Equipment                           284         330     (46)   (13.9)
Professional, collection & OREO     182         178       4      2.2
Postage and telecommunications      127         143     (16)   (11.2)
Printing and office supplies         95         110     (15)   (13.6)
Marketing                           134         117      17     14.5
Service bureau                       90          90     -      -
Amortization of intangibles          72         163     (91)   (55.8)
Other                               494         405      89     22.0
                                 ------      ------    ----     -----
 Total operating expenses        $3,982      $3,665    $317      8.6%
                                 ======      ======    ====     =====

The increase in compensation expense for the quarter ended June 30, 2002 as compared with the prior year period was due primarily to year-over-year salary increases, additional employees, higher accrued bonuses, increased supplemental retirement plan expense and a decrease in the pension plan benefit. The increase in occupancy expense results primarily from higher property taxes and cleaning service expense. The decrease in equipment expense is primarily due to lower depreciation expense. The decrease in postage and telecommunications is due to implementing certain telecommunications network changes as well as the general timing of various direct mailing campaigns during the 2002 and 2001 periods, offset by increased costs related to deposit and loan account growth. The decrease in printing and office supplies reflects a reduction in usage. The increase in marketing resulted from increased advertising activities during the current quarter. The decline in the amortization of intangible assets in the 2002 period resulted from the discontinuance of goodwill amortization as a result of the adoption of SFAS 142 effective
January 1, 2002. Changes in other operating expense also reflect increased costs associated with the internal growth of NewMil.

Income taxes
------------

Net income for the quarter included an income tax provision of $840,000, representing a 32.2% effective rate, as compared with a provision of $799,000 a year ago, representing a 35.9% effective rate. The difference between NewMil's effective tax rate and the corporate tax rate of 34% is attributable to the amortization of intangibles during the 2002 and 2001 periods and other book/tax differences.


RESULTS OF OPERATIONS
For the six month periods ended June 30, 2002 and 2001

Overview
--------

NewMil earned net income of $3,487,000, or 75 cents per share
(diluted), for the six months ended June 30, 2002 as compared with $2,773,000, or 59 cents per share (diluted), for the six months ended June 30, 2001.

Analysis of net interest and dividend income
--------------------------------------------

Net Interest and dividend income increased $1,773,000, or 17.8%, for the six months ended June 30, 2002 as compared with the prior year period. This increase resulted from a $71.3 million increase in average earning assets, and by a 10 basis point increase in the net interest margin. The increase in earning assets is due to internal growth. The increase in the net interest margin to 4.12% from 4.02%, is due mostly to a significant decrease in the cost of funds, resulting from lower market interest rates, steepening in the yield curve and its impact on asset/liability repricing during 2002 as compared with 2001 and to changes in balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Six months ended June 30,          Average               Income/
                                   Balance               Expense
(dollars in thousands)         2002       2001       2002       2001
                               ----       ----       ----       ----
Loans(a)                       $340,323   $340,355   $12,203    $13,660
Mortgage backed securities (b)  117,329     83,833     3,599      2,791
Other securities (b)(c)         110,877     73,024     2,814      2,259
                               --------   --------   -------    -------
   Total earning assets         568,529    497,212    18,616     18,710
                                                     -------    -------
Other assets                     47,780     35,998
                               --------   --------
   Total assets                $616,309   $533,210
                               ========   ========

NOW accounts                   $ 66,615   $ 54,936       326        308
Money market accounts           130,497    116,098     1,389      2,044
Savings & other                  72,790     64,947       634        793
Certificates of deposit         186,133    176,366     3,354      4,828
                               --------   --------   -------    -------
Total interest-bearing deposits 456,035    412,347     5,703      7,973
Borrowings                       61,427     31,457     1,188        785
                               --------   --------   -------    -------
Total interest-bearing funds    517,462    443,804     6,891      8,758
                                                     -------    -------
Demand deposits                  40,561     36,086
Other liabilities                 6,606      5,236
Shareholders' equity             51,680     48,084
                               --------   --------
Total liabilities &
 shareholders' equity          $616,309   $533,210
                               ========   ========
Net interest income                                  $11,725    $ 9,952
                                                     =======    =======
Spread on interest-bearing funds
Net interest margin(d)

(a)  Includes non-accrual loans.
(b)  Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d)  Net interest income divided by average interest-earning assets.


Six months ended June 30, (cont.)
(dollars in thousands)

                                       Average Yield/Rate
                                       2002          2001
                                       ----          ----
Loans(a)                               7.17%         8.03%
Mortgage backed securities (b)         6.13          6.66
Other securities (b)(c)                5.08          6.19
   Total earning assets                6.55          7.53
Other assets
   Total assets

NOW accounts                           0.98          1.12
Money market accounts                  2.13          3.52
Savings & other                        1.74          2.44
Certificates of deposit                3.60          5.47
Total interest-bearing deposits        2.50          3.87
Borrowings                             3.87          4.99
Total interest-bearing funds           2.66          3.95
Demand deposits
Other liabilities
Shareholders' equity
Total liabilities & shareholders' equity
Net interest income
Spread on interest-bearing funds       3.89          3.58
Net interest margin(d)                 4.12          4.02

(a)  Includes non-accrual loans.
(b)  Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d)  Net interest income divided by average interest-earning assets.




The following table sets forth the changes in interest due to volume and rate.

Six months ended June 30,                 2002 versus 2001
(in thousands)                       Change in interest due to
                               Volume     Rate     Volume/rate   Net
                               ------     ----     -----------   ---
Interest-earning assets:
  Loans                        $    (1)   $(1,456)  $ -       $(1,457)
  Mortgage backed securities     1,115       (220)    (87)        808
  Other securities               1,171       (406)   (210)        555
                               -------    -------   -----     -------
   Total                         2,285     (2,082)   (297)        (94)
                               -------    -------   -----     -------
Interest-bearing liabilities:
  Deposits                         845     (2,816)   (299)     (2,270)
  Borrowings                       748       (177)   (168)        403
                               -------   --------   -----     -------
   Total                         1,593     (2,993)   (467)     (1,867)
                               -------   --------   -----     -------
Net change to interest income  $   692   $    911   $ 170     $ 1,773
                               =======   ========   =====     =======


Interest income
---------------

Total interest and dividend income decreased $94,000 or 0.5%, for the six months ended June 30, 2002 as compared with the same period a year ago. Loan income decreased $1,457,000, or 10.7%, primarily as a result of a lower average yield. Average loans were unchanged at $340.3 million. The decrease in the average loan yield, down 86 basis points, was due to lower market interest rates throughout 2002, and to changes in portfolio mix. Loan income for the six months ended June 30, 2002 included $192,000 of interest recaptured from a former non-performing loan. Investment income increased $1,363,000, or 27.0%, as a result of higher average volume and lower average yields. Average securities increased $71.4 million, or 45.5%. The decrease in average investment yield, down 82 basis points to 5.62%, was due to lower market rates on new securities added during 2002, and to changes in portfolio mix.

Interest expense
----------------

Interest expense for the six month period ended June 30, 2002 decreased $1,867,000, or 21.3%, as compared with the same period a year ago as a result of a significant decline in the cost of funds, offset in part by deposit growth and higher average borrowings. Deposit expense decreased $2,270,000, or 28.5%, as a result of lower deposit rates and changes in deposit mix. Average interest-bearing deposits increased $43.7 million, or 10.6%. The average cost of interest-bearing deposits decreased 137 basis points to 2.50%. Interest expense on borrowings increased $403,000, or 51.3%, as a result of increased average borrowings, up $30.0 million, offset in-part by a lower borrowing cost, down 112 basis points.

Provision and Allowance for loan losses
---------------------------------------

NewMil made no provision for loan losses during the six months ending June 30, 2002 and 2001. During the past several years the allowance for loan losses has benefited from an improvement in loan quality. These factors have enabled the Bank to reduce its provision for loan losses to zero while maintaining reserve adequacy. For a detailed discussion of the Bank's allowance for loan losses refer to "Results of Operations - For the three month periods ended June 30, 2002 and 2001" above.

Non-interest income
-------------------

The following table details the principal categories of non-interest income.

                                         June 30,
(in thousands)                        2002      2001       Change
                                      ----      ----       ------
Service charges on
 deposit accounts                     $1,147    $  999  $ 148   14.8%
Gains on sales of mortgage
 loans, net                              218       190     28   14.7
Loan servicing                            35        79    (44) (55.7)
Increase in cash surrender value of
 bank-owned life insurance               210       -      210   -
Other                                    154       204    (50) (24.5)
                                      ------    ------   ----   ----
 Total non-interest income            $1,764    $1,472   $292   19.8%
                                      ======    ======   ====   =====

The increase in non-interest income for the six month period ended
June 30, 2002 as compared to the prior year period results primarily from growth in service fee income, the increase in the cash surrender value of bank-owned life insurance and increased gains on sales of residential mortgage loans. The increase in service charges on deposit accounts is due to growth in the number of deposit accounts serviced during the 2002 period as compared to the 2001 period. Bank-owned life insurance was acquired in December 2001 and March 2002. The increase in the gains on sales of residential mortgage loans resulted from higher loan sales volume, $14.3 million in 2002 compared to $10.7 million in 2001. Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. The decrease in loan servicing fees resulted from run-off in the loan servicing portfolio. Other fees declined primarily due to lower commissions earned on issuances of official checks and money orders during the period.


Operating expenses
------------------

The following table details the principal categories of operating expenses.

                                     June 30,
(in thousands)                    2002      2001         Change
                                  ----      ----         ------
Salaries and benefits             $4,422    $3,507    $915    26.1%
Occupancy                            710       644      66    10.2
Equipment                            568       661     (93)  (14.1)
Professional, collection and OREO    431       327     104    31.8
Postage and telecommunications       273       266       7     2.6
Printing and office supplies         225       211      14     6.6
Marketing                            292       190     102    53.7
Service bureau                       184       173      11     6.4
Amortization of intangibles          144       326    (182)  (55.8)
Other                              1,102       790     312    39.5
                                  ------    ------  ------    ----
 Total operating expenses         $8,351    $7,095  $1,256    17.7%
                                  ======    ======  ======    =====

The increase in compensation expense for the six month periods ended June 30, 2002 as compared with the prior year period was due primarily to year-over-year salary increases and accrued bonus increases, increased supplemental retirement plan expense and a decrease in the pension plan benefit. The increase in occupancy expense results primarily from higher property taxes, maintenance and repairs. The decrease in equipment expense is primarily due to lower equipment and software maintenance costs and lower depreciation expenses on computer equipment and software. The increase in professional, collection and OREO expenses is due to consulting services for establishing bank-owned life insurance, human resource surveys, computer hardware and software testing, and various other planned 2002 engagements. The increase in postage and telecommunications is due to the higher number of deposit accounts serviced and increased postage costs. The increase in printing and office supplies is also due primarily to the higher number of deposit accounts serviced throughout our branch network. Marketing expense increased primarily as a result of increased advertising activities during the current period. Service bureau expense has increased as a result of growth in the number of deposit accounts since the prior year period. The decrease in the amortization of intangible assets in the 2002 period relates to the discontinuance of goodwill amortization as a result of the adoption of SFAS 142 effective January 1, 2002. Changes in other operating expense also reflect the increased costs associated with the internal growth of NewMil. Professional, collection and OREO up 31.8%.

Income taxes
------------

Net income for the year included an income tax provision of $1,651,000, representing a 32.1% effective rate, as compared with a provision of $1,556,000 a year ago, representing a 35.9% effective rate. The difference between NewMil's effective tax rate and the corporate tax rate of 34% is attributable to the amortization of intangibles during the 2002 and 2001 periods and other book/tax differences.


FINANCIAL CONDITION

During the six month period ended June 30, 2002 total assets grew $42.7 million, or 7.0%, to $649.7 million. This increase was due to deposit growth of $55.3 million, or 11.6%, offset by a decrease in borrowings of $17.7 million, or 24.1%. During the period securities increased $15.5 million, or 7.3%, and overnight federal funds sold increased $22.1 million, while net loans increased $1.4 million, or 0.4%. Non-performing assets declined to $1,309,000, or 0.20% of total assets at June 30, 2002.

Securities
----------

During the period ended June 30, 2002 securities increased $15.5 million, or 7.3%, to $227.9 million and overnight federal funds sold increased $22.1 million to $26.7 million. During the period NewMil purchased $15.2 million of fixed rate mortgage backed securities and $20.2 million of fixed rate agency securities.

NewMil's securities portfolio consists of US Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs), and Federal Home Loan Bank and other equity securities. At June 30,
2002, the portfolio had a projected weighted average duration and life of 3.1 years and 4.0 years, respectively, based on median projected prepayment speeds at current interest rates. At June
30, 2002, securities totaling $201.3 million, or 88.3%, were classified as available-for-sale and securities totaling $26.7 million, or 11.7%, were classified as held-to-maturity.

Loans
-----

During the period ended June 30, 2002 net loans increased 1.4 million, or 0.4%. Loan originations and advances totaled $77.5 million, while loan repayments were $76.1 million. In addition, NewMil originated and sold in the secondary market $14.3 million of residential mortgage loans during the period. Major loan classifications are as follows:
(in thousands)

                                         June 30,     December 31,
                                           2002           2001
                                           ----           ----
Real Estate Mortgages:
  Residential
   1-to-4 family                         $194,065     $180,513
   5-or-more family                        13,277       14,649
  Commercial                               78,458       82,422
  Land & land development                   2,509        2,998
  Home equity credit                       26,994       32,580
                                         --------     --------
   Total mortgage loans                   315,303      313,162
Commercial and industrial                  29,184       29,922
Installment and other                       3,024        3,089
                                         --------     --------
  Total loans, gross                      347,511      346,173
Deferred loan origination
  fees and purchase
  premium, net                               (266)        (303)
Allowance for loan losses                  (5,507)      (5,502)
                                         --------     --------
   Total loans, net                      $341,738     $340,368
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


Non-performing assets
The composition of non-performing assets is as follows:
(in thousands)

                                         June 30,     December 31,
                                           2002          2001
                                           ----          ----
Non-accruing loans                         $   849       $   985
Accruing loans past due
  90 days or more                              287           760
Accruing restructured loans                    -             -
                                            ------        ------
   Total non-performing loans                1,136         1,745
OREO, net                                      173           116
                                            ------        ------
   Total non-performing assets              $1,309        $1,861
                                            ======        ======

In addition to non-performing assets, at June 30, 2002 NewMil had $1,752,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

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

Operating activities for the six-month period ended June 30, 2002 provided net cash of $2,549,000. Investing activities utilized net cash of $15,206,000, principally for securities purchases, offset in part by security repayments and maturities, and to a lesser degree net loan advances. Financing activities provided net cash of $34,985,000, principally from increases in deposits and repurchase agreements, offset in part by FHLB repayments, cash dividends paid and treasury stock purchases.

At June 30, 2002, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $90 million, to net deposits and short term unsecured liabilities, was 60.8%, well in excess of NewMil's minimum guideline of 15%. At June 30, 2002, NewMil had outstanding commitments to fund new loan originations of $22.7 million, construction mortgage commitments of $5.9 million and unused lines of credit of $34.8 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the period ended June 30, 2002 shareholders' equity increased $2.7 million to $53.3million and book value per share increased $0.75 to $12.27. Positively impacting shareholders' equity was net income of $3,487,000, or $0.75 per share (diluted), other comprehensive income of $1,730,000 (net increase in the unrealized gains on securities available-for-sale, net of taxes), common stock issued of $44,000, stock option exercise proceeds of $123,000 and a tax benefit from the exercise of non-qualified stock options of $147,000. Offsetting these increases in shareholder's equity were treasury stock purchases of $1,742,000 and dividend payments of $1,096,000.

Capital requirements
--------------------

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At June 30, 2002 NewMil's tier 1 leverage capital ratio was 6.39% and its tier 1 and total risk-based capital ratios were 11.00% and 12.26%, respectively. At June 30, 2002 the Bank's tier 1 leverage capital ratio was 6.30% and its tier 1 and total risk-based capital ratios were 10.86% and 12.11%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits
          The following documents are filed as Exhibits to this Form 10-Q, as required by Item 601 of Regulation S-K.

          Exhibit No.                Description
          -----------                -----------

          3.1 Certificate of Incorporation of NewMil (incorporated by reference to the Registrant's 2001 Form 10-K).

          3.1.1 Amendment to Certificate of Incorporation of NewMil increasing authorized shares of common stock from 6,000,000 to 25,000,000 (incorporated by reference to the Registrant's 2001 Form 10-K).

          3.2 Bylaws of NewMil (incorporated by reference to Registrant's 2001 Form 10-K).

          4.1     Instruments Defining Rights of Security Holders
                  (Included in Exhibits 3.1 and 3.2).

         10.1 Rights Agreement between NewMil Bancorp, Inc. and American Stock Transfer and Trust Company as Rights Agent dated as of July 19, 1994 concerning NewMil Bancorp's shareholder rights plan of same (incorporated by reference to the Registrant's 2001 Form 10-K).

         10.2 Employment agreement with its President and CEO, Francis J. Wiatr, dated January 23, 2002
                  (incorporated by reference to the Registrant's 2001
                  Form 10-K).

         10.3 Dividend reinvestment plan for NewMil Bancorp's shareholders (incorporated by reference to the Registrant's 1996 Form 10-K).

         10.5 The Second Amended and Restated 1986 Stock Option and Incentive Plan for Officers and Key Employees (incorporated by reference to the Registrant's S-8 post effective amendment dated January 25, 2001).

         10.6 The Third Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's S-8 post effective amendment dated January 25, 2001).

         10.7 Employment agreement between NewMil Bank and Senior Vice President, William D. Starbuck dated as of
                  November 10, 2000 (incorporated by reference to the Registrant's 2001 Form 10-K).

         10.8 Form of Director Group Carve-Out Split Dollar Life Insurance Agreement (incorporated by reference to the Registrant's 2001 Form 10-K).

         10.9 Form of Executive Officer Group Term Carve Out Split Dollar Policy for Terrence Shannon, Roberta Reed and
                  B. Ian McMahon (incorporated by reference to the Registrant's 2001 Form 10-K).

         10.10 Salary Continuation and Split Dollar Agreement with Francis J. Wiatr (incorporated by reference to the Registrant's 2001 Form 10-K).

         10.11 Change in control agreement between NewMil Bancorp, Inc. and Terrence J. Shannon (replaces Exhibit 10.4 in Registrant's 2001 Form 10-K).

         10.12    Change in control agreement between NewMil
                  Bancorp, Inc. and Roberta Reed.

         10.13 Change in control agreement between NewMil Bancorp, Inc. and B. Ian McMahon (replaces Exhibit 10.4 in Registrant's 2001 Form 10-K).

         10.14 Change in control agreement between NewMil Bancorp, Inc. and Betty F. Pacocha.

         10.15    Salary Continuation Agreement and Split Dollar
                  Agreement between NewMil Bank and Terrence J. Shannon.

         11.1     Computation of Net Income per Common Share.

         99.2 Sarbanes-Oxley Certification by Francis J. Wiatr, Chairman, President and CEO.

         99.3     Sarbanes-Oxley Certification by B. Ian McMahon,
                  Chief Financial Officer.

    (b)   Report on Form 8-K.

          None


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            NEWMIL BANCORP, INC.



July 26, 2002               By:    /s/ Francis J. Wiatr
                               ------------------------
                                  Francis J. Wiatr,
                                  Chairman, President and CEO



July 26, 2002               By:    /s/ B. Ian McMahon
                               -----------------------
                                  B. Ian McMahon,
                                  Chief Financial Officer