Form 10-Q
period 2002-09-30
NEWMIL BANCORP INC
filed 2002-11-13
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q
(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2002



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

The number of shares of Common Stock outstanding as of September 30, 2002, is 4,262,241.














NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                            September 30,  December 31,
(dollars in thousands)                               2002         2001
                                                     ----         ----
ASSETS
Cash and due from bank                           $ 27,322     $ 21,579
Federal funds sold                                 44,650        4,615
                                                 --------     --------
 Total cash and cash equivalents                   71,972       26,194
Securities
 Available-for-sale at market                     193,457      181,623
 Held-to-maturity at amortized cost
   (fair value: $26,332 and $31,087)               25,224       30,785
Loans (net of allowance for loan
   losses: $5,498 and $5,502)                     341,616      340,368
Other real estate owned                               116          116
Bank premises and equipment, net                    6,560        6,092
Accrued interest income                             3,682        3,870
Intangible assets (net of accumulated
 amortization: $952 and $737)                       9,090        9,305
Deferred tax asset, net                              -             619
Other assets                                       12,220        8,054
                                                 --------     --------
    Total Assets                                 $663,937     $607,026
                                                 ========     ========

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
 Demand (non-interest bearing)                   $ 48,013     $ 39,898
 NOW accounts                                      72,564       63,415
 Money market                                     143,145      120,888
 Savings and other                                 75,522       70,001
 Certificates of deposit                          207,226      181,914
                                                 --------     --------
    Total deposits                                546,470      476,116
Federal Home Loan Bank advances                    47,098       67,540
Repurchase agreements                              10,309        5,783
Accrued interest and other liabilities              6,232        6,993
                                                 --------     --------
    Total Liabilities                             610,109      556,432
                                                 --------     --------
Commitments and contingencies                       -             -
                                                 --------     --------
Shareholders' Equity
 Common stock - $.50 per share par value
   Authorized: 20,000,000
   Shares issued: 5,990,138                         2,995        2,995
 Paid-in capital                                   42,375       42,568
 Retained earnings                                 21,737       18,105
 Accumulated other comprehensive income, net        5,733        2,921
   Treasury stock, at cost: 1,732,897 and
    1,599,578 shares                              (19,012)     (15,995)
                                                 --------     --------
    Total Shareholders' Equity                     53,828       50,594
                                                 --------     --------
    Total Liabilities and Shareholders' Equity   $663,937     $607,026
                                                 ========     ========


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

                                 Three months ended   Nine months ended
                                    September 30,       September 30,
                                    2002      2001      2002      2001
                                    ----      ----      ----      ----
Interest and dividend income
Interest and fees on loans          $5,906    $6,661  $18,109   $20,321
Interest and dividends on
 securities                          3,017     2,723    9,300     7,652
Interest on federal funds sold         141        44      271       164
                                    ------    ------  -------   -------
   Total interest and dividend
    income                           9,064     9,428   27,680    28,137
                                    ------    ------  -------   -------
Interest expense
Deposits                             2,831     3,633    8,534    11,605
Borrowed funds                         581       479    1,769     1,265
                                    ------    ------  -------   -------
   Total interest expense            3,412     4,112   10,303    12,870
                                    ------    ------  -------   -------
Net interest and dividend income     5,652     5,316   17,377    15,267
Provision for loan losses            -          -       -         -
                                    ------    ------  -------   -------
Net interest and dividend income
   after provision for loan losses   5,652     5,316   17,377    15,267
                                    ------    ------  -------   -------
Non-interest income
Service charges on deposit accounts    580       535    1,727     1,534
Gains on sales of mortgage loans, net  131       116      348       306
Loan servicing fees                     14        30       48       109
Other                                  225       127      591       332
                                    ------    ------  -------   -------
   Total non-interest income           950       808    2,714     2,281
                                    ------    ------  -------   -------
Non-interest expense
Salaries & benefits                  2,255     1,917    6,677     5,425
Occupancy                              334       320    1,045       964
Equipment                              289       317      858       978
Marketing                               99       102      392       293
Postage & telecommunications           131       135      404       401
Printing and office supplies            99       111      324       322
Professional, collections and OREO     168       175      599       502
Service bureau                         104       112      288       285
Amortization of intangibles             72       163      215       489
Other                                  438       474    1,538     1,262
                                    ------    ------  -------   -------
   Total non-interest expense        3,989     3,826   12,340    10,921
                                    ------    ------  -------   -------
Income before income taxes,          2,613     2,298    7,751     6,627
Income tax provision                   839       822    2,489     2,378
                                    ------    ------  -------   -------
Net income                          $1,774    $1,476  $ 5,262   $ 4,249
                                    ======    ======  =======   =======

Per common share
Diluted earnings                     $0.39     $0.32    $1.15     $0.91
Basic earnings                        0.41      0.33     1.21      0.95
Cash dividends                        0.125     0.110    0.375     0.330


NewMil Bancorp, Inc. and Subsidiary
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  (unaudited)

                             Common Stock       Paid-in     Retained
(dollars in thousands)    Shares     Amount     capital     earnings
                          ------     ------     -------     --------
Balances at
 December 31, 2000        5,990,138  $2,995     $42,755     $14,447
Net income for period           -       -           -         4,249
Net unrealized gain on
 securities available-for-sale,
 net of taxes                   -       -           -           -
Total comprehensive income
Cash dividends paid             -       -           -        (1,483)
Exercise of stock options       -       -          (146)        -
Common stock issued             -       -           (61)        -
Tax benefit from exercise of
 non-qualified stock options    -       -            20         -
Common stock repurchased        -       -           -           -
                          ---------  ------     -------     -------
Balances at
September 30, 2001        5,990,138  $2,995     $42,568     $17,213
                          =========  ======     =======     =======

Balances at
 December 31, 2001        5,990,138  $2,995     $42,568     $18,105
Net income for year             -       -           -         5,262
Net unrealized gain on
 securities available-for-sale,
 net of taxes                   -       -           -           -
Total comprehensive income
Cash dividends paid             -       -           -        (1,630)
Exercise of stock options       -       -          (403)        -
Tax benefit from exercise of
 non-qualified stock options    -       -           207         -
Common stock issued             -       -             3         -
Common stock repurchased        -       -           -           -
                          ---------  ------     -------     -------
Balances at
 September 30, 2002       5,990,138  $2,995     $42,375     $21,737
                          =========  ======     =======     =======


NewMil Bancorp, Inc. and Subsidiary
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Cont'd)
  (unaudited)

                                      Accumulated             Total
                         Treasury   other comprehensive   shareholders'
(dollars in thousands)   stock           income               equity
                         -----           ------               ------
Balances at
 December 31, 2000       $(13,435)       $   755              $47,517
Net income for period         -              -                  4,249
Net unrealized gain on
 securities available-
 for-sale, net of taxes       -            3,286                3,286
                                                              -------
Total comprehensive income                                      7,535
                                                              -------
Cash dividends paid           -              -                 (1,483)
Exercise of stock options     280            -                    134
Common stock issued           850            -                    789
Tax benefit from exercise of
 non-qualified stock options  -              -                     20

Common stock repurchased   (3,320)           -                 (3,320)
                         --------        -------              -------
Balances at
 September 30, 2001      $(15,625)       $ 4,041              $51,192
                         ========        =======              =======

Balances at
 December 31, 2001       $(15,995)       $ 2,921              $50,594
Net income for year           -              -                  5,262
Net unrealized gain on
 securities available-
 for-sale, net of taxes       -            2,812                2,812
                                                              -------
Total comprehensive income                                      8,074
                                                              -------
Cash dividends paid           -              -                 (1,630)
Exercise of stock options     605            -                    202
Tax benefit from exercise of
 non-qualified stock options  -              -                    207
Common stock issued            41            -                     44
Common stock repurchased   (3,663)           -                 (3,663)
                         --------        -------              -------
Balances at
 September 30, 2002      $(19,012)       $ 5,733              $53,828
                         ========        =======              =======


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                   Nine months ended
                                                      September 30,
(in thousands)                                     2002         2001
                                                   ----         ----
Operating Activities
  Net income                                       $ 5,262      $ 4,249
  Adjustments to reconcile net income to
     net cash provided by operating activities:
       Provision for loan losses                       -            -
       Provision for depreciation and amortization     601          722
       Amortization of intangible assets               215          489
       Amortization and accretion of securities
          premiums and (discounts), net                685          (25)
       Gains on sales of loans, net                   (348)        (306)
       Gains on sale of OREO, net                       (7)         -
       Loans originated for sale                   (21,906)     (17,777)
       Proceeds from sales of loans                 22,254       18,083
       Tax benefit from exercise of
          non-qualified stock options                  207           20
       Deferred income tax provision                   146          125
       Decrease (increase) in accrued
          interest income                              174         (384)
       Decrease in other liabilities                  (762)        (587)
       Increase in other assets, net                (5,748)        (690)
          Net cash provided by operating activities    773        3,919
                                                   -------      -------

Investing Activities
  Purchases of securities available-for-sale       (25,271)     (30,100)
  Purchases of mortgage backed securities
      available-for-sale                           (15,211)     (54,279)
  Proceeds from maturities and
      principal repayments of securities             8,847        1,816
  Principal collected on mortgage
      backed securities                             28,936       14,846
  Loan advances, net                                  (681)     (11,988)
  Proceeds from sale of OREO                            64          -
  Purchases of Bank premises and equipment, net     (1,070)        (331)
                                                   -------      -------
          Net cash used by investing activities     (4,386)     (80,036)
                                                   -------      -------
Financing Activities
  Net increase in deposits                          70,354       29,998
  Net increase in repurchase agreements              4,526        2,390
  FHLB (repayments) advances, net                  (20,442)      40,500
        Common Stock repurchased                     (3,663)     (3,320)
  Proceeds from Common Stock reissued                   44          789

  Cash dividends paid                               (1,630)      (1,483)
  Proceeds from exercise of stock options              202          134
                                                   -------      -------
          Net cash provided by financing activities 49,391       69,008
                                                   -------      -------
          Increase (decrease) in cash and cash
            equivalents                             45,778       (7,109)
Cash and federal funds sold, beginning of period    26,194       27,813
                                                   -------      -------
Cash and federal funds sold, end of period         $71,972      $20,704
                                                   =======      =======

Cash paid during period
  Interest to depositors                           $ 8,545     $11,681
  Interest on borrowings                             1,775       1,297
  Income taxes paid                                  2,591       1,890
Non-cash transfers
  From Loans to OREO                                    57         -
  From OREO to Loans                                   -            59



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

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2001.


NOTE 2 - SECURITIES

Securities classified available-for-sale (carried at fair value) were as follows:

                                          Gross       Gross
                            Estimated  unrealized  unrealized  Amortized
(in thousands)              fair value   gains       losses       cost
                            ----------   -----       ------       ----
September 30, 2002
U.S. Government Agency notes
 After 1 but within 5 years   $ 47,698   $ 2,167     $ -      $ 45,531
Corporate Bonds
 After 1 but within 5 years     39,193     2,413         7      36,787
Mortgage backed securities      95,083     4,087       -        90,996
Collateralized mortgage
   obligations                   7,630        98       -         7,532
                              --------   -------     -----    --------
  Total debt securities        189,604     8,765         7     180,846
FHLB capital stock and other     3,853         1       -         3,852
                              --------   -------     -----    --------
  Total securities
    available-for-sale        $193,457   $ 8,766     $   7    $184,698
                              ========   =======     =====    ========



                                          Gross       Gross
                            Estimated  unrealized  unrealized  Amortized
(in thousands)              fair value   gains       losses       cost
                            ----------   -----       ------       ----
December 31, 2001
U.S. Government Agency notes
 After 1 but within 5 years   $ 21,151   $  606      $ -      $ 20,545
Corporate Bonds
 After 1 but within 5 years     38,803    2,009          1      36,795
Mortgage backed securities     102,407    1,670         28     100,765
Collateralized mortgage
  obligations                   15,513      260        -        15,253
                              --------   ------      -----    --------
  Total debt securities        177,874    4,545         29     173,358
FHLB capital stock and other     3,749        1        -         3,748
                              --------   ------      -----    --------
 Total securities
   available-for-sale         $181,623   $4,546      $  29    $177,106
                              ========   ======      =====    ========

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

                                          Gross       Gross
                            Estimated  unrealized  unrealized  Amortized
(in thousands)              fair value   gains       losses       cost
                            ----------   -----       ------       ----
September 30, 2002
Municipal bonds
 After 1 but within 5 years    $   500   $    5      $  -      $   505
 After 10 years                 10,529      297         -       10,826
Mortgage backed securities      10,196      641         -       10,837
Collateralized mortgage
  obligations                    3,999      165         -        4,164
                               -------   ------      ------    -------
 Total securities
   held-to-maturity            $25,224   $1,108      $  -      $26,332
                               =======   ======      ======    =======

December 31, 2001
Municipal bonds
 After 1 but within 5 years    $   500   $    5      $  -      $   505
 After 10 years                 10,536      -           370     10,166
Mortgage backed securities      14,385      534         -       14,919
Collateralized mortgage
  obligations                    5,364      133         -        5,497
                               -------   ------      ------    -------
 Total securities
   held-to-maturity            $30,785   $  672      $  370    $31,087
                               =======   ======      ======    =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

At September 30, 2002 securities with a carrying value and market value of $2,423,000 and $2,489,000, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $17,380,000 and $17,385,000, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $6,694,000 and $7,119,000, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.


NOTE 3 - LOANS
The composition of the loan portfolio is as follows:

                                        September 30,    December 31,
(in thousands)                             2002             2001
                                           ----             ----
Real estate mortgages
  1-to-4 family residential                $193,817         $180,513
  5-or-more family residential               12,030           14,649
  Commercial                                 79,863           78,091
  Land & land development                     1,821            2,997
  Home equity credit                         25,454           32,580
Commercial & industrial                      31,652           34,254
Installment & other                           2,688            3,089
                                           --------         --------
  Total loans, gross                        347,325          346,173
Deferred loan origination fees, net            (211)            (303)
Allowance for loan losses                    (5,498)          (5,502)
                                           --------         --------
  Total loans, net                         $341,616         $340,368
                                           ========         ========

Impaired loans
                                        September 30,    December 31,
(in thousands)                             2002             2001
                                           ----             ----
With no valuation allowance                $  68            $  77
With valuation allowance                     123              696
                                           -----            -----
  Total impaired loans                     $ 191            $ 773
                                           -----            -----
Valuation allowance                        $ 123            $ 100


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

Changes in the allowance for loan losses during the nine month periods ended September 30, are as follows:

                                                September 30,
(in thousands)                               2002           2001
                                             ----           ----
Balance, beginning of period                 $5,502         $5,518
Provision for losses                            -              -
Charge-offs                                    (187)           (71)
Recoveries                                      183             49
                                             ------         ------
Balance, end of period                       $5,498         $5,496
                                             ======         ======

NOTE 4 - NON-PERFORMING ASSETS
The components of non-performing assets are as follows:

                                         September 30,  December 31,
(in thousands)                               2002          2001
                                             ----          ----
Non-accrual loans                            $ 285         $  985
Accruing loans past due 90 days or more        536            760
Accruing troubled debt restructured loans      -              -
                                             -----         ------
 Total non-performing loans                    821          1,745
Real estate acquired in settlement of loans    116            116
                                             -----         ------
 Total non-performing assets                 $ 937         $1,861
                                             =====         ======

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

                               Three months ended   Nine months ended
                                   September 30,      September 30,
(in thousands)                   2002      2001       2002     2001
                                 ----      ----       ----     ----
Basic                            4,283     4,460      4,346    4,490
Effect of dilutive stock options   228       185        238      164
                                 -----     -----      -----    -----
Diluted                          4,511     4,645      4,584    4,654
                                 =====     =====      =====    =====


NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                               Three months ended   Nine months ended
                                   September 30,      September 30,
(in thousands)                   2002      2001       2002     2001
                                 ----      ----       ----     ----
Comprehensive income
 Net income                      $1,774    $1,476     $5,262   $4,249
Net unrealized gains on
  securities during period        1,082     2,673      2,812    3,286
                                 ------    ------     ------   ------
Comprehensive income             $2,856    $4,149     $8,074   $7,535
                                 ======    ======     ======   ======

The components of other comprehensive income, and related tax effects are as follows:

(in thousands)                           Before      Tax       Net of
                                           tax    (expense)     tax
                                         amount    benefit     amount
                                         ------    -------     ------
Three months ended September 30, 2002
Net unrealized gains on securities
  available-for-sale arising
  during the period                      $1,635    $ (556)     $1,079
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-maturity      4        (1)          3
                                         ------    ------      ------
Net unrealized gains on
  securities during period               $1,639    $ (557)     $1,082
                                         ======    ======      ======

Three months ended September 30, 2001
Net unrealized losses on securities
  available-for-sale arising
  during the period                      $4,046    $(1,377)    $2,669
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-maturity      5         (1)         4
                                         ------    -------     ------
Net unrealized gains on
  securities during period               $4,051    $(1,378)    $2,673
                                         ======    =======     ======

Nine months ended September 30, 2002
Net unrealized gains on securities
  available-for-sale arising
  during the period                      $4,242    $(1,442)    $2,800
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-maturity     18         (6)        12
                                         ------    -------     ------
Net unrealized gains on
  securities during period               $4,260    $(1,448)    $2,812
                                         ======    =======     ======

Nine months ended September 30, 2001
Net unrealized gains on securities
  available-for-sale arising
  during the period                      $4,972    $(1,691)    $3,281
Accretion of unrealized loss on
  securities transferred from
  available-for-sale to held-to-maturity      8         (3)         5
                                         ------    -------     ------
Net unrealized gains on
  securities during period               $4,980    $(1,694)    $3,286
                                         ======    =======     ======


NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

                               Three months ended   Nine months ended
                                 September 30,        September 30,
(in thousands)                  2002        2001     2002       2001
                                ----        ----     ----       ----
Current provision
     Federal                    $ 889       $ 781    $2,635     $2,253
     State                        -           -         -          -
                                -----       -----    ------     ------
          Total                   889         781     2,635      2,253
                                -----       -----    ------     ------
Deferred provision
     Federal                      (50)         41      (146)       125
     State                        -           -         -          -
                                -----       -----    ------     ------
          Total                   (50)         41      (146)       125
                                -----       -----    ------     ------
Income tax provision            $ 839       $ 822    $2,489     $2,378
                                =====       =====    ======     ======


Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company ("PIC"). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the nine month periods ended September 30, 2002 and 2001 are 32.1% and 35.9%, respectively, and reflect the full impact of the Connecticut legislation.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
--------------------

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at September 30, 2002 are as follows:

                                                NewMil      Bank
                                                ------      ----
     Leverage ratio                             6.11%       6.12%
     Tier I risk-based ratio                   10.92       10.93
     Total risk-based ratio                    12.17       12.18


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

On November 9, 2000, NewMil acquired Nutmeg Federal Savings and Loan Association ("Nutmeg") for a total purchase price of $20.3 million, in consideration for which, NewMil paid $10.3 million in cash and issued
1.0 million shares of common stock. Resultant goodwill was $8.1 million and core deposit intangible for the transaction was $1.4 million. Amortization on the goodwill has ceased and the core deposit intangible asset is continuing to be amortized over 10 years. Based on the terms of the agreement, Nutmeg shareholders received $8.38 per common share and $14.67 per preferred share, including a net gain (after expenses and taxes payable) on Nutmeg's sale of certain loan servicing rights. Nutmeg was a federally chartered savings and loan association headquartered in Danbury, Connecticut, with $109.1 million in assets and $84.7 million in deposits with four branch locations, including two in Danbury, one in Bethel and one in Ridgefield, Connecticut.

RESULTS OF OPERATIONS
For the three month periods ended September 30, 2002 and 2001

Overview
--------

NewMil earned net income of $1,774,000, or 39 cents per share
(diluted), for the quarter ended September 30, 2002 as compared with $1,476,000, or 32 cents per share (diluted), for the quarter ended September 30, 2001.

Analysis of net interest and dividend income
--------------------------------------------

Net interest and dividend income increased $336,000, or 6.3%, for the quarter ended September 30, 2002 as compared with the prior year period. This increase resulted primarily from a favorable change in volume. Average earning assets have increased $69.3 million due to internal growth. The change in interest due to rate is due mostly to a significant decrease in the cost of interest-bearing deposits resulting from lower market interest rates, off-set by lower yielding earning assets, the impact on asset/liability re-pricing during 2002 as compared with 2001, and to changes in balance sheet mix. The net interest margin decreased 24 basis points to 3.80% from 4.04% over the period, primarily due to changes in balance sheet mix resulting from the asset growth. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended September 30,
                          Average           Income/        Average
                          Balance           Expense        Yield/Rate
(dollars in thousands) 2002     2001     2002     2001    2002     2001
                       ----     ----     ----     ----    ----     ----
Loans(a)               $346,143 $350,032 $5,906 $6,661    6.82%    7.61%
Mortgage backed
  securities (b)        107,533   88,026  1,596  1,459    5.94     6.63
Other securities (b)(c) 141,963   88,280  1,562  1,308    4.40     5.93
                       -------- -------- ------ ------
  Total earning assets  595,639  526,338  9,064  9,428    6.09     7.17
                                         ------ ------
Other assets             51,612   39,972
                       -------- --------
  Total assets         $647,251 $566,310
                       ======== ========

NOW accounts           $ 67,828 $ 60,236    134    171    0.79     1.14
Money market accounts   141,211  116,271    686    836    1.94     2.88
Savings & other          75,487   66,864    302    369    1.60     2.21
Certificates of deposit 203,782  181,451  1,709  2,257    3.36     4.98
                       -------- -------- ------ ------
   Total interest-
   bearing deposits     488,308  424,822  2,831  3,633    2.32     3.42
Borrowings               56,717   46,130    581    479    4.10     4.15
                       -------- -------- ------ ------
   Total interest-
   bearing funds        545,025  470,952  3,412  4,112    2.50     3.49
                                         ------ ------
Demand deposits          43,593   40,682
Other liabilities         5,511    5,639
Shareholders' equity     53,122   49,037
                       -------- --------
Total liabilities &
 shareholders' equity  $647,251 $566,310
                       ======== ========
Net interest income                      $5,652 $5,316
                                         ====== ======
Spread on interest-bearing funds                          3.59     3.68
Net interest margin(d)                                    3.80     4.04

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Three months ended September 30,             2002 versus 2001
(in thousands)                          Change in interest due to
                                 Volume    Rate     Volume/rate   Net
                                 ------    ----     -----------   ---
Interest-earning assets:
  Loans                          $  (74)   $ (689)   $   8      $ (755)
  Mortgage backed securities        323      (153)     (33)        137
  Other securities                  795      (337)    (204)        254
                                 ------    ------    -----      ------
   Total                          1,044    (1,179)    (229)       (364)
                                 ------    ------    -----      ------
Interest-bearing liabilities:
  Deposits                          543    (1,170)    (175)       (802)
  Borrowings                        110        (7)      (1)        102
                                 ------    ------    -----      ------
   Total                            653    (1,177)    (176)       (700)
                                 ------    ------    -----      ------
Net change to interest income    $  391    $   (2)   $ (53)     $  336
                                 ======    ======    =====      ======


Interest income
---------------

Total interest and dividend income decreased $364,000 or 3.9%, for the quarter ended September 30, 2002 as compared with the same period a year ago. Loan income decreased $755,000, or 11.3%, primarily as a result of a lower average yield. Average loans decreased $3.9 million, or 1.1%, primarily due to higher loan repayments during the period.
The decrease in the average loan yield, down 79 basis points, was due to lower market interest rates throughout 2002, and to changes in portfolio mix. Investment income increased $391,000, or 14.1%, as a result of higher average volume and lower average yields. Average securities increased $73.2 million, or 41.5%. The decrease in average investment yield, down 122 basis points to 5.06%, was due to lower market rates on new securities added during 2002, and to changes in portfolio mix.

Interest expense
----------------

Interest expense for the quarter ended September 30, 2002 decreased $700,000, or 17.0%, as compared with the same period a year ago as a result of a significant decline in the cost of funds, offset in part by deposit growth and higher average borrowings. Deposit expense decreased $802,000, or 22.1%, as a result of lower deposit rates and changes in deposit mix. Average interest-bearing deposits increased $63.5 million, or 14.9%. The average cost of interest-bearing deposits decreased 110 basis points to 2.32%. Interest expense on borrowings increased $102,000, or 21.3%, as a result of increased average borrowings, up $10.6 million, offset in-part by a lower borrowing cost, down 5 basis points to 4.10%.

Provision and Allowance for loan losses
---------------------------------------

NewMil made no provision for loan losses during the quarters ending September 30, 2002 and 2001. During the past several years the Bank has experienced an improvement in loan quality and loss recoveries. These factors have enabled the Bank to reduce its provision for loan losses to zero while maintaining reserve adequacy. The following table sets forth key ratios for the periods presented.

                             September 30,  December 31,  September30,
(in thousands)                  2002           2001          2001
                                ----           ----          ----
Ratio of allowance for loan losses:
  to non-performing loans       669.7%         315.3%        319.9%
  to total gross loans            1.6            1.6           1.6
Ratio of non-performing loans
  to total loans                  0.2            0.5           0.5


During the nine months ended September 30, 2002 non-performing loans declined $924,000, or 53.0%, while gross loans increased slightly, by $1.2 million, or 0.36%. NewMil remains adequately reserved both against total loans and non-performing loans. For a discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods. Management must make estimates using assumptions and information that is often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at September 30, 2002. Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was examined by the FDIC in February 2001 and by the State of Connecticut's Department of Banking in June 2002 and no additions to the allowance were requested as a result of these examinations.

The allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses is computed by taking the portfolio and segregating it into various risk rating and product type categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the risk rating and product type.

Non-interest income
-------------------

The following table details the principal categories of non-interest income.

                                        September 30,
(in thousands)                         2002       2001      Change
                                       ----       ----      ------
Service charges on
 deposit accounts                      $580       $535    $ 45    8.4%
Gains on sales of mortgage
 loans, net                             131        116      15   12.9
Gains on sale of other real
 estate property owned                    7        -         7    -
Loan servicing                           14         30     (16)  53.3
Increase in cash surrender value
 of bank-owned life insurance           127        -       127    -
Other                                    91        127     (36) (28.3)
                                       ----       ----    ----   -----
 Total non-interest income             $950       $808    $142   17.6%
                                       ====       ====    ====   =====


The increase in non-interest income for the quarter ended September 30, 2002 as compared to the prior year period resulted primarily from growth in service fees and the increase in the cash surrender value of bank-owned life insurance, gains on sales of residential mortgages, a gain on a sale of an OREO property, offset by lower loan servicing fees and lower other income. The increase in service fees is due to the growth in the number of deposit accounts serviced during the 2002 period as compared with the 2001 period. The Bank purchased bank-owned life insurance in December 2001 and March 2002. The increase in the gains on sales of residential mortgage loans resulted from higher loan sales volume, $7.6 million in 2002 compared to $7.1 million in 2001.
Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. The decrease in loan servicing fees resulted from run-off in the loan servicing portfolio.

Operating expenses
------------------

The following table details the principal categories of operating expenses.

                                       September 30,
(in thousands)                        2002      2001        Change
                                      ----      ----        ------
Salaries and benefits                 $2,255    $1,917   $338    17.6%
Occupancy                                334       320     14     4.4
Equipment                                289       317    (28)   (8.8)
Professional, collection & OREO          168       175     (7)   (4.0)
Postage and telecommunications           131       135     (4)   (3.0)
Printing and office supplies              99       111    (12)  (10.8)
Marketing                                 99       102     (3)   (2.9)
Service bureau                           104       112     (8)   (7.1)
Amortization of intangibles               72       163    (91)  (55.8)
Other                                    438       474    (36)   (7.6)
                                      ------    ------   ----     ----
 Total operating expenses             $3,989    $3,826   $163     4.3%
                                      ======    ======   ====     ====

The increase in compensation expense for the quarter ended September 30, 2002 as compared with the prior year period was due primarily to year-over-year salary increases, additional employees, higher accrued bonuses, increased supplemental retirement plan expense and a decrease in the pension plan benefit. The increase in occupancy expense results primarily from higher building maintenance, cleaning and utilities costs of our facilities. The decrease in equipment expense is primarily due to lower depreciation expense. There was a slight decrease in postage and telecommunications costs due to implementing certain telecommunications network changes as well as the general timing of various direct mailing campaigns during the 2002 and 2001 periods. The minimal decrease in printing and office supplies reflects a reduction in usage. The slight decline in marketing costs resulted from decreased advertising activities during the current quarter. The decline in the amortization of intangible assets in the 2002 period resulted from the discontinuance of goodwill amortization as a result of the adoption of SFAS 142 effective January 1, 2002. Changes in other operating expense also reflect the bank's management of controlling expenses during the period.

Income taxes
------------

Net income for the quarter included an income tax provision of $839,000 representing a 32.1% effective rate, as compared with a provision of $822,000 a year ago, representing a 35.8% effective rate. The difference between NewMil's effective tax rate and the corporate tax rate of 34% is attributable to the amortization of intangibles during the 2002 and 2001 periods and other book/tax differences.


RESULTS OF OPERATIONS
For the nine month periods ended September 30, 2002 and 2001

Overview
--------

NewMil earned net income of $5,262,000, or $1.15 cents per share
(diluted), for the nine months ended September 30, 2002 as compared with $4,249,000, or 91 cents per share (diluted), for the nine months ended September 30, 2001.

Analysis of net interest and dividend income
--------------------------------------------

Net interest and dividend income increased $2,110,000, or 13.8%, for the nine months ended September 30, 2002 as compared with the prior year period. This increase resulted from a $70.6 million increase in average earning assets. The net interest margin during the period remained flat at 4.01% when compared to the prior year period. The increase in earning assets is due to internal growth. The net interest margin remained stable at 4.01% due to a significant decrease in the cost of funds, resulting from lower market interest rates, steepening in the yield curve and its impact on asset/liability repricing during 2002 as compared with 2001 and to changes in balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Nine months ended September 30,
                         Average           Income/          Average
                         Balance           Expense          Yield/Rate
(dollars in thousands) 2002     2001     2002    2001      2002    2001
                       ----     ----     ----    ----      ----    ----
Loans(a)               $342,284 $343,616 $18,109 $20,321   7.05%   7.89%
Mortgage backed
 securities (b)         114,028   85,246   5,195   4,250   6.07    6.65
Other securities (b)(c) 121,353   78,165   4,376   3,566   4.81    6.08
                       -------- -------- ------- -------
   Total earning assets 577,665  507,027  27,680  28,137   6.39    7.40
                                         ------- -------
Other assets             49,071   37,337
                       -------- --------
   Total assets        $626,736 $544,364
                       ======== ========

NOW accounts           $ 67,023 $ 56,722     460     480   0.92    1.13
Money market accounts   134,108  116,156   2,075   2,880   2.06    3.31
Savings & other          73,699   65,594     937   1,161   1.70    2.36
Certificates of deposit 192,081  178,079   5,062   7,084   3.51    5.30
                       -------- -------- ------- -------
    Total interest-
    bearing deposits    466,911  416,551   8,534  11,605   2.44    3.72
Borrowings               59,840   36,402   1,769   1,265   3.94    4.63
                       -------- -------- ------- -------
    Total interest-
    bearing funds       526,751  452,953  10,303  12,870   2.61    3.79
                                         ------- -------
Demand deposits          41,583   37,635
Other liabilities         6,236    5,371
Shareholders' equity     52,166   48,405
                       -------- --------
Total liabilities &
 shareholders' equity  $626,736 $544,364
                       ======== ========
Net interest income                      $17,377 $15,267
                                         ======= =======
Spread on interest-bearing funds                           3.78    3.61
Net interest margin(d)                                     4.01    4.01

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Nine months ended September 30,            2002 versus 2001
(in thousands)                         Change in interest due to
                                Volume    Rate      Volume/rate    Net
                                ------    ----      -----------    ---
Interest-earning assets:
  Loans                         $  (79)   $(2,142)  $  9      $(2,212)
  Mortgage backed securities     1,435       (367)  (123)         945
  Other securities               1,971       (747)  (414)         810
                                ------    -------   ----      -------
   Total                         3,327     (3,256)  (528)        (457)
                                ------    -------   ----      -------
Interest-bearing liabilities:
  Deposits                       1,403     (3,992)  (482)      (3,071)
  Borrowings                       814       (189)  (121)         504
                                ------    -------   ----      -------
   Total                         2,217     (4,181)  (603)      (2,567)
                                ------    -------   ----      -------
Net change to interest income   $1,110    $   925   $ 75      $ 2,110
                                ======    =======   ====      =======


Interest income
---------------

Total interest and dividend income decreased $457,000 or 1.6%, for the nine months ended September 30, 2002 as compared with the same period a year ago. Loan income decreased $2.2 million, or 10.9%, primarily as a result of a lower average yield. Average loans decreased slightly by $1.3 million. The decrease in the average loan yield, down 84 basis points, was due to lower market interest rates throughout 2002, and to changes in portfolio mix. Loan income for the nine months ended September 30, 2002 included $192,000 of interest recaptured from a former non-performing loan. Investment income increased $1.8 million, or 22.5%, as a result of higher average volume and lower average yields. Average securities increased $72.0 million, or 44.0%. The decrease in average investment yield, down 96 basis points to 5.42%, was due to lower market rates on new securities added during 2002, and to changes in portfolio mix.

Interest expense
----------------

Interest expense for the nine month period ended September 30, 2002 decreased $2.6 million, or 19.9%, as compared with the same period a year ago as a result of a significant decline in the cost of funds, offset in part by deposit growth and higher average borrowings. Deposit expense decreased $3.1 million, or 26.5%, as a result of lower deposit rates and changes in deposit mix. Average interest-bearing deposits increased $50.4 million, or 12.1%. The average cost of interest-bearing deposits decreased 128 basis points to 2.44%. Interest expense on borrowings increased $504,000, or 39.8%, as a result of increased average borrowings, up $23.4 million, offset in-part by a lower borrowing cost, down 69 basis points.

Provision and Allowance for loan losses
---------------------------------------

NewMil made no provision for loan losses during the nine months ending September 30, 2002 and 2001. During the past several years the Bank has experienced an improvement in loan quality. These factors have enabled the Bank to reduce its provision for loan losses to zero while maintaining reserve adequacy. For a detailed discussion of the Bank's allowance for loan losses refer to "Results of Operations - For the three month periods ended September 30, 2002 and 2001" above.

Non-interest income
-------------------

The following table details the principal categories of non-interest income.

                                    September 30,
(in thousands)                     2002       2001        Change
                                   ----       ----        ------
Service charges on
 deposit accounts                  $1,727     $1,534    $193    8.4%
Gains on sales of mortgage
 loans, net                           348        306      42   13.7
Gains on sale of other real
 estate property owned                  7        -         7    -
Loan servicing                         48        109     (61)  (56.0)
Increase in cash surrender value
 of bank-owned life insurance         336        -       336    -
Other                                 248        332     (84)  (25.3)
                                   ------     ------    ----    -----
 Total non-interest income         $2,714     $2,281    $433    19.0%
                                   ======     ======    ====    =====


The increase in non-interest income for the nine month period ended September 30, 2002 as compared to the prior year period results primarily from growth in service fee income, the increase in the cash surrender value of bank-owned life insurance, increased gains on sales of residential mortgage loans and the gain from the sale of an other real estate property owned. The increase in service charges on deposit accounts is due to growth in the number of deposit accounts serviced during the 2002 period as compared to the 2001 period. The Bank purchased bank-owned life insurance in December 2001 and March 2002. The increase in the gains on sales of residential mortgage loans resulted from higher loan sales volume, $21.9 million in 2002 compared to $17.8 million in 2001. Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. The decrease in loan servicing fees resulted from run-off in the loan servicing portfolio. Other fees declined primarily due to lower commissions earned on issuances of official checks and money orders during the period.

Operating expenses
------------------

The following table details the principal categories of operating expenses.

                                    September 30,
(in thousands)                     2002       2001          Change
                                   ----       ----          ------
Salaries & benefits               $ 6,677    $ 5,425    $1,252   23.1%
Occupancy                           1,045        964        81    8.4
Equipment                             858        978      (120) (12.3)
Professional, collections and OREO    599        502        97   19.3
Postage and telecommunications        404        401         3    0.8
Printing and office supplies          324        322         2    0.6
Marketing                             392        293        99   33.8
Service bureau                        288        285         3    1.1
Amortization of intangibles           215        489      (274) (56.0)
Other                               1,538      1,262       276   21.9
                                  -------    -------    ------   ----
 Total operating expenses         $12,340    $10,921    $1,419   13.0%
                                  =======    =======    ======   ====


The increase in compensation expense for the nine month periods ended September 30, 2002 as compared with the prior year period was due primarily to year-over-year salary increases and accrued bonus increases, increased supplemental retirement plan expense and a decrease in the pension plan benefit. The increase in occupancy expense results primarily from higher property taxes, maintenance, building cleaning, repairs and depreciation expenses. The decrease in equipment expense is primarily due to lower equipment and software maintenance costs and lower depreciation expenses on computer equipment and software. The increase in professional, collection and OREO costs during the period is primarily due to additional consulting for information systems, higher audit fees and additional corporate legal fees. The increase in postage and telecommunications is due to the higher number of deposit accounts serviced and increased postage costs. The increase in printing and office supplies is also due primarily to the higher number of deposit accounts serviced throughout our branch network. Marketing expense increased primarily as a result of increased advertising activities during the current period. Service bureau expense has increased as a result of growth in the number of deposit accounts since the prior year period. The decrease in the amortization of intangible assets in the 2002 period relates to the discontinuance of goodwill amortization as a result of the adoption of SFAS 142 effective January 1, 2002. Changes in other operating expense also reflect the increased costs associated with the internal growth of NewMil.

Income taxes
------------

Net income for the nine month period included an income tax provision of $2,489,000, representing a 32.1% effective rate, as compared with a provision of $2,378,000 a year ago, representing a 35.9% effective rate. The difference between NewMil's effective tax rate and the corporate tax rate of 34% is attributable to the amortization of intangibles during the 2002 and 2001 periods and other book/tax differences.


FINANCIAL CONDITION

During the nine month period ended September 30, 2002 total assets grew $56.9 million, or 9.4%, to $636.9 million. This increase was due to deposit growth of $70.4 million, or 14.8%, offset by a decrease in borrowings of $15.9 million, or 21.7%. During the period securities increased $6.3 million, or 3.0%, and overnight federal funds sold increased $40.0 million, while net loans increased $1.2 million, or 0.4%. Non-performing assets declined to $937,000, or 0.14% of total assets at September 30, 2002.

Securities
----------

During the period ended September 30, 2002 securities increased $6.3 million, or 3.0%, to $218.7 million and overnight federal funds sold increased $40.0 million to $44.7 million. During the period NewMil purchased $15.2 million of fixed rate mortgage backed securities and $25.2 million of fixed rate agency securities.

NewMil's securities portfolio consists of US Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs) and Federal Home Loan Bank stock. At September 30, 2002, the portfolio had a projected weighted average duration and life of 3.0 years and 3.9 years, respectively, based on median projected prepayment speeds at current interest rates. At September 30, 2002, securities totaling $193.5 million, or 88.5%, were classified as available-for-sale and securities totaling $25.2 million, or 11.5%, were classified as held-to-maturity.

Loans
-----

During the period ended September 30, 2002 net loans increased $1.2 million, or 0.4%. Loan originations and advances totaled $111.9 million, while loan repayments were $111.2 million. In addition, NewMil originated and sold in the secondary market $21.9 million of residential mortgage loans during the period. Major loan classifications are as follows:

                                September 30,     December 31,
(in thousands)                     2002              2001
                                   ----              ----
Real Estate Mortgages:
  Residential
   1-to-4 family                   $193,817          $180,513
   5-or-more family                  12,030            14,649
  Commercial                         79,863            82,422
  Land & land development             1,821             2,998
  Home equity credit                 25,454            32,580
                                   --------          --------
   Total mortgage loans             312,985           313,162
Commercial and industrial            31,652            29,922
Installment and other                 2,688             3,089
                                   --------          --------
  Total loans, gross                347,325           346,173
Deferred loan origination
  fees and purchase
  premium, net                         (211)             (303)
Allowance for loan losses            (5,498)           (5,502)
                                   --------          --------
   Total loans, net                $341,616          $340,368
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


Non-performing assets
The composition of non-performing assets is as follows:

                                   September 30,    December 31,
(in thousands)                        2002             2001
                                      ----             ----
Non-accruing loans                    $285             $  985
Accruing loans past due
  90 days or more                      536                760
Accruing restructured loans            -                  -
                                      ----             ------
   Total non-performing loans          821              1,745
OREO, net                              116                116
                                      ----             ------
   Total non-performing assets        $937             $1,861
                                      ====             ======


In addition to non-performing assets, at September 30, 2002 NewMil had $1,531,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

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

Operating activities for the nine-month period ended September 30, 2002 provided net cash of $773,000. Investing activities utilized net cash of $4.4 million, principally for securities purchases, offset in part by security repayments and maturities, and to a lesser degree net loan advances. Financing activities provided net cash of $49.4 million, principally from increases in deposits and repurchase agreements, offset in part by FHLB repayments, cash dividends paid and treasury stock purchases.

At September 30, 2002, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $91.3 million, to net deposits and short term unsecured liabilities, was 62.0%, well in excess of NewMil's minimum guideline of 15%. At September 30, 2002, NewMil had outstanding commitments to fund new loan originations of $33.2 million, construction mortgage commitments of $5.0 million and unused lines of credit of $34.1 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.


CAPITAL RESOURCES

During the period ended September 30, 2002 shareholders' equity increased $3.2 million to $53.8 million and book value per share increased $1.11 to $12.63. Positively impacting shareholders' equity was net income of $5,262,000, or $1.15 per share (diluted), other comprehensive income of $2,812,000 (net increase in the unrealized gains on securities available-for-sale, net of taxes), common stock issued of $44,000, stock option exercise proceeds of $202,000 and a tax benefit from the exercise of non-qualified stock options of $207,000. Offsetting these increases in shareholder's equity were treasury stock purchases amounting to $3,663,000 and dividend payments of $1,630,000.

Capital requirements
--------------------

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At September 30, 2002 NewMil's tier 1 leverage capital ratio was 6.11% and its tier 1 and total risk-based capital ratios were 10.92% and 12.17%, respectively. At September 30, 2002 the Bank's tier 1 leverage capital ratio was 6.12% and its tier 1 and total risk-based capital ratios were 10.93% and 12.18%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               11.1  Computation of earnings per share.

               99.1 Sarbanes-Oxley Certification by Francis J. Wiatr, Chairman, President and CEO.

               99.2 Sarbanes-Oxley Certification by B. Ian McMahon, Chief Financial Officer.


          (b)  Report on Form 8-K.

               None


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            NEWMIL BANCORP, INC.



November 7, 2002            By:   /s/Francis J. Wiatr
                               ------------------------------
                                  Francis J. Wiatr,
                            Its:  Chairman, President and CEO



November 7, 2002            By:   /s/B. Ian McMahon
                               --------------------------
                                  B. Ian McMahon,
                            Its:  Chief Financial Officer





                             Certification
                             -------------

I, Francis J. Wiatr, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NewMil
Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to records, process, summarizes and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not materials, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                            NEWMIL BANCORP, INC.



Date:  November 7, 2002     By:   /s/Francis J. Wiatr
                               ------------------------------
                                  Francis J. Wiatr,
                            Its:  Chairman, President and CEO



                             Certification
                             -------------

I, B. Ian McMahon, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NewMil
Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to records, process, summarizes and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not materials, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                            NEWMIL BANCORP, INC.



Date:  November 7, 2002     By:  /s/B. Ian McMahon
                               -------------------------
                                 B. Ian McMahon,
                            Its: Chief Financial Officer




                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEWMIL BANCORP, INC.



November 7, 2002              By:   /s/Francis J. Wiatr
                                 ------------------------------
                                    Francis J. Wiatr,
                              Its:  Chairman, President and CEO