Form 10-K
period 2002-12-31
NEWMIL BANCORP INC
filed 2003-03-27
CIK 807524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2002

Commission file number 0-16455

NEWMIL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1186389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 Main Street, New Milford, CT	06776
(Address of principal executive offices)	(Zip code)

(860) 355-7600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.50 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    ☐    No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked prices of such stock, as of June 30, 2002, is $64,170,000.00. The number of shares of Common Stock outstanding as of March 12, 2003, is 4,228,006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated March 31, 2003 for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part II (Item 5) and Part III (Items 10, 11, 12 and 13).

PART I

Item 1. BUSINESS

General

NewMil Bancorp, Inc., (“NewMil”), a Delaware corporation formed in 1987, is the registered bank holding company for NewMil Bank (“the Bank”), a wholly-owned subsidiary. NewMil’s activity is currently limited to the holding of the Bank’s outstanding capital stock and the Bank is NewMil’s only subsidiary and its primary investment. NewMil’s net income is presently derived from the business of the Bank. Future establishment or acquisition of subsidiaries by NewMil is possible. For a discussion of the acquisition of Nutmeg Federal Savings & Loan, by NewMil in November 2000, see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations – Business”. Nevertheless, it is expected that the Bank will account for most of NewMil’s net income in the foreseeable future.

The Bank, which was organized in 1858, is a Connecticut chartered and Federal Deposit Insurance Corporation (“FDIC”) insured savings bank headquartered in New Milford, Connecticut. The Bank’s principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank offers both consumer and commercial deposit accounts, including checking accounts, interest bearing “NOW” accounts, money market accounts, certificates of deposit, savings accounts, Individual Retirement Accounts and sweep accounts. The Bank provides 24x7 access to banking through automated teller machines in sixteen branches, through its internet site at www.newmil.com and through bank by phone.

The Bank offers a broad range of mortgage and consumer loans to the residents of its service area including residential mortgages, home equity credit lines and loans, installment loans and collateral loans. The Bank sells some of the residential mortgages that it originates on a servicing released basis. The Bank offers a broad range of mortgage and commercial loans to the companies and small businesses of its service area including lines of credit, term loans, Small Business Administration (“SBA”) loans, commercial real estate mortgages, and construction and development mortgages. In addition, the Bank offers services including money orders, travelers’ checks and safe deposit boxes. Although so empowered, the Bank is not currently offering trust services.

NewMil’s results of operations are significantly affected by general economic and competitive conditions, the real estate market, changes in interest rates, government policies and actions of regulatory authorities. The general economic climate over the past several years has been favorable. Should these conditions deteriorate, NewMil’s operations could be adversely impacted.

Market Area and Competition

The Bank conducts its business through eighteen full service offices, and one special needs office at an independent life-care retirement community, located in Connecticut’s Litchfield, Fairfield and New Haven Counties. The Bank’s service area, which has a population of approximately 460,000, enjoys a balance of manufacturing, trade, and service employment and is home to a number of Fortune 500 companies. Although the Bank’s primary market area is Litchfield and northern Fairfield counties, the Bank has depositors and borrowers that live outside of these areas.

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

The Bank’s competition for real estate loans comes primarily from mortgage banking companies, savings banks, commercial banks, insurance companies, and other institutional lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and the efficiency and quality of services it offers borrowers, real estate brokers and builders. Factors that affect competition include, among others, the general availability of funds and credit, general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Congress passed legislation in 1994 providing for a phase-in of full interstate branching. Connecticut law has since 1990 provided for full interstate banking and, more recently, has adopted legislation allowing interstate branching, subject to certain limitations. In recent years several out of state financial institutions, almost all larger and with greater financial resources than the Bank, have acquired Connecticut financial institutions and begun operations in Connecticut. This has both increased competition in NewMil’s market areas and resulted in the reduction of locally-based competition through consolidations. NewMil may consider expansion within or outside of Connecticut provided appropriate opportunities and conditions exist. For a discussion of the acquisition of Nutmeg Federal Savings & Loan, by NewMil in November 2000, see Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations – Business”.

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

One-to-Four Family Residential Mortgage Loans: The Bank offers a variety of fixed and adjustable rate loans, including adjustable rate loans that have fixed rates for an initial period ranging from 1 to 10 years and adjust annually thereafter. The Bank offers amortization periods of up to 30 years. The Bank’s adjustable rate loans generally have a limit on the maximum rate change per interest rate adjustment of 2.0% to 3.0%, and have limits on the total interest rate adjustments during the life of a loan ranging from 4.0% to 6.0%, depending on the initial rate and type of loan. The Bank’s adjustable rate loans include loans whose interest rate adjustments are based on U.S. Treasury constant maturity indices and other indices.

The Bank’s initial rates on adjustable rate mortgage loans are offered at levels which are intended to be competitive within the Bank’s service area and which are frequently at a discount from fully indexed contractual rates. The Bank charges origination fees ranging from no fee to several percent, depending on the initial rate and type of loan.

Adjustable rate mortgage loans allow the Bank to maintain a degree of rate sensitivity, though the extent of this sensitivity is limited by the re-pricing intervals and caps contained in each loan type.

The Bank’s residential mortgage loans are underwritten based on the borrower’s income in accordance with secondary market or investor standards. In evaluating a potential residential mortgage borrower, the Bank considers a number of factors, including the creditworthiness of the borrower, the capacity of the borrower to repay the loan, an appraisal of the property to be mortgaged and a review of the loan to value ratio.

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

Commercial and Industrial Loans: The Bank offers secured commercial business loans, generally adjustable-rate loans with the adjustment of interest based on the Prime Rate plus a spread. The Bank believes it has been conservative in its underwriting standards for this market with the goal of obtaining quality loans for the portfolio. The Bank also offers SBA and other Government guaranteed loans. The Bank’s loan products are targeted for, and tailored to the needs of, the local business and professional community in the Bank’s market area. The Bank’s legal lending limit to any one borrower at December 31, 2002 was $6.6 million, or 15% of Tier I and Tier II capital. Generally, the Bank’s concentration to any one borrower does not exceed 50% of the Bank’s legal lending limit and the average loan size is under $500,000. Most business loans are secured by liens on business assets including inventory, receivables and or liens on real property. In addition, most loans are further secured by the personal guaranty of the owners of the business.

For further discussion of the composition and quality of the loan portfolio see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Financial Condition – Loans” on page 27 through page 30.

Supervision and Regulation

Federal Bank Holding Company Regulation: NewMil is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the types of companies which NewMil may acquire or organize and the activities in which it or they may engage. In general, NewMil and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, NewMil must obtain the prior approval of the Board of Governors of the Federal Reserve System (“the FRB”) to acquire control of any bank; to acquire, with certain exceptions, more than 5 percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company. As a result of such laws and regulation, NewMil is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower. The Financial Modernization Act of 1999 created, among other things, a new entity, the “financial holding company”. Such entities can engage in a broader range of activities that are “financial in nature”, including insurance underwriting, securities underwriting and merchant banking. Financial holding companies can be established relatively easily through a notice filing with the FRB, which acts as the “umbrella regulator” for such entities. NewMil may determine to become a financial holding company in the future.

Federal Reserve System: NewMil is required by the Board of Governors of the Federal Reserve System to maintain cash reserves against its deposits. After exhausting all other sources of funds, NewMil may request to borrow from the Federal Reserve. Bank holding companies registered with the FRB are, among other things, restricted from making direct investments in real estate. Both NewMil and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors’ funds.

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

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the FRB and the FDIC. For information on these capital requirements and NewMil and the Bank’s capital ratios see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” and Note 10 to the Financial Statements – Shareholders Equity under Capital Requirements.

Connecticut Banking Law and FDIC Regulation: The Bank is a state chartered savings bank organized under the Banking Law of the State of Connecticut. Deposits are insured by the FDIC and FDIC insurance premiums are assessed on the Bank’s deposit base on a semi-annual basis at variable rates dependent upon the Bank’s capital rating and other safety and soundness considerations. The Bank is subject to regulation, examination and supervision by the Connecticut Banking Department and the FDIC. Both the Connecticut Banking Department and the FDIC issue regulations and require the filing of reports describing the activities and financial condition of the banks under their jurisdiction. Each agency conducts periodic examinations to test safety, soundness and compliance with various regulatory requirements and generally supervises the operations of such banks.

Sarbanes-Oxley Act of 2002: On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although NewMil anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, NewMil does not expect that such compliance will have a material impact on NewMil’s or the Banks’ results of operations or financial condition.

Employees

The Bank had 167 full-time and 20 part-time employees at December 31, 2002. Management considers the Bank’s relationship with its employees to be good. The Bank’s employees are not represented by any collective bargaining groups.

Subsidiaries

The Bank is NewMil’s only subsidiary and accounts for 100% of NewMil’s income. At December 31, 2002, the Bank had three wholly-owned subsidiaries, NewMil Mortgage Company, Asset Recovery Management Company and New Mil Asset Company. NewMil Mortgage Company is a passive investment company (“PIC”) that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporate Business Tax. Asset Recovery Management Company and New Mil Asset Company were both formed to hold and liquidate certain foreclosed real estate and are presently inactive.

Item 2. PROPERTIES

The Bank conducts its business at its main office, located at 19 Main Street, New Milford, Connecticut, and through 18 full service branches located in Litchfield, Fairfield and New Haven Counties in addition to one limited service branch located in Southbury, Connecticut. The Bank owns its main office and seven of its branches. The ten other full service locations are leased by the Bank. The following table sets forth certain information regarding the Bank’s branch offices, as of December 31, 2002.

Branch office	Location	Date Owned, Acquired /Opened	Lease or Owned	Expiration Date
			(a)
Bethel	Stony Hill Road, Bethel, CT	2000	Leased	2005
Brookfield	Route 7, Brookfield, CT	1964	Leased	2005
Boardman Terrace	53 Main Street, New Milford, CT	1977	Owned	—
Bridgewater(b)	Routes 57 & 133, Bridgewater, CT	1981	Owned	—
Canaan	Main St. & Granite Avenue, Canaan, CT	1982	Owned	—
Danbury	Main Street, Danbury, CT	2000	Leased	2006
Danbury	North Street Shopping Center, Danbury, CT	2000	Leased	2006
Kent	50 North Main St., Kent, CT	1960	Owned	—
Lanesville	291 Danbury Road, New Milford, CT	1989	Owned	—
Morris	Route 109 & 63, Morris, CT	1981	Owned	—
New Fairfield	Routes 37 & 39, New Fairfield, CT	1969	Leased	2004
New Milford(c)	19 Main Street, New Milford, CT	1902	Owned	—
New Preston(d)	Routes 202 & 45, New Preston, CT	1979	Owned	—
Norwalk	187 Main Street, Norwalk, CT	1997	Leased	2004
Pomperaug Woods(e)	Heritage Road, Southbury, CT	2000	N/A	—
Ridgefield	Route 7, Ridgefield, CT	2000	Leased	2004
Sharon	Route 41, Sharon, CT	1971	Leased	2007
Sherman	Routes 37 & 39, Sherman, CT	1976	Leased	2004
Southbury	Grand Union Supermarket 775 Main Street South, Southbury, CT	1997	Leased	2007

(a)	Information concerning the Bank’s lease payments can be found at Note 14.
(b)	The Bank owns an additional building on this site, which is leased at an annual rent of $5,000.
(c)	Main Office.
(d)	The Bank owns an additional building on this site, which is leased at an annual rent of $14,800.
(e)	The Bank operates a limited service office, one day a week, at this location for the residents of Pomperaug Woods. Pomperaug Woods is an independent life-care retirement community located in Southbury, Connecticut.

Item 3. LEGAL PROCEEDINGS

Neither NewMil nor the Bank is involved in any legal proceedings other than that which is ordinary routine litigation incidental to its business. One such case in which the Bank is the defendant is scheduled to go to trial in April, 2003. The plaintiff claims to have been deprived of an opportunity to purchase certain foreclosed real property owned by the Bank at the time, because the Bank refused to make a loan to the plaintiff to do so. The plaintiff claims damages in the several millions of dollars due to the loss of developmental opportunity. The Bank intends to defend its position vigorously as it believes that the allegations are without merit, that the claims are unsupportable by the facts, and that the claims are not well founded under the evidence or the law.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2002, no matter was submitted to a vote of the shareholders of NewMil.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

For the information required by this item see “Quarterly Financial Data (unaudited) in Note 17, “Selected Quarterly Consolidated Financial Data”. For a discussion of NewMil’s dividend policy and restrictions on dividends see “Management Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Dividend Restrictions”. For information on NewMil’s Stock Equity Compensation Plan see page 11 of NewMil’s Proxy Statement dated March 31, 2003.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth NewMil’s consolidated financial and other data at the dates and for the periods indicated. This data has been derived from NewMil’s audited consolidated financial statements. The results as of and for the years ended December 31, 2002 and 2001 and for the six month period ended December 31, 2000 reflect the acquisition of Nutmeg Federal Savings and Loan Association on November 9, 2000.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

	At or for the years ended December 31,			At or for the six months ended December 31,		At or for the years ended June 30,
	2002	2001	2000	2000	1999	2000	1999
					Unaudited
Statement of Income
Interest & dividend income	$36,433	$37,648	$28,879	$15,709	$12,006	$25,175	$24,456
Interest expense	13,356	16,631	13,768	7,801	5,144	11,111	11,807
Net interest income	23,077	21,017	15,111	7,908	6,862	14,064	12,649
Provision (credit) for loan losses	—	—	(391)	(416)	(495)	(470)	100
Non-interest income:
Service fees & other	3,214	2,652	1,918	1,051	944	1,809	1,545
Gains on sales of loans, net	574	406	156	93	84	147	547
Losses on sales of securities, net	—	—	—	—	(109)	(109)	—
(Loss) Gain on sales of OREO	(43)	—	62	39	23	46	1,342
Non-interest expense	16,850	15,291	11,285	6,382	5,435	10,336	10,438
Income before income taxes	9,972	8,784	6,353	3,125	2,864	6,091	5,545
Income tax provision	3,122	3,158	2,236	1,119	960	2,076	2,264
Income before effect of accounting change & extraordinary item	6,850	5,626	4,117	2,006	1,904	4,015	3,281
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	—	—	(162)
Extraordinary item, net of taxes	—	—	—	—	—	—	(87)
Net income	6,850	5,626	4,117	2,006	1,904	4,015	3,032
Financial Condition
Total assets	$661,595	$607,026	$523,578	$523,578	$341,798	$392,572	$352,117
Loans, net	347,215	340,368	332,544	332,544	214,312	223,734	210,036
Allowance for loan losses	5,250	5,502	5,518	5,518	5,029	4,978	4,989
Securities	197,661	212,408	140,398	140,398	108,582	144,307	118,202
Deposits	548,806	476,116	437,793	437,793	299,254	319,626	300,123
Borrowings	45,077	67,540	27,500	27,500	7,500	35,750	15,000
Shareholders’ equity	54,236	50,594	47,517	47,517	33,137	34,325	33,135
Non-performing assets	1,535	1,861	1,741	1,741	2,094	1,218	1,569
Per Share Data
Income before effect of accounting change & extraordinary item
Diluted	$1.50	$1.21	$1.05	$0.50	$0.50	$1.05	$0.82
Basic	1.59	1.26	1.10	0.52	0.52	1.10	0.87
Net income
Diluted	1.50	1.21	1.05	0.50	0.50	1.05	0.76
Basic	1.59	1.26	1.10	0.52	0.52	1.10	0.80
Cash dividends	0.50	0.44	0.41	0.21	0.20	0.40	0.35
Book value	12.77	11.52	10.35	10.35	9.10	9.52	9.04

	At or for the years ended December 31,			At or for the six months ended December 31,		At or for the years ended June 30,
	2002	2001	2000	2000	1999	2000	1999
					Unaudited
Statistical Data
Net interest margin	3.95%	4.05%	3.94%	3.86%	4.08%	4.06%	3.64%
Efficiency ratio	62.82	63.51	65.43	70.20	69.24	64.77	64.90
Effective tax rate	31.31	35.95	35.20	35.81	33.52	34.08	40.83
Return on average assets	1.08	1.01	1.03	0.93	1.10	1.12	0.84
Return on average shareholders’ equity	13.03	11.42	11.53	10.49	11.48	12.11	8.84
Dividend payout ratio	31.45	34.92	37.27	37.79	38.34	36.36	43.75
Allowance for loan losses to total loans	1.49	1.59	1.63	1.63	2.29	2.18	2.32
Non-performing assets to total assets	0.23	0.31	0.33	0.33	0.61	0.31	0.45
Tier 1 leverage capital	6.13	6.56	8.06	8.06	9.84	9.19	9.53
Total risk-based capital	12.14	12.18	12.98	12.98	18.53	16.83	19.40
Average shareholders’ equity to average assets	8.22	8.83	8.93	8.89	9.66	9.26	9.49
Weighted average equivalent shares outstanding, diluted	4,555	4,639	3,913	4,035	3,840	3,807	3,985
Shares outstanding at end of period (excluding Treasury stock)	4,235	4,391	4,591	4,591	3,640	3,606	3,664

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

NewMil, a Delaware corporation, is a bank holding company for NewMil Bank, a Connecticut-chartered and Federal Deposit Insurance Corporation (“FDIC”) insured savings bank headquartered in New Milford, Connecticut. NewMil’s principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities, and conducts its business from eighteen full-service offices in Connecticut’s Litchfield, Fairfield and New Haven Counties and one special needs office at an independent life-care retirement community in New Haven County. NewMil and the Bank were formed in 1987 and 1858, respectively.

Cautionary Statement

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of NewMil Bancorp, Inc. that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties reported from time to time in our filings with the Securities and Exchange Commission.

Change in Fiscal Year End

In December 2000 NewMil changed its fiscal year end to December 31 from June 30. Previously, NewMil had changed its tax year to a calendar year basis, effective for calendar year 1999, to take advantage of Connecticut tax legislation related to banks and financial service companies.

Acquisition of Nutmeg Federal Savings and Loan Association

On November 9, 2000, NewMil acquired Nutmeg Federal Savings and Loan Association (“Nutmeg”) for a total purchase price of $20.3 million, in consideration for which, NewMil paid $10.3 million in cash and issued 1.0 million shares of common stock. Based on the terms of the agreement, Nutmeg shareholders received $8.38 per common share and $14.67 per preferred share, including a net gain (after expenses and taxes payable) on Nutmeg’s sale of certain loan servicing rights. Nutmeg was a federally chartered savings and loan association headquartered in Danbury, Connecticut, with $109.1 million in assets and $84.7 million in deposits with four branch locations, including two in Danbury, one in Bethel and one in Ridgefield, Connecticut.

Application of Critical Accounting Policies

NewMil’s consolidated financial statements are prepared in accordance with US GAAP and follow general practices within the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.

NewMil’s significant accounting policies are presented in Note 1 of Notes to Consolidated Financial Statements. These policies, along with the disclosures presented in Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “Provision and Allowance For Loan Losses” section of Management’s Discussion and Analysis.

OVERVIEW

2002 was an excellent year for NewMil. NewMil earned net income of $6,850,000, or $1.50 per share, for 2002, compared with net income of $5,626,000, or $1.21 per share, for 2001. This represented a 24.0% increase in earnings per share for 2002 over 2001. NewMil’s results were achieved through growth in net interest income and non-interest income, offset partially by increased non-interest expense. Net interest income increased 9.8%, as a result of a $64.3 million increase in average earning assets, offset somewhat by a 10 basis point decrease in the net interest margin. Non-interest income increased 22.5% in 2002, due primarily to the purchase of bank-owned life insurance in 2002, and to internal growth. Operating expenses increased 10.2% in 2002.

Deposits grew $72.7 million, or 15.3%, to $548.8 million during 2002, compared with 8.8% growth in 2001. At December 31, 2002 NewMil had total assets of $661.6 million, up $54.6 million since December 31, 2001. The low interest rate environment continued to fuel the local housing market and contributed to record residential mortgage originations for the year.

The following discussion and analysis of NewMil’s consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2002 and 2001

Analysis of Net Interest and Dividend Income

Net interest income increased $2,060,000, or 9.8%, to $23,077,000 in 2002. This resulted from a $64.3 million increase in average earning assets, offset somewhat by a 10 basis point decrease in the net interest margin. The increase in earning assets is due primarily to internal growth. The net interest margin decreased to 3.95% from 4.05%. The decrease was due mostly to the effects of lower market interest rates during 2002 as compared with 2001 and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil’s net interest income and yields on average interest-earning assets and interest-bearing funds.

Years ended December 31,	Average balance		Income/expense		Average yield/rate
(dollars in thousands)	2002	2001	2002	2001	2002	2001
Loans(a)	$344,477	$344,738	23,943	26,685	6.95%	7.74%
Mortgage backed securities(b)	107,123	94,156	6,395	6,128	5.97	6.51
Other securities(b)(c)	132,297	80,681	6,095	4,835	4.61	5.99

Total earning assets	583,897	519,575	36,433	37,648	6.24	7.25

Other assets	49,737	38,041

Total assets	$633,634	$557,616

NOW accounts	$67,652	$57,479	536	629	0.79	1.09
Money market accounts	136,023	116,688	2,651	3,514	1.95	3.01
Savings & other	74,510	66,310	1,158	1,472	1.56	2.22
Certificates of deposit	195,911	179,635	6,704	9,108	3.42	5.07

Total interest-bearing deposits	474,096	420,112	11,049	14,723	2.33	3.51
Borrowings	58,642	44,513	2,307	1,908	3.93	4.29

Total interest-bearing funds	532,738	464,625	13,356	16,631	2.51	3.58

Demand deposits	42,161	38,330
Other liabilities	6,173	5,410
Shareholders’ equity	52,562	49,251

Total liabilities &
shareholders’ equity	$633,634	$557,616

Net interest income			$23,077	$21,017

Spread on interest-bearing funds					3.73	3.67
Net interest margin (d)					3.95	4.05

(a)	Includes non-accrual loans.
(b)	Average balances of investments are based on historical cost.
(c)	Includes interest-bearing deposits in other banks and federal funds sold.
(d)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

	2002 versus 2001 Change in interest due to
Years ended December 31, (in thousands)	Volume	Rate	Volume/rate	Net
Interest-earning assets:
Loans	$(20)	$(2,724)	$2	$(2,742)
Mortgage backed securities	844	(507)	(70)	267
Other securities	3,094	(1,119)	(715)	1,260

Total	3,918	(4,350)	(783)	(1,215)

Interest-bearing liabilities:
Deposits	1,892	(4,932)	(634)	(3,674)
Borrowings	606	(157)	(50)	399

Total	2,498	(5,089)	(684)	(3,275)

Net change to interest income	$1,420	$739	$(99)	$2,060

Net interest and dividend income represents the difference between interest and dividends earned on loans and securities and interest paid on deposits and borrowings. The level of net interest income is a function of volume, rates and mix of both earning assets and interest-bearing liabilities. Net interest income can be adversely affected by changes in interest rate levels as determined by NewMil’s “gap” position, measured by the differences between the volume of assets and liabilities that are subject to re-pricing within different future time periods.

Interest Income

Total interest and dividend income decreased $1,215,000, or 3.2%, to $36.4 million in 2002. Loan income decreased $2,742,000, or 10.3%, primarily as a result of a lower average yield during the period. Average loans slightly decreased, by $0.3 million, or 0.1%, to $344.5 million, in 2002 as compared with 2001. The decrease in average loan yield, down 79 basis points, is due to lower market interest rates in 2002 and changes in portfolio mix. Investment income increased $1,527,000, or 13.9%, in 2002 as a result of higher average volume, offset, in part, by lower average yields. Average securities increased $64.6 million, or 36.9%, as a result of internal growth. The decrease in average investment yield, down 105 basis points, was due to lower reinvestment yields during 2002 and changes in portfolio mix.

Interest Expense

Interest expense decreased $3,275,000, or 19.7%, to $13.4 million in 2002 primarily as a result of lower rates paid, and changes in deposit mix, offset somewhat by higher average borrowings. Deposit expense decreased $3,674,000, or 25.0%, as a result of lower rates paid, offset somewhat by higher deposit volume and changes in deposit mix. Average interest-bearing deposits increased $54.0 million, or 12.8%, due to internal growth. Average NOW, money market, savings and certificate of deposit accounts increased $10.2 million, $19.3 million, $8.2 million and $16.3 million, respectively. The average cost of interest-bearing deposits decreased 118 basis points to 2.33%. Borrowings expense increased $399,000 as a result of higher average borrowings, up $14.1 million, offset by lower advance rates, down 36 basis points.

Provision and Allowance for Loan Losses

The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Years ended December 31,			Six months ended December 31,		Years ended June 30,
(dollars in thousands)	2002	2001	2000	2000	1999	2000	1999
Balance, beginning of period	$5,502	$5,518	$5,029	$4,978	$4,989	$4,989	$5,004
Provision (recoveries) for loan losses	—	—	(391)	(416)	(495)	(470)	100
Allowance acquired from purchase of Nutmeg	—	—	584	584	—	—	—
Charge-offs:
Real estate mortgages	152	58	191	39	—	172	165
Commercial & industrial	283	1	5	5	20	—	—
Consumer loans	40	15	8	5	2	5	11

Total charge-offs	475	74	204	49	22	177	176

Recoveries:
Real estate mortgages	178	18	9	4	1	631	52
Commercial & industrial	40	20	487	417	554	—	—
Consumer loans	5	20	4	—	2	5	9

Total recoveries	223	58	500	421	557	636	61

Net charge-offs (recoveries)	252	16	(296)	(372)	(535)	(459)	115

Balance, end of period	$5,250	$5,502	$5,518	$5,518	$5,029	$4,978	$4,989

Ratio of allowance for loan losses: to non-performing loans	342.0%	315.3%	346.8%	346.8%	267.2%	584.3%	403.6%
to total gross loans	1.5	1.6	1.6	1.6	2.3	2.2	2.3
Loan loss provision (recoveries) to average loans	—	—	(0.1)	(0.2)	(0.2)	(0.2)	0.1
Ratio of net charge-offs (recoveries) to average loans outstanding	0.1	—	(0.1)	(0.2)	(0.2)	(0.2)	0.1

NewMil had no provision for loan losses in 2002 and in 2001 and a negative provision for loan losses of $391,000 in 2000, due to a $416,000 recovery from a previously charged off loan. In addition, $584,000 was added to the allowance in November 2000 as a result of the Nutmeg acquisition. The following table provides a summary of loan loss provision and net charge-off data activity since 1991.

	Years ended December 31,		Six months ended December 31,	Fiscal years(a)	Fiscal years(a)
(dollars in thousands)	2002	2001	2000	1995-2000	1991-1994
Average loans	$344,447	$344,738	$262,761	$174,016	$145,103
Provision for loan losses	—	—	(416)	1,080	16,544
(Charge-offs) recoveries, net	(252)	(16)	372	(1,348)	(12,659)
Ratios of (annualized):
Net charge-offs to average loans	0.07%	0.00%	-0.14%	0.13%	2.18%
Loan loss provision to average loans	0.00	0.00	-0.16	0.10	2.85
Loan loss provision to net charge-offs	0.00	0.00	111.83	80.12	130.69

(a)	Fiscal years ended June 30th.

During the period from 1995 to 2001 an improving economic climate and prudent credit risk management resulted in a significant decline in net charge-offs, as compared with the period from 1991 to 1994, during which time many of NewMil’s borrowers experienced financial difficulties. In 2002 NewMil’s net charge-offs were $252,000 compared to $16,000 for the twelve months ended December 31, 2001. During the preceding six and one half fiscal years, from 1995 through 2000, net charge-offs averaged $150,000 annually (adjusted for a $372,000 net recovery during the six months ended December 31, 2000) as compared to $3,165,000 annually for fiscal years 1991 through 1994. Due to the large losses and high level of non-performing assets through and as of June 30, 1994 the allowance for loan losses at that date was $5,246,000. Over the next six years the provision was $268,000 less than charge-offs. In 2001 and 2002 net charge-offs were $268,000 and there was no provision for loan losses.

The following table provides a comparison of allowance for loan losses and non-performing assets data for 2002, 2001 with historical data from 2000, 1994, 1991 and 1990, which demonstrates the wide range in levels of non-performing assets and net charge-offs over these periods.

	December 31,			June 30,
(dollars in thousands)	2002	2001	2000	1994	1991	1990
Loans, net	$347,215	$340,368	$223,734	$141,775	$152,973	$160,319
Allowance for loan losses	5,250	5,502	4,978	5,246	4,006	1,361
Non-performing assets	1,535	1,861	1,218	13,685	21,824	17,341
Ratios of:
Allowance to gross loans	1.49%	1.59%	2.18%	3.57%	2.55%	0.84%
Non-performing assets to gross loans	0.44	0.54	0.53	9.31	13.90	10.73

Improvement in loan quality during 2002, offset in part by modest loan portfolio growth of $6.8 million, enabled NewMil to lower its allowance for loan losses as a percentage of total loans, and resulted in no loan loss provision for the year. During 2002 the ratio of the allowance for loan losses to total loans declined to 1.49% at December 31, 2002 from 1.59% at December 31, 2001 and 2.18% at June 30, 2000. For 2002 the ratio of non-performing loans to total loans continued to remain historically low, 0.44% at December 31, 2002, compared with 0.50% at December 31, 2001 and 0.37% at June 30, 2000. The ratio of past due loans (including non-performing loans) to total loans rose to 0.99% at December 31, 2002 compared with 0.67% at December 31, 2001 and 0.97% at June 30, 2000. For additional discussion on loan quality see “Non-performing Assets”.

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

	December 31, 2002		December 31, 2001		December 31, 2000
(dollars in thousands)	Allowance	Loans(a)	Allowance	Loans(a)	Allowance	Loans(a)
Real Estate Mortgages
Residential 1-to-4 family	$843	56.0%	$824	52.2%	$942	55.6%
Residential 5-or-more family	420	2.8	790	4.2	477	5.8
Commercial	2,540	27.8	1,740	23.8	2,145	18.6
Land & land development	102	0.6	196	0.9	319	1.0
Home equity credit	582	8.1	576	9.4	604	7.1

Total mortgage loans	4,487	95.3	4,126	90.5	4,487	88.1
Commercial & industrial	694	4.1	796	8.6	609	10.8
Installment	36	0.2	46	0.3	42	0.6
Collateral & other	—	0.4	0	0.6	19	0.5
General unallocated	33	0.0	534	0.0	361	0.0

Total allowance	$5,250	100.0	$5,502	100.0	$5,518	100.0

	June 30, 2000		June 30, 1999		June 30, 1998
(dollars in thousands)	Allowance	Loans(a)	Allowance	Loans(a)	Allowance	Loans(a)
Real Estate Mortgages
Residential
1-to-4 family	$666	57.2%	$959	59.8%	$978	50.8%
5-or-more family	548	1.8	461	2.9	694	3.3
Commercial	1,075	22.6	1,937	17.4	2,026	20.8
Land & land development	374	0.9	258	1.1	440	2.1
Home equity credit	474	8.8	195	9.0	212	12.6

Total mortgage loans	3,137	91.3	3,810	90.2	4,350	89.6
Commercial & industrial	928	7.6	239	8.5	188	8.5
Installment	45	0.4	18	0.4	24	0.7
Collateral	16	0.7	0	0.9	0	1.2
General unallocated	852	0.0	922	0.0	442	0.0

Total allowance	$4,978	100.0	$4,989	100.0	$5,004	100.0

(a)	Percent of loans in each category to total loans.

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management’s judgment NewMil remains adequately reserved both against total loans and non-performing loans at December 31, 2002.

The allowance for loan losses is reviewed and approved by the Bank’s Board of Directors on a quarterly basis. The allowance for loan losses is computed by segregating the portfolio into various risk rating and product categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the loan’s risk rating and product category, as well as present and prospective economic conditions which have or may adversely affect the financial capacity and/or collateral values supporting the loan.

During 2002 management refined its distribution process for allocating reserves. This refinement resulted in an increased distribution of reserves to those portions of the portfolio from that which was previously categorized as general unallocated. Management also determined, based on its review of all components of the Bank’s loan portfolio, economic data, industry trends and other factors, that the remaining general unallocated portion of the allowance for loan losses was adequate at December 31, 2002.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was examined by the FDIC in February 2001 and the State of Connecticut’s Department of Banking in June 2002 and no additions to the allowance were requested as a result of these examinations.

Non-Interest Income

Non-interest income increased $687,000 or 22.5%, in 2002, due primarily to the purchase of bank-owned life insurance in 2002, and to internal growth. The principal categories of non-interest income are as follows:

Years ended December 31, (dollars in thousands)	2002	2001	Change
Service charges on deposit accounts	$2,320	$2,089	$231	11.1%
Gains on sales of loans, net	574	406	168	41.4
Loss on sales of OREO	(43)	—	(43)	(100.0)
Loan servicing	70	134	(64)	47.8
Increase in cash surrender value of bank owned Life insurance	475	—	475	100.0
Other	349	429	(80)	(18.6)

Total non-interest income	$3,745	$3,058	$687	22.5%

The increase in service charges on deposit accounts in 2002 reflects increased transaction volume resulting from growth in transaction deposit accounts. The increase in gains from sales of residential mortgage loans resulted from increased loan sales, $34.5 million in 2002 compared with $24.8 million in 2001. Loans sold into the secondary market are pre-arranged on a loan by loan basis prior to closing and are sold servicing released. The decrease in loan servicing fees in 2002 results from portfolio run-off. The loss on sales of OREO in 2002 resulted from the sale of three OREO properties. The decrease in loan servicing fees is attributable to the decline of the outstanding loan servicing portfolio from $23.9 million at December 31, 2002, from $33.2 million at December 31, 2001. NewMil did not acquire any loan servicing assets during 2002. Also contributing during 2002 was the increase in cash surrender value of bank owned life insurance, which the Bank acquired in 2002 to offset certain supplemental executive retirement benefits granted in 2002. Other non-interest income declined in 2002 primarily due to lower commissions received on official checks and money orders.

Operating Expenses

Operating expenses increased $1,559,000, or 10.2%, in 2002. The principal categories of operating expenses are as follows:

Years ended December 31, (dollars in thousands)	2002	2001	Change
Salaries	$7,395	$6,729	$666	9.9%
Employee benefits	1,589	931	658	70.7
Occupancy	1,392	1,313	79	6.0
Equipment	1,179	1,185	(6)	(0.5)
Marketing	633	510	123	24.1
Professional, collection and OREO	851	813	38	4.7
Amortization of intangible assets	287	654	(367)	(56.1)
Other operating	3,524	3,156	368	11.7

Total operating expenses	$16,850	$15,291	$1,559	10.2%

The increase in salaries in 2002 was due primarily to annual salary increases, higher incentive compensation awards and increased commissions related to increased originations of residential mortgage loans. The increase in employee benefits in 2002 resulted from a $399,000 decrease in net periodic pension income, primarily due to the change in discount rate assumption and a decline in the market value of NewMil’s frozen defined benefit pension plan’s assets, increased payroll taxes and 401K expense due to increased salaries, and additional supplemental executive retirement benefit expenses in 2002. The increase in occupancy expense was due to higher utilities, building maintenance, repairs, cleaning and depreciation expense. Marketing expense increased as a result of deposit advertising campaigns in 2002 to aid in the promotion of the Bank’s deposit products. The increase in professional fees was primarily associated with increased corporate legal matters, and consulting activities in 2002 related to certain cost control initiatives. The amortization of intangible assets for 2001 included a full year’s amortization of goodwill and core deposit intangibles arising from the Nutmeg acquisition in November 2000, compared with the discontinuance of the amortization of goodwill during 2002 due to the implementation of FASB 142. Increases in operating expenses also resulted from internally generated growth in the Bank’s assets.

Income Taxes

Net income for 2002 included an income tax provision of $3,122,000, for an effective tax rate of 31.3%, as compared with a 2001 income tax provision of $3,158,000, for an effective tax rate of 36.0%. The effective tax rate was less than the 34% federal statutory rate due to an increase in tax exempt income and the reduction of non-deductible goodwill expense and other related matters. For further information on income taxes see Note 8 of Notes to Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2001 and 2000

Analysis of Net Interest and Dividend Income

Net interest income increased $5,906,000, or 39.1%, to $21,017,000 in 2001. This resulted from a $136.0 million increase in average earning assets and, to a lesser extent, an 11 basis point increase in the net interest margin. The increase in earning assets is due primarily to the Nutmeg acquisition in November 2000, and internal growth. The net interest margin increased to 4.05% from 3.94%. This increase was due mostly to the effects of lower market interest rates during 2001 as compared with 2000 and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil’s net interest income and yields on average interest-earning assets and interest-bearing funds.

Years ended December 31,	Average balance		Income/expense		Average yield/rate
(dollars in thousands)	2001	2000	2001	2000	2001	2000
Loans(a)	$344,738	$242,141	26,685	19,592	7.74%	8.09%
Mortgage backed securities(b)	94,156	88,585	6,128	5,919	6.51	6.68
Other securities(b)(c)	80,681	52,829	4,835	3,368	5.99	6.38

Total earning assets	519,575	383,555	37,648	28,879	7.25	7.53

Other assets	38,041	16,212

Total assets	$557,616	$399,767

NOW accounts	$57,479	$41,796	629	474	1.09	1.13
Money market accounts	116,688	81,152	3,514	2,990	3.01	3.69
Savings & other	66,310	50,596	1,472	1,237	2.22	2.44
Certificates of deposit	179,635	135,221	9,108	7,180	5.07	5.31

Total interest-bearing deposits	420,112	308,765	14,723	11,881	3.51	3.85
Borrowings	44,513	29,958	1,908	1,887	4.29	6.30

Total interest-bearing funds	464,625	338,723	16,631	13,768	3.58	4.07

Demand deposits	38,330	22,379
Other liabilities	5,410	2,962
Shareholders’ equity	49,251	35,703

Total liabilities & shareholders’ equity	$557,616	$399,767

Net interest income			$21,017	$15,111

Spread on interest-bearing funds					3.67	3.46
Net interest margin (d)					4.05	3.94

(a)	Includes non-accrual loans.
(b)	Average balances of investments are based on historical cost.
(c)	Includes interest-bearing deposits in other banks and federal funds sold.
(d)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

	2001 versus 2000
	Change in interest due to
Years ended December 31, (in thousands)	Volume	Rate	Volume/rate	Net
Interest-earning assets:
Loans	$8,301	$(849)	$(359)	$7,093
Mortgage backed securities	372	(153)	(10)	209
Other securities	1,776	(202)	(107)	1,467

Total	10,449	(1,204)	(476)	8,769

Interest-bearing liabilities:
Deposits	4,285	(1,061)	(382)	2,842
Borrowings	917	(603)	(293)	21

Total	5,202	(1,664)	(675)	2,863

Net change to interest income	$5,247	$460	$199	$5,906

Interest Income

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

Over the past several years a favorable economic climate and prudent credit risk management have resulted in a significant decline in net charge-offs, as compared with the period from 1991 to 1994, during which time many of NewMil’s borrowers experienced financial difficulties. In 2001 NewMil’s net charge-offs were only $16,000, compared with a net recovery of $372,000 for the six months ended December 31, 2000. During the preceding six fiscal years, from 1995 through 2000, net charge-offs totaled $976,000.

Non-Interest Income

Non-interest income increased $922,000 or 43.2%, in 2001, due primarily to the Nutmeg acquisition in November 2000 and to internal growth. The principal categories of non-interest income are as follows:

Years ended December 31, (dollars in thousands)	2001	2000	Change
Service charges on deposit accounts	$2,089	$1,465	$624	42.6%
Gains on sales of loans, net	406	156	250	160.3
Gains on sales of OREO	—	62	(62)	(100.0)
Loan servicing	134	75	59	78.7
Other	429	378	51	13.5

Total non-interest income	$3,058	$2,136	$922	43.2%

The increase in service charges on deposit accounts in 2001 reflects increased transaction volume resulting from both growth in transaction deposit accounts and accounts added with the Nutmeg purchase. The increase in gains from sales of residential mortgage loans resulted from increased loan sales, $24.8 million in 2001 compared with $8.8 million in 2000. Loans sold into the secondary market are generally pre-arranged on a loan-by-loan basis prior to closing and are sold servicing released. The increase in loan servicing fees in 2001 resulted from the acquisition of a $24.1 million loan servicing portfolio with the Nutmeg purchase, offset by portfolio run-off. At December 31, 2001 NewMil’s loan servicing portfolio totaled $33.2 million, down from $38.3 million at December 31, 2000. NewMil did not acquire any loan servicing assets during 2001.

Operating Expenses

Operating expenses increased $1,509,000, or 35.5%, in 2001, due primarily to the Nutmeg acquisition in November 2000. The principal categories of operating expenses are as follows:

Years ended December 31, (dollars in thousands)	2001	2000	Change
Salaries	$6,729	$5,287	$1,442	27.3%
Employee benefits	931	229	702	306.4
Occupancy	1,313	1,083	230	17.5
Equipment	1,185	1,208	(23)	1.9
Marketing	510	714	(204)	(28.6)
Professional, collection and OREO	813	474	339	71.5
Amortization of intangible assets	654	82	572	697.6
Other operating	3,156	2,208	948	42.9

Total operating expenses	$15,291	$11,285	$4,006	35.5%

The increase in salaries in 2001 was due primarily to annual salary increases, higher incentive compensation awards, increases in staffing and staff added with the Nutmeg purchase. The increase in employee benefits in 2001 resulted from a $273,000 decrease in net periodic pension income from NewMil’s frozen defined benefit pension plan (the plan), and to increased medical, 401K and other benefits costs due to increased staffing, due primarily to the Nutmeg acquisition. Employee benefit expense for 2000 also benefited from an $80,000 recovery from the settlement of a medical claim dispute with a third party. The increase in occupancy expense was due to higher real estate taxes, rent, utilities and depreciation expense associated mainly with the Nutmeg purchase. Marketing expense decreased as a result of one-time advertising campaigns in 2000 to promote the name change of NewMil’s subsidiary bank to NewMil Bank, and the Nutmeg acquisition. The increase in professional fees was primarily associated with increased loan collection costs, benefits consulting in 2001 and consulting on cost control initiatives. Amortization of intangible assets for 2001 included a full year’s amortization for goodwill and core deposit intangibles arising from the Nutmeg acquisition in November 2000, compared with only two months of amortization in 2000. Changes in other operating expenses also result from the Nutmeg acquisition and other internally generated growth in the Bank’s assets.

Income Taxes

Net income for 2001 included an income tax provision of $3,158,000, for an effective tax rate of 36.0%, as compared with a 2000 income tax provision of $2,236,000 for an effective tax rate of 35.2%. The effective tax rate exceeded the 34% federal statutory rate due to the non-deductible nature of goodwill. For further information on income taxes see Note 8 of Notes to Consolidated Financial Statements.

Comparison of the Six Month Periods Ended December 31, 2000 and 1999

NewMil earned net income of $2,006,000, or $0.50 per share, for the six month period ended December 31, 2000, compared with net income of $1,904,000, or $0.50 per share, for the six month period ended December 31, 1999. Net income for the 2000 period included certain one-time expenses related to the Nutmeg acquisition, the change in the name of the subsidiary NewMil Bank and the change in NewMil’s fiscal year-end. NewMil incurred expenses of $370,000 associated with the Bank’s name change and an advertising campaign related to both the name change and the Nutmeg acquisition. Expenses related to the acquisition totaled $108,000 and included the cost of converting Nutmeg data systems and certain employee payments. These expenses were offset in part by a negative loan loss provision of $416,000 due to the recovery of a previously charged-off loan.

Analysis of Net Interest and Dividend Income

Net interest income increased $1,046,000, or 15.2%, to $7,908,000 for the six month period ended December 31, 2000. This resulted from a $73.3 million increase in average earning assets for the period, offset in part by a 22 basis point decrease in the net interest margin. The increase in earning assets was due primarily to the Nutmeg acquisition in November 2000. The net interest margin decreased to 3.86% from 4.08%, due mostly to the effects of higher market interest rates during 2000 as compared with 1999, and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil’s net interest income and yields on average interest-earning assets and interest-bearing funds.

Six months ended December 31,	Average balance		Income/expense		Average yield/rate
(dollars in thousands)	2000	1999	2000	1999	2000	1999
Loans(a)	$262,761	$217,313	$10,833	$8,349	8.25%	7.68%
Mortgage backed securities(b)	88,191	86,839	2,963	2,782	6.72	6.41
Other securities(b)(c)	58,746	32,251	1,913	875	6.51	5.43

Total earning assets	409,698	336,403	15,709	12,006	7.67	7.14

Other assets	20,600	10,733

Total assets	$430,298	$347,136

NOW accounts	$43,701	$36,464	249	209	1.14	1.15
Money market accounts	91,555	72,311	1,866	1,062	4.08	2.94
Savings & other	52,137	48,827	647	595	2.48	2.44
Certificates of deposit	144,095	124,198	4,027	2,920	5.59	4.70

Total interest-bearing deposits	331,488	281,800	6,789	4,786	4.10	3.40
Borrowings	31,390	11,750	1,012	358	6.45	6.09

Total interest-bearing funds	362,878	293,550	7,801	5,144	4.30	3.51

Demand deposits	25,360	18,720
Other liabilities	3,805	1,689
Shareholders’ equity	38,255	33,177

Total liabilities & shareholders’ equity	$430,298	$347,136

Net interest income			$7,908	$6,862

Spread on interest-bearing funds					3.37	3.63
Net interest margin(d)					3.86	4.08

(a)	Includes non-accrual loans.
(b)	Average balances of investments are based on historical cost.
(c)	Includes interest-bearing deposits in other banks and federal funds sold.
(d)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

	2000 versus 1999
	Change in interest due to
Six months ended December 31, (in thousands)	Volume	Rate	Volume/rate	Net
Interest-earning assets:
Loans	$1,746	$610	$128	$2,484
Mortgage backed securities	43	136	2	181
Other securities	719	175	144	1,038

Total	2,508	921	274	3,703

Interest-bearing liabilities:
Deposits	844	985	174	2,003
Borrowings	598	21	35	654

Total	1,442	1,006	209	2,657

Net change to interest income	$1,066	$(85)	$65	$1,046

Interest Income

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

Provision and Allowance for Loan Losses

NewMil had negative provisions for loan losses of $416,000 and $495,000 for the six month periods ended December 31, 2000 and 1999, respectively, due to cash recoveries from a previously charged-off loan. Excluding these recoveries, NewMil’s provision for loan losses would have been $0 and $50,000 for the 2000 and 1999 periods, respectively. In addition, $584,000 was added to the allowance in 2000 as a result of the Nutmeg acquisition. Over the past several years the benefits from a steady improvement in loan quality, offset in part by effect of modest loan portfolio growth, has enabled NewMil to reduce its provision for loan losses. During the six months ended December 31, 2000 gross loans increased by $109.7 million, including $99.5 million acquired with Nutmeg, of which 53% represented 1-to-4 family residential mortgage loans, 42% represented commercial mortgage, commercial and industrial, and residential multifamily loans and 5% represented home equity and other loan categories.

Non-Interest Income

Non-interest income increased $241,000 or 25.6%, for the six month period ended December 31, 2000. This increase was attributable to increased revenue from services charges, the elimination of a loss on the sale of securities and offset by a gain from the sale of a branch in 1999. The principal categories of non-interest income are as follows:

Six months ended December 31, (dollars in thousands)	2000	1999	Change
Service charges on deposit accounts	$808	$672	$136	20.2%
Gains on sales of loans, net	93	84	9	10.7
Losses on sales of securities, net	—	(109)	109	100.0
Gain on sale of branch	—	75	(75)	(100.0)
Gains on sales of OREO	39	23	16	69.6
Loan servicing	43	34	9	26.5
Other	200	163	37	22.7

Total non-interest income	$1,183	$942	$241	25.6%

The increase in service charges on deposit accounts in 2000 reflected increased transaction volume resulting from both growth in transaction deposit accounts and accounts added with the Nutmeg purchase. The increase in gains from sales of residential mortgage loans resulted from loan sales of $5.3 million in 2000 compared with $4.6 million in 1999. The 1999 loss from security sales related to the sale of three mortgage backed securities that experienced higher than expected prepayment speeds. The Bank did not sell any securities during the 2000 period. The gain from the sale of a branch in 1999 related to the receipt of an additional sale premium resulting from certain competitive events not occurring within a time frame stipulated in the sale agreement for the Winsted Branch, sold in May 1999. The increase in loan servicing fees in 2000 resulted from the acquisition of a $24.1 million loan servicing portfolio with the Nutmeg purchase, offset by portfolio run-off. At December 31, 2000 the Bank’s loan servicing portfolio totaled $38.3 million, up from $16.9 million at June 30, 2000.

Operating Expenses

Operating expenses increased $947,000, or 17.4%, for the six month period ended December 31, 2000. The principal categories of operating expenses are as follows:

Six months ended December 31, (dollars in thousands)	2000	1999	Change
Salaries	$2,805	$2,396	$409	17.1%
Employee benefits	164	600	(436)	(72.7)
Occupancy	569	473	96	20.3
Equipment	709	420	289	68.8
Marketing	527	140	387	276.4
Professional	256	212	44	20.8
Printing & office supplies	241	164	77	47.0
Postage & telecommunications	201	177	24	13.6
Collections and OREO	8	144	(136)	(94.4)
Amortization of intangible assets	82	—	82	—
Other operating	820	709	111	15.7

Total operating expenses	$6,382	$5,435	$947	17.4%

The increase in salaries in 2000 was due primarily to annual salary increases, higher incentive compensation awards, increased staffing and staff added with the Nutmeg purchase. The decrease in employee benefits in 2000 resulted from net periodic pension income of $283,000 from NewMil’s frozen defined benefit pension plan, $80,000 from the settlement of a medical claim dispute with a third party and $73,000 in lower medical costs due to changing from a self-insured to a fully-insured medical plan. NewMil measured net periodic pension cost for 1999 under the premise that the plan would be terminated sometime in fiscal 2000. During the quarter ended December 31, 1999, NewMil made a strategic decision not to terminate the plan and to continue the plan in a frozen status. This change in strategy was deemed a significant event per paragraph 53 of SFAS No. 87 “Employers’ Accounting for Pensions” which necessitated a change in measurement assumptions. These different measurement assumptions resulted in $283,000 of pension income in 2000 as compared with $0 in 1999. The increase in occupancy and equipment expense was due to higher depreciation expense and equipment and building maintenance expense associated with the Nutmeg purchase. Marketing expense increased as a result of advertising campaigns to promote the Bank’s name change and the acquisition of Nutmeg. The increase in professional fees was principally associated with the change in the fiscal year-end. The increase in printing and office supplies resulted from both the Bank’s name change and the Nutmeg acquisition. The decrease in collections and OREO expense reflects the diminished level of non-performing assets. The amortization of intangible assets relates to the acquisition of Nutmeg, accounted for as a purchase transaction. Changes in postage and telecommunications and other operating expenses reflect growth in the Bank’s assets and the Nutmeg acquisition.

Income Taxes

Net income for the six month period ended December 31, 2000 included an income tax provision of $1,119,000, for an effective tax rate of 35.8%, compared with an income tax provision of $960,000, for an effective tax rate of 33.5%, for the 1999 period.

FINANCIAL CONDITION

Overview

During 2002 total assets grew $54.6 million, or 9.0%, to $661.6 million. Asset growth resulted from deposit growth of $72.7 million, or 15.3%, to $548.8 million, up significantly as compared with deposit growth of $38.3 million, or 8.8% during 2001. The negative returns in the equities markets over the past three years have resulted in an outflow of funds from the equities markets and into the banking system. This trend has reversed the disintermediation process that prevailed during the long bull market, and the Bank has benefited from this shift. Also contributing to the Bank’s deposit growth was its increased market share resulting from its acquisition of Nutmeg Federal Savings and Loan Association in November 2000, and deposit run-off at branches in the Bank’s markets operated by large regional multi-state banks involved in recent bank acquisitions.

In addition, interest rates fell dramatically during 2002 and ended the year at historically low levels.

Overnight federal funds sold balances grew $58.8 million, substantially as a result of the deposit inflows, while securities and borrowings decreased $14.7 million and $20.9 million, respectively. Loans remained relatively flat, growing only $6.8 million, or 2.0%.

Non-performing assets declined to $1.5 million compared with $1.9 million at December 31, 2001. Book value per share increased $1.25 to $12.77 at December 31, 2002, after cash dividends of $0.50, representing a 33.8% payout ratio. At December 31, 2002 tier 1 leverage and total risk-based capital ratios were 6.13% and 12.14%, respectively, and NewMil was “well capitalized” as defined by the Federal Reserve Board.

Securities

During 2002 securities decreased $14.7 million, or 6.9%, to $197.7 million at December 31, 2002, primarily due to increased prepayments, amounting to $61.3 million, in mortgage-backed securities and collateralized mortgage obligations, offset in part by purchases of $43.4 million. The principal categories of securities are as follows (including both available-for-sale and held-to-maturity):

	December 31,			June 30,
(dollars in thousands)	2002	2001	2000	2000
U.S. Government
Agency notes	$47,672	$21,151	$10,294	$9,822
Corporate Bonds	39,175	38,803	22,718	22,034
Municipal Bonds	10,777	11,036	10,795	10,800
Mortgage backed securities	88,757	116,792	84,832	89,851
Collateralized mortgage obligations	7,427	20,877	8,232	9,035
Federal Home Loan Bank stock and other	3,853	3,749	3,527	2,765

Total securities	$197,661	$212,408	$140,398	$144,307

Securities purchases in 2002 totaled $43.4 million, down 54.4% from $95.1 million in 2001. Purchases in 2002 included $25.2 million of Agency notes, $15.2 million of mortgage backed securities, $2.9 million of collateralized mortgage obligations and $0.1 million of other securities. Purchases in 2001 included $54.3 million of mortgage backed securities, $15.1 million of collateralized mortgage obligations, $14.6 million of corporate bonds, $10.7 million of Agency notes and $0.5 million of other securities. In 2001 the Bank grew the portfolio by adding to its holdings of mortgage-backed securities and collateralized mortgage obligations, to take advantage of favorable spread opportunities. The Bank funded a portion of these purchases with Federal Home Loan Bank advances. The decrease in purchases in 2002 was due to an overall tightening in spreads and changes in investment strategy in response to the decline in interest rates. In addition, the decline in interest rates during 2002 resulted in an increase in prepayment speeds that has also contributed to the decrease in the portfolio.

At December 31, 2002 the portfolio had a projected weighted average duration and life of 2.0 years and 2.3 years, respectively, based on median projected prepayment speeds at current interest rates, compared with 3.2 years and 4.1 years, respectively, at December 31, 2001. At December 31, 2002, securities totaling $174.6 million, or 88.3%, were classified as available-for-sale and securities totaling $23.1 million, or 11.7%, were classified as held-to-maturity.

The composition, maturity distribution and weighted average yields of securities available-for-sale are as follows:

(dollars in thousands)	Carrying Value	Market Value	Yield
December 31, 2002
US Government Agency notes After 1 but within 5 years	$47,672	$47,672	4.50%
Corporate Bonds After 1 but within 5 years	39,175	39,175	6.86
Mortgage backed securities	80,226	80,226	6.60
Collateralized mortgage obligations	3,643	3,643	4.00
Federal Home Loan Bank stock and other	3,853	3,853	5.63

Total securities available-for-sale	$174,569	$174,569	6.40%

December 31, 2001
US Government Agency notes After 1 but within 5 years	$21,151	$21,151	5.52%
Corporate Bonds After 1 but within 5 years	38,803	38,803	6.86
Mortgage backed securities	102,407	102,407	6.70
Collateralized mortgage obligations	15,513	15,513	5.25
Federal Home Loan Bank stock and other	3,749	3,749	5.62

Total securities available-for-sale	$181,623	$181,623	6.83%

December 31, 2000
US Government Agency notes After 1 but within 5 years	$10,294	$10,294	7.12%
Corporate Bonds After 1 but within 5 years	22,718	22,718	7.51
Mortgage backed securities	65,525	65,525	6.94
Collateralized mortgage obligations	1,157	1,157	4.67
Federal Home Loan Bank stock and other	3,527	3,527	5.59

Total securities available-for-sale	$103,221	$103,221	7.65%

June 30, 2000
US Government Agency notes After 1 but within 5 years	$9,822	$9,822	7.12%
Corporate Bonds After 1 but within 5 years	22,034	22,034	7.51
Mortgage backed securities	68,787	68,787	6.91
Collateralized mortgage obligations	1,120	1,120	5.12
Federal Home Loan Bank stock and other	2,765	2,765	5.48

Total securities available-for-sale	$104,528	$104,528	7.61%

The composition, maturity distribution and weighted average yields of securities held-to-maturity are as follows:

(dollars in thousands)	Carrying Value	Market Value	Tax Equivalent Yield
December 31, 2002
Municipal Bonds
After 1 but within 5 years	$250	$255	5.75%
After 10 years	10,527	10,739	6.12
Mortgage backed securities	8,531	9,137	6.62
Collateralized mortgage obligations	3,784	3,932	3.54

Total securities held-to-maturity	$23,092	$24,063	5.87%

December 31, 2001
Municipal Bonds
After 1 but within 5 years	$500	$505	6.13%
After 10 years	10,536	10,166	6.22
Mortgage backed securities	14,385	14,919	6.62
Collateralized mortgage obligations	5,364	5,497	4.47

Total securities held-to-maturity	$30,785	$31,087	6.10%

December 31, 2000
Municipal Bonds
After 1 but within 5 years	$250	$248	5.75%
After 10 years	10,545	10,147	6.14
Mortgage backed securities	19,307	19,603	6.83
Collateralized mortgage obligations	7,075	6,855	5.58

Total securities held-to-maturity	$37,177	$36,853	6.39%

June 30, 2000
Municipal Bonds
After 1 but within 5 years	$250	$234	5.75%
After 10 years	10,550	9,638	6.14
Mortgage backed securities	21,064	20,671	6.81
Collateralized mortgage obligations	7,915	7,462	6.08

Total securities held-to-maturity	$39,779	$38,005	6.48%

Loans

During 2002 net loans grew $6.8 million, or 2.0%, to $347.2 million. Loan originations and advances for portfolio were $155.9 million in 2002, up from $133.3 million in 2001. Loan repayments were $149.5 million in 2002, up from $125.5 million in 2001. Residential mortgage loans originated for sale were $34.5 million in 2002 compared with $23.5 million in 2001. Loans originated for sale are sold on a servicing released basis. Commercial loans, including commercial real-estate mortgages, C&I and land and land development, decreased $0.8 million in 2002. Loan originations were $42.1 million, down $11.8 million from $53.9 million in 2001. The decline in originations was due to the economic slow down and increased pricing competition. Loan repayments increased by $1.5 million for 2002 over 2001.

Residential mortgage and home equity loans, including 1-to-4 family and 5-or-more family, increased $7.8 million in 2002. Loan originations were $111.9 million, up $31.7 million from $80.2 million in 2001. The increase in volume was due to a sharp increase in refinancing activity, as the low interest rate environment continued to fuel the local housing market and produced record residential mortgage originations for the year. Loan repayments also increased significantly, up $20.0 million for 2002 over 2001, due to increased refinancing activity.

The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works extensively with several government-assisted lending programs. The Residential Mortgage Department, in addition to traditional portfolio lending, originates loans for sale to the secondary market on a service-released basis, which enables the Bank to offer a very comprehensive residential mortgage product line and earn gains from sales of such loans. The department also offers home equity loans and lines of credit and consumer installment loans.

The principal categories of the loan portfolio are as follows:

	December 31,			June 30,
(in thousands)	2002	2001	2000	2000	1999	1998
Real Estate Mortgages:
Residential
1-to-4 family	$197,318	$180,513	$187,755	$130,770	$128,371	$85,274
5-or-more family	9,759	14,649	19,759	4,185	6,152	5,500
Commercial	98,035	82,422	63,089	51,633	37,456	34,878
Land & land development	2,080	2,998	3,423	1,995	2,410	3,571
Home equity credit	28,562	32,580	24,121	20,257	19,429	21,208

Total mortgage loans	335,754	313,162	298,147	208,840	193,818	150,431
Commercial and industrial	14,364	29,922	36,390	17,404	18,211	14,357
Installment and other	2,466	3,089	3,868	2,439	2,850	3,118

Total loans, gross	352,584	346,173	338,405	228,683	214,879	167,906
Deferred loan origination fees and purchase premium, net	(119)	(303)	(343)	29	146	(53)
Allowance for loan losses	(5,250)	(5,502)	(5,518)	(4,978)	(4,989)	(5,004)

Total loans, net	$347,215	$340,368	$332,544	$223,734	$210,036	$162,849

The loan portfolio’s maturity distribution is as follows:

December 31, 2002 (in thousands)	Within 1 year	Within 1-5 years	After 5 years	Total
Real Estate Mortgages:
Residential
1-to-4 family	$37,555	$70,674	$89,089	$197,318
5-or-more family	1,161	3,169	5,429	9,759
Commercial	20,132	41,247	36,656	98,035
Land & land development	825	902	353	2,080
Home equity credit	610	2,168	25,784	28,562
Commercial and industrial	7,672	5,520	1,172	14,364
Installment and other	299	339	1,828	2,466

Total loans, gross	$68,254	$124,019	$160,311	$352,584

The amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates are as follows:

December 31, 2002	Fixed	Adjustable
(in thousands)	interest rates	interest rates
Real Estate Mortgages:
1-to-4 family residential	$43,613	$116,150
5-or-more family residential	843	7,755
Commercial	20,249	57,654
Land and land development	—	1,255
Home equity credit	4,038	23,914
Commercial and industrial	1,495	5,197
Installment and other	1,258	909

Total loans, gross	$71,496	$212,834

Non-Performing Assets

The principal categories of non-performing assets are as follows:

	December 31,			June 30,
(in thousands)	2002	2001	2000	2000	1999	1998
Non-accruing loans	$254	$985	$1,240	$621	$1,051	$761
Accruing loans past due
90 days or more	1,281	760	351	231	185	628
Accruing restructured loans	—	—	—	—	—	—

Total non-performing loans	1,535	1,745	1,591	852	1,236	1,389
OREO, net	—	116	150	366	333	295

Total non-performing assets	$1,535	$1,861	$1,741	$1,218	$1,569	$1,684

During 2002 non-performing assets decreased $326,000 to $1,535,000 at December 31, 2002 from $1,861,000 at December 31, 2001. However non-performing assets continue to remain historically low at only 0.23% of total assets at December 31, 2002 compared with 0.31% at December 31, 2001. The low level of non-performing assets reflects NewMil’s rigorous ongoing credit management process and the recent favorable economic climate.

Changes in non-performing assets are as follows:

(dollars in thousands)	Year ended December 31, 2002	Year ended December 31, 2001	Six months ended December 31, 2000	Year ended June 30, 2000
Balance, beginning of period	$1,861	$1,741	$1,218	$1,569
Loans placed on non-accrual status	1,074	1,033	424	899
Non-accrual loans acquired with Nutmeg	—	—	416	—
Non-accrual loan payments	(1,244)	(633)	(104)	(523)
Non-performing loans returned to accrual status	(363)	(637)	(68)	(278)
Non-performing loan charge-offs	(436)	—	(49)	(173)
Change in accruing loans past due 90 or more days, net	815	409	120	46
OREO returned to accrual loan status	—	(58)	—	—
Payments to improve OREO	—	6	—	31
Gross proceeds from OREO sales	(129)	—	(255)	(399)
(Loss) gains on OREO sales, net	(43)	—	39	46

Balance, end of period	$1,535	$1,861	$1,741	$1,218

Percent of total assets	0.23%	0.31%	0.33%	0.31%

Had non-accrual loans as of December 31, 2002, December 31, 2001, December 31, 2000 and June 30, 2000 been current in accordance with their original terms, gross interest income of $16,000, $95,000, $61,000 and $68,000, respectively, would have been recorded in net income. The amount of interest on these loans that was included in income was $6,000, $65,000, $13,000 and $15,000, respectively, for the four periods. Accruing loans past due 90 days or more at December 31, 2002 consist primarily of mortgage loans in the process of collection and where the collection of accrued interest is probable. NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO and during the twelve months ended December 31, 2002 sold $129,000 of OREO from which net losses of $43,000 were realized. While during the six months ended December 31, 2000 the Bank sold $255,000 of OREO from which net gains of $39,000 were realized.

In addition to non-performing assets, at December 31, 2002 NewMil had $1,524,000 of performing classified loans that are considered potential problem loans as compared to $2,578,000 at December 31, 2001. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower’s current financial position, (ii) potential weaknesses in the borrowers’ ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers’ ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

Deposits and Borrowings

During 2002 deposits grew $72.7 million, or 15.3%, to $548.8 million. Contributing to this growth was a general outflow of funds from the equities markets and into the banking system, caused by a reversal of the disintermediation process that prevailed during the long bull market, fueled by the losses in the equity markets and more favorable bank deposit rates as compared with mutual fund money market rates, continued advertising by the Bank, opportunities in NewMil’s market resulting from deposit run-off at branches operated by large regional multi-state banks involved in recent bank acquisitions, and additional markets entered through the Nutmeg acquisition. NewMil has 18 full-service branch offices and one special needs office located in Fairfield, Litchfield and New Haven Counties. Scheduled maturities of certificates of deposit with balances in excess of $100,000 are as follows:

December 31, 2002 (in thousands)	Less than 3 months	Within 3-6 months	Within 6-12 months	Over one year	Total
Certificates of deposit over $100,000	$9,492	$4,946	$9,917	$9,954	$34,309

During 2002 borrowings decreased $20.9 to $52.5 million. Borrowings at December 31, 2002 consisted of Federal Home Loan Bank advances of $45.1 million and overnight retail repurchase agreements of $7.4 million. Federal Home Loan Bank advances had terms ranging from 5 months to 70 months and fixed rates ranging from 3.76% to 4.56%. Overnight retail repurchase agreements had overnight rates ranging from 1.69% to 1.74%.

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

Operating activities for the year ended December 31, 2002 provided net cash flows of $12.1 million. During 2002 investing activities provided net cash of $908,000, a result of principal collected from mortgage backed securities and other securities were $61.5 million offset by investment security purchases of $43.4 million and $15.6 million in net loan advances and loan purchases. Financing activities provided net cash of $45.6 million, principally from increased deposits and repurchase agreements, offset somewhat by other borrowings. Funds provided by operating, financing and investing activities, provided a $58.6 million increase in cash and overnight federal funds sold.

Operating activities for the year ended December 31, 2001 provided net cash flows of $702,000. During 2001 investing activities used net cash of $77.1 million, a result of investment security purchases of $95.1 million and $7.8 million in net loan advances, while principal collected from mortgage backed securities and other securities were $26.2 million. Financing activities provided net cash of $74.8 million, principally from increased deposits and borrowings. Funds provided by operating and financing activities, together with a $1.6 million decrease in cash and overnight federal funds sold, were used to fund investing activities.

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

At December 31, 2002, NewMil’s liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $97 million, to net deposits and short term unsecured liabilities, was 62.3%, well in excess of NewMil’s minimum policy guideline of 15%.

At December 31, 2002, NewMil had outstanding commitments to fund new loan originations of $71.8 million, construction mortgage commitments of $5.0 million and unused lines of credit of $37.6 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which NewMil is exposed is interest rate risk. NewMil has no foreign currency or commodity price risk. Credit risk related to investments in corporate bonds ($39.2 million at December 31, 2002) is low as all corporate bonds are investment grade.

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

The following table sets forth NewMil’s interest rate sensitivity position, or gap position, at December 31, 2002, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to re-pricing in future time periods. For the purposes of this analysis, money market and savings deposits have been presented in the within 6 month category and NOW account deposits have been presented in the after 5 year category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the re-pricing periods presented due to differences in their re-pricing elasticity relative to changes in the general level of interest rates.

December 31, 2002	Within 6	Within 7-12	Within 1-5	After	Non- interest-
(dollars in thousands)	months	months	years	5 years	bearing	Total
ASSETS
Securities	$32,182	$17,401	$122,396	$16,462	$2,496	$190,937
Federal funds sold	63,441	—	—	—	—	63,441
Cash & due from banks	—	99	—	—	21,250	21,349
Loans, net	105,985	47,514	149,021	40,772	3,923	347,215
Other assets	—	—	—	—	31,929	31,929

Total assets	201,608	65,014	271,417	57,234	59,598	$654,871

SOURCE OF FUNDS
Deposits
Demand (non interest-bearing)	—	—	—	—	46,750	46,750
NOW accounts	—	—	—	71,586	—	71,586
Money market	144,288	—	—	—	—	144,288
Savings & other	79,811	—	—	—	—	79,811
Certificates of deposit	92,870	59,463	54,034	4	—	206,371
Federal Home Loan Bank advances	14,167	4,257	25,653	1,000	—	45,077
Repurchase agreements	7,392	—	—	—	—	7,392
Other liabilities	—	—	—	—	3,685	3,685
Stockholders’ equity	—	—	—	—	49,911	49,911

Total sources of funds	338,528	63,720	79,687	72,590	100,346	$654,871

Cumulative interest-rate sensitivity gap	$(136,920)	$(135,626)	$56,104	$40,748	$—

Percent of total assets	-20.7%	-20.5%	8.5%	6.2%	-%

At December 31, 2002, NewMil’s one-year cumulative gap was liability sensitive, amounting to $135.6 million, or 20.5% of assets. A liability sensitive gap implies that NewMil’s net interest margin could be adversely affected by a sudden increase in interest rates.

NewMil’s asset/liability management responds to changes in interest rates and market conditions. The earnings simulation analysis incorporates numerous assumptions about balance sheet changes, including growth and product mix, prepayments, product pricing and the behavior of interest rates. NewMil’s policy is to ensure that changes in net income over a twelve month horizon under +/-200 basis point rising and falling interest rate scenarios will not decrease by 20% or more as compared with the current interest rate scenario. However, because current interest rates are at historically low levels, NewMil adjusted its policy requirements for the December 31, 2002 and 2001 earnings simulation analysis to test within a +300/-50 basis point band.

During the last two years the Federal Open Market Committee of the Federal Reserve Board lowered the overnight federal funds target rate by 5.25% to 1.25% at December 31, 2002, while the yield on the 30-year US Treasury Note declined 0.68% to 4.78% at December 31, 2002. Yields on other US Treasury Notes changed by varying amounts within this 0%-to-5.25% range according to their maturities. At December 31, 2002 NewMil simulated earnings at risk over a twelve-month horizon by ramping the overnight federal funds target rate by +300/-50 basis points and the yield on the 30-year US Treasury Note by +102/-13 basis points from the current rate environment. Yields on other US Treasury Notes and other indices have been ramped by varying amounts within these ranges according to their maturities. NewMil’s December 31, 2002 earnings simulation analysis indicated that the estimated percentage change in net income over the twelve month forecast horizon was well within the –20% tolerance limit.

In 2000 and prior periods, NewMil simulated earnings at risk over a twelve-month horizon by ramping interest rates +/-200 basis points from the current rate environment. During those periods interest rates did not move +/-200 basis points from their beginning period rates.

The following table shows the estimated percentage changes in net income over a twelve month forecast horizon for the periods presented.

	% Change in Net Income
	December 31,			June 30,
Change in Rate	2002	2001	2000	2000	1999
+300 bp	(6.9)%	(8.2)%	—	—	—
-50 bp	2.0	1.8	—	—	—
+200 bp	—	—	(8.9)%	(8.6)%	2.9%
-200 bp	—	—	(6.2)	(5.0)	(9.5)

Due to the numerous assumptions in the simulation analysis, actual results will differ from estimated results. Factors other than changes in interest rates could also impact net income. A significant factor in determining NewMil’s ability to maintain its net interest margin in a changing interest rate environment is its ability to manage its core deposit rates. Essentially all NewMil’s deposit base is composed of local retail deposit accounts that tend to be somewhat less sensitive to moderate interest fluctuations than other funding sources and, therefore, provide a reasonably stable and cost-effective source of funds. The entry of new competitors into NewMil’s market area or renewed disintermediation of deposits fueled by a resurgence in the equities markets may pressure NewMil to change its loan and deposit pricing which may negatively affect NewMil’s net interest margin. NewMil structures its loan and securities portfolios to provide for portfolio re-pricing consistent with its interest rate risk objectives.

CAPITAL RESOURCES

During 2002 shareholders’ equity increased $3.6 million, or 7.2%, to $54.2 million, while book value per share increased 10.9% to $12.77 at December 31, 2002. The increase in shareholders’ equity resulted from net income of $6,850,000, net unrealized gains of $2.9 million on securities available for sale, net of taxes, a $207,000 tax benefit from the exercise of non-qualified stock options and proceeds from the exercise of stock options of $244,000, offset, in part, by treasury stock purchases of $4,399,000 and dividend payments of $2,162,000.

Repurchases of Common Stock

On August 14, 2002, NewMil announced its intention to repurchase 213,977, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. This announcement was made after the completion of the 222,593 share repurchase plan announced on July 18, 2001. The purpose of NewMil’s repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil’s stock option plans, and for general corporate purposes. During 2002 NewMil repurchased 226,250 shares of common stock for total consideration of $4,399,225, or $19.44 per average share.

Capital Requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the “FRB”) and the FDIC. At December 31, 2002 NewMil’s leverage capital ratio was 6.13% and its tier I and total risk-based capital ratios were 10.89% and 12.14%, respectively. At December 31, 2002 the Bank’s leverage capital, and tier I and total risk-based capital ratios were 6.14%, 10.92% and 12.17%, respectively. At December 31, 2001 the Bank’s leverage capital, and tier I and total risk-based capital ratios were 6.55%, 10.91% and 12.16%, respectively. NewMil’s intangible assets acquired pursuant to the Nutmeg purchase transaction are not recognized for regulatory capital. NewMil and the Bank are categorized as “well capitalized”. A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier1 risk-based ratio of 6% or above and a Tier 1 leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividend Restrictions

NewMil’s ability to pay dividends to its shareholders is dependent on the Bank’s ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends by the Bank to NewMil. Under Connecticut law a bank generally is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2002 was $3,276,000. In some instances, further restrictions on dividends may be imposed on NewMil by the FRB.

In October 1994 NewMil resumed dividend payments with the payment of a $0.02 quarterly cash dividend, following a four year lapse. In 1995, 1996, 1997, 1998, 1999, 2000 and 2002 NewMil increased its quarterly cash dividend to $0.05, $0.06, $0.08, $0.09, $0.10, $0.11 and $0.125 respectively. In January 2003 NewMil increased its quarterly dividend 20% to $0.15 per share. During the years ended December 31, 2002 and 2001 total dividends of $0.50 and $0.44 per share, respectively, were paid. For the six-month period ended December 31, 2000 total dividends of $0.21 per share were paid.

NewMil believes that the payment of cash dividends to its shareholders is appropriate, provided that such payment considers NewMil’s capital needs, asset quality, and overall financial condition and does not adversely affect the financial stability of NewMil or the Bank. The continued payment of cash dividends by NewMil will be dependent on NewMil’s future core earnings, financial condition and capital needs, regulatory restrictions, and other factors deemed relevant by the Board of Directors of NewMil.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which became effective July 1, 2001 and January 1, 2002, respectively for NewMil. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, was discontinued upon adoption of this standard. All goodwill and intangible assets must be tested for impairment in accordance with the provisions of the Statement. Upon adoption of SFAS 141 and 142, NewMil ceased to amortize approximately $82,000 each quarter for goodwill and did not record any impairment charges.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operation—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. While SFAS 144 retains many of the fundamental provisions of SFAS 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on NewMil’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses From Extinguishment of Debt”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. This statement is not expected to have a material impact on NewMil’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of SFAS 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement is not expected to have a material impact on NewMil’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the guidance provided in SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”. SFAS 147, which was effective upon issuance, requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify those assets to goodwill. SFAS 147 also requires that certain long term customer relationship intangible assets be subject to the same recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets under SFAS 144. This new guidance has had no impact on NewMil’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to the fair value method under SFAS 123, if the company so elects. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. NewMil expects that this pronouncement will have no impact on its consolidated financial statements, since NewMil does not expect to adopt the fair value method of accounting under SFAS 123. However, SFAS 148 will affect NewMil’s quarterly disclosures related to stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 specifies the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change and supersedes, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” The initial recognition measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. This interpretation is not expected to have material impact on NewMil’s consolidated financial statements.

IMPACT OF INFLATION AND CHANGING PRICES

NewMil’s financial statements have been prepared in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effect of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Notwithstanding this, inflation can directly affect the value of loan collateral, in particular real estate. Sharp decreases in real estate prices have, in past years, resulted in significant loan losses and losses on real estate acquired. Inflation, or disinflation, could significantly affect NewMil’s earnings in future periods.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information set forth in the ASSET/LIABILITY MANAGEMENT AND MARKET RISK section included under Item 7 of this report is incorporated by reference herein.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and

Shareholders of NewMil Bancorp, Inc.

In our opinion, the accompanying consolidated balance sheets as of December 31, 2002 and December 31, 2001 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years ended December 31, 2002 and December 31, 2001, for the six-month period ended December 31, 2000, and for the year ended June 30, 2000, present fairly, in all material respects, the financial position of NewMil Bancorp, Inc. and its subsidiary (the “Company”) at December 31, 2002 and December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2002 and December 31, 2001, for the six-month period ended December 31, 2000 and for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut

January 17, 2003

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2002	2001
ASSETS
Cash and due from banks	$21,349	$21,579
Federal funds sold	63,441	4,615

Total cash and cash equivalents	84,790	26,194
Securities
Available-for-sale at market	174,569	181,623
Held-to-maturity at amortized cost (fair value: $24,063 and $31,087)	23,092	30,785
Loans (net of allowance for loan losses: $5,250 and $5,502)	347,215	340,368
Other real estate owned	—	116
Bank premises and equipment, net	7,076	6,092
Accrued interest income	3,545	3,870
Intangible assets (net of accumulated amortization: $1,024 and $737)	8,943	9,305
Deferred tax asset, net	—	619
Other assets	12,365	8,054

Total Assets	$661,595	$607,026

LIABILITIES and SHAREHOLDERS’ EQUITY
Deposits
Demand (non-interest bearing)	$46,750	$39,898
NOW accounts	71,586	63,415
Money market	144,288	120,888
Savings and other	79,811	70,001
Certificates of deposit	206,371	181,914

Total deposits	548,806	476,116
Federal Home Loan Bank advances	45,077	67,540
Repurchase agreements	7,392	5,783
Accrued interest and other liabilities	6,084	6,993

Total Liabilities	607,359	556,432

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock - $.50 per share par value Shares authorized: 20,000,000 Shares issued: 5,990,138	2,995	2,995
Paid-in capital	42,297	42,568
Retained earnings	22,793	18,105
Accumulated other comprehensive income, net	5,779	2,921
Treasury stock, at cost: 1,755,447 and 1,599,578 shares	(19,628)	(15,995)

Total Shareholders’ Equity	54,236	50,594

Total Liabilities and Shareholders’ Equity	$661,595	$607,026

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Years ended December 31,		Six months ended December 31,		Year ended June 30,
	2002	2001	2000	1999	2000
				(unaudited)
Interest and dividend income
Interest and fees on loans	$23,943	$26,685	$10,833	$8,349	$17,108
Interest and dividends on securities	12,044	10,778	4,775	3,564	7,915
Interest on federal funds sold	446	185	101	93	152

Total interest and dividend income	36,433	37,648	15,709	12,006	25,175

Interest expense
Deposits	11,049	14,723	6,789	4,786	9,878
Borrowed funds	2,307	1,908	1,012	358	1,233

Total interest expense	13,356	16,631	7,801	5,144	11,111

Net interest and dividend income	23,077	21,017	7,908	6,862	14,064
Provision for loan losses	—	—	(416)	(495)	(470)

Net interest and dividend income after provision for loan losses	23,077	21,017	8,324	7,357	14,534

Non-interest income
Service charges on deposit accounts	2,320	2,089	808	672	1,329
Gains on sales of mortgage loans, net	574	406	93	84	147
(Loss) gain on sale of OREO	(43)	—	39	23	46
Gain on sale of branch	—	—	—	75	75
Loss on sale of securities, net	—	—	—	(109)	(109)
Loan servicing fees	70	134	43	34	66
Other	824	429	200	163	339

Total non-interest income	3,745	3,058	1,183	942	1,893

Non-interest expense
Salaries	7,395	6,729	2,805	2,396	4,878
Employee benefits	1,589	931	164	600	665
Occupancy	1,392	1,313	569	473	986
Equipment	1,179	1,185	709	420	919
Professional, collections and OREO	851	813	264	356	565
Marketing	633	510	527	140	327
Amortization of intangibles	287	654	82	—
Other	3,524	3,156	1,262	1,050	1,996

Total non-interest expense	16,850	15,291	6,382	5,435	10,336

Income before income taxes	9,972	8,784	3,125	2,864	6,091
Income tax provision	3,122	3,158	1,119	960	2,076

Net income	$6,850	$5,626	$2,006	$1,904	$4,015

Diluted earnings per share	$1.50	$1.21	$0.50	$0.50	$1.05
Basic earnings per share	1.59	1.26	0.52	0.52	1.10
Dividends per share	0.50	0.44	0.21	0.20	0.40

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in capital	Retained earnings	Treasury stock	Accumulated other comp- rehensive income	Total share- holders’ equity
(dollars in thousands)	Shares	Amount
Balances at June 30, 1999	5,990,138	2,995	$43,773	$10,637	$(23,138)	$(1,132)	$33,135
Net income for year	—	—	—	4,015	—	—	4,015
Net unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	—	(230)	(230)

Total comprehensive income							3,785

Cash dividends paid	—	—	—	(1,453)	—	—	(1,453)
Exercise of stock options	—	—	(441)	—	813	—	372
Common stock repurchased	—	—	—	—	(1,514)	—	(1,514)

Balances at June 30, 2000	5,990,138	2,995	43,332	13,199	(23,839)	(1,362)	34,325
Net income for period	—	—	—	2,006	—	—	2,006
Net unrealized gain on securities available-for-sale, net of taxes	—	—	—	—	—	2,117	2,117

Total comprehensive income							4,123

Cash dividends paid	—	—	—	(758)	—	—	(758)
Exercise of stock options	—	—	(124)	—	197	—	73
Tax benefit from exercise of non-qualified stock options	—	—	112	—	—	—	112
Common stock issued in consideration for purchase acquisition	—	—	(565)	—	10,550	—	9,985
Common stock repurchased	—	—	—	—	(343)	—	(343)

Balances at December 31, 2000	5,990,138	2,995	42,755	14,447	(13,435)	755	47,517
Net income for year	—	—	—	5,626	—	—	5,626
Net unrealized gain on securities available-for-sale, net of taxes	—	—	—	—	—	2,166	2,166

Total comprehensive income							7,792

Cash dividends paid	—	—	—	(1,968)	—	—	(1,968)
Exercise of stock options	—	—	(146)	—	279	—	133
Tax benefit from exercise of non-qualified stock options	—	—	20	—	—	—	20
Common stock issued	—	—	(61)	—	850	—	789
Common stock repurchased	—	—	—	—	(3,689)	—	(3,689)

Balances at December 31, 2001	5,990,138	2,995	42,568	18,105	(15,995)	2,921	50,594

Net income for year	—	—	—	6,850	—	—	6,850
Net unrealized gain on securities available-for-sale, net of taxes	—	—	—	—	—	2,858	2,858

Total comprehensive income							9,708

Cash dividends paid	—	—	—	(2,162)	—	—	(2,162)
Tax benefit from exercise of non-qualified stock options	—	—	207	—	—	—	207
Exercise of stock options	—	—	(481)	—	725	—	244
Common stock issued	—	—	3	—	41	—	44
Common stock repurchased	—	—	—	—	(4,399)	—	(4,399)

Balances at December 31, 2002	5,990,138	$2,995	$42,297	$22,793	$(19,628)	$5,779	$54,236

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,		Six months ended December 31,		Year ended June 30,
(in thousands)	2002	2001	2000	1999	2000
			(unaudited)
Operating Activities
Net income	$6,850	$5,626	$2,006	$1,904	$4,015
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—	(416)	(495)	(470)
Provision for depreciation and amortization	806	895	499	368	760
Amortization of intangible assets	287	654	82	—	—
Amortization and accretion of securities premiums and discounts, net	920	128	(65)	153	155
Gains on sales of loans, net	(574)	(406)	(93)	(84)	(147)
Loss (gain) on sales of OREO, net	43	—	(39)	(23)	(46)
Gain on sale of branch	—	—	—	(75)	(75)
Losses on sales of securities, net	—	—	—	109	109
Loans originated for sale	(34,505)	(24,753)	(5,275)	(4,599)	(7,377)
Proceeds from sales of loans originated for sale	35,079	25,159	5,368	4,683	7,524
Tax benefit from exercise of non-qualified stock options	207	20	112	—
Deferred income (benefit) tax provision	(137)	428	(74)	(14)	(94)
Decrease (increase) in accrued interest income	311	(372)	(98)	30	(557)
(Decrease) increase in accrued interest expense and other liabilities	(910)	816	161	(2,372)	(988)
Decrease (increase) in other assets, net	3,748	(7,493)	(49)	(39)	(596)

Net cash provided (used) by operating activities	12,125	702	2,119	(454)	2,213

Investing Activities
Purchases of securities available-for-sale	(28,180)	(40,796)	—	(8,536)	(32,218)
Purchases of mortgage backed securities Available-for-sale	(15,211)	(54,279)	—	(2,034)	(21,540)
Proceeds from sales of mortgage backed securities available-for-sale	—	—	—	8,411	8,411
Proceeds from maturities and principal repayments of securities	16,141	2,838	850	1,685	2,821
Principal collected on mortgage backed securities	45,407	23,382	7,095	9,119	15,808
Loan (advances) repayments, net	(6,903)	(7,784)	(8,870)	366	(9,418)
Loans purchased	(8,685)	—	—	(4,164)	(4,164)
Net cash paid through purchase acquisition	—	—	(4,268)	—	—
Proceeds from sales of OREO	129	—	255	190	398
Payments to improve OREO	—	(6)	—	(28)	(31)
Purchases of Bank premises and equipment	(1,790)	(496)	(790)	(135)	(201)

Net cash provided (used) by investing activities	908	(77,141)	(5,728)	4,874	(40,134)

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued:-

	Years ended December 31,		Six months ended December 31,		Year ended June 30,
(in thousands)	2002	2001	2000	1999	2000
			(unaudited)
Financing Activities
Net increase (decrease) in deposits	72,690	38,323	33,486	(866)	19,503
Net increase in repurchase agreements	1,609	1,192	4,591	—	—
FHLB (repayments) advances, net	(22,463)	40,040	(18,250)	(7,500)	20,750
Common Stock repurchased	(4,399)	(3,689)	(343)	(1,038)	(1,514)
Proceeds from Common Stock reissued	44	789	—	417	—
Cash dividends paid	(2,162)	(1,968)	(758)	(730)	(1,453)
Proceeds from exercise of stock options	244	133	73	336	372

Net cash provided (used) by financing activities	45,563	74,820	18,799	(9,381)	37,658

Increase (Decrease) in cash and cash equivalents	58,596	(1,619)	15,190	(4,961)	(263)
Cash and federal funds sold, beginning of period	26,194	27,813	12,623	12,886	12,886

Cash and federal funds sold, end of period	$84,790	$26,194	$27,813	$7,925	$12,623

Cash paid during period
Interest to depositors	$11,082	$14,825	$6,668	$4,786	$9,807
Interest on borrowings	2,318	1,827	1,021	394	1,203
Income taxes	3,121	3,118	970	817	1,723
Non-cash transfers
From loans to OREO	56	—	—	18	354
Financed portion of OREO sales	—	—	218	113	218
Assets acquired and liabilities assumed in purchase acquisition
Fair value of non-cash assets acquired	—	—	107,190	—	—
Fair value of liabilities assumed	—	—	99,256	—	—
Common stock issued	—	—	9,985	—	—

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NewMil is the bank holding company for NewMil Bank, a State chartered savings bank. NewMil’s activity is currently limited to the holding of the Bank’s outstanding capital stock and the Bank is the Company’s only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the “FDIC”) insured savings bank headquartered in New Milford, Connecticut. The Bank’s principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through 18 full-service offices and one special needs office located in Litchfield, Fairfield and New Haven Counties. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

Principles of Consolidation

The consolidated financial statements include those of NewMil and its subsidiary after elimination of all intercompany accounts and transactions.

Change in Fiscal Year

In December 2000, NewMil changed its fiscal year to December 31 from June 30. All references in the financial statements to the year or period ended December 31, 2000 relate to the six-months then ended.

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

NewMil’s loans are generally collateralized by real estate located principally in Connecticut. In addition, substantially all OREO is located in Connecticut. Accordingly, the collectability of a substantial portion of the Company’s loan portfolio and OREO through foreclosure is particularly susceptible to changes in market conditions.

While management uses available information to recognize losses on loans and OREO, future additions to the allowance or write-downs of OREO may be necessary based on changes in economic conditions, particularly in Connecticut. In addition, various regulatory agencies, as an integral part of their examination process, periodically review NewMil’s allowance for loan losses and valuation of OREO. Such agencies may require NewMil to recognize additions to the allowance or write-downs based on their judgments of information available to them at the time of their examination.

Securities

Securities that may be sold as part of NewMil’s asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at their fair market value. Unrealized holding gains and losses on such securities are reported net of related taxes, if applicable, as a separate component of shareholders’ equity. Securities that NewMil has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. Securities that NewMil has transferred from available-for-sale to held-to-maturity are carried at the fair value at the time of transfer, adjusted for subsequent amortization or accretion and are net of applicable taxes. Investment securities are reviewed regularly for other than temporary impairment. If there was other than temporary impairment, the carrying value of the investment security would be reduced to the estimated fair value, with the impairment loss recognized in the consolidated statements of income as other operating income, net.

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

Loans, including impaired loans, are restored to accrual status when principal and interest payments are brought current and future payments are reasonably assured, following a sustained period of repayment performance by the borrower in accordance with the loan’s contractual terms.

Troubled debt restructurings (“TDR”) are renegotiated loans for which concessions, such as the reduction of interest rates, deferral of interest or principal payments, or partial forgiveness of principal and interest, have been granted due to a deterioration in a borrower’s financial condition. Interest to be paid on a deferred or contingent basis is reported in earnings only as collected.

Allowance for Loan Losses

NewMil periodically reviews the allowance for loan losses in order to maintain the allowance at a level sufficient to absorb credit losses. NewMil’s review is based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. The allowance for loan losses is increased through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. While NewMil uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in regional economic conditions and related factors.

NewMil measures impaired loans based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. NewMil recognizes impairment by creating a valuation allowance. A loan is impaired when, based on current information, it is probable that NewMil will be unable to collect all amounts due according to the contractual terms of the loan. Smaller-balance homogeneous loans consisting of residential mortgages and consumer loans are evaluated for collectability by NewMil based on historical loss experience rather than on an individual loan-by-loan basis. Impaired loans are primarily commercial mortgages, collateralized by real estate.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in acquisitions accounted for using the purchase method of accounting. The core deposit intangibles are being amortized on a declining balance method over a period of seven years from the acquisition date. Upon adoption of SFAS 142 all goodwill and intangible assts must be tested for impairment. In addition NewMil ceased to amortize goodwill in accordance with the Statement. On a periodic basis, management assesses intangible assets for impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

Stock-Based Compensation

NewMil’s stock-based compensation plans are accounted for based on the intrinsic value method set forth in Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation expense for employee stock options is generally not recognized if the exercise price of the option equals or exceeds the fair value of the stock on the date of the grant.

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

	Years ended December 31,		Six months ended December 31,		Year ended June 30,
(in thousands)	2002	2001	2000	1999	2000
Basic	4,321	4,467	3,890	3,656	3,635
Effect of dilutive stock options	234	172	145	184	172

Diluted	4,555	4,639	4,035	3,840	3,807

Segments of an Enterprise and Related Information

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. NewMil does not have any operating segments, as defined by SFAS 131, and therefore, has not disclosed the additional information.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) approved Statements of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) which became effective July 1, 2001 and January 1, 2002, respectively for NewMil. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, was discontinued upon adoption of this standard. All goodwill and intangible assets must be tested for impairment in accordance with the provisions of the Statement. Upon adoption of SFAS 141 and 142, NewMil ceased to amortize approximately $82,000 each quarter for goodwill and did not record any impairment charges.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. This Statement is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” (“SFAS 144”) which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operation – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. While SFAS 144 retains many of the fundamental provisions of SFAS 121, it establishes a single accounting model for long-lived assets to be disposed of by sale, and resolves certain implementation issues not previously addressed by SFAS 121. SFAS 144 is effective for fiscal years beginning after December 15, 2001. This Statement is not expected to have a material impact on NewMil’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). Among other things, SFAS 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses From Extinguishment of Debt”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. This statement is not expected to have a material impact on NewMil’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) which requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of SFAS 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement is not expected to have a material impact on NewMil’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions”, which provides guidance on the accounting for the acquisition of a financial institution and supersedes the guidance provided in SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”. SFAS 147, which was effective upon issuance, requires companies to cease amortization of unidentified intangible assets associated with certain branch acquisitions and reclassify those assets to goodwill. SFAS 147 also requires that certain long term customer relationship intangible assets be subject to the same recoverability test and impairment loss recognition and measurement provisions required for other long-lived assets under SFAS 144. This new guidance has had no impact on NewMil’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to the fair value method under SFAS 123, if the company so elects. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported net income of an entity´s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. NewMil expects that this pronouncement will have no impact on its consolidated financial statements, since NewMil does not expect to adopt the fair value method of accounting under SFAS 123. However, SFAS 148 will affect NewMil’s quarterly disclosures related to stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 specifies the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This interpretation also incorporates, without change and supersedes, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others.” The initial recognition measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. This interpretation is not expected to have material impact on NewMil’s consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS

On November 9, 2000, NewMil acquired Nutmeg Federal Savings and Loan Association (“Nutmeg”) in a tax-free stock-for-stock and cash-for-stock exchange for a total purchase price of $20.3 million, in consideration for which NewMil paid $10.3 million in cash and issued 1.0 million shares of common stock. Nutmeg was a federally chartered savings and loan association headquartered in Danbury, Connecticut with $109.1 million in assets and $84.7 million in deposits with four branch locations, including two in Danbury, one in Bethel and one in Ridgefield, Connecticut. In connection with the acquisition, NewMil recorded goodwill of $8.1 million and a core deposit intangible of $1.4 million.

NOTE 3 – SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

(in thousands)	Estimated fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
December 31, 2002
U.S. Government Agency notes
After 1 but within 5 years	$47,672	$2,212	$—	$45,460
Corporate bonds
After 1 but within 5 years	39,175	2,391	—	36,784
Mortgage backed securities	80,226	4,103	—	76,123
Collateralized mortgage obligations	3,643	116	—	3527

Total debt securities	170,716	8,822	—	161,894
Equity securities	3,853	1	—	3,852

Total securities available-for-sale	$174,569	$8,823	$—	$165,746

December 31, 2001
U.S. Government Agency notes
After 1 but within 5 years	$21,151	$606	$—	$20,545
Corporate bonds
After 1 but within 5 years	38,803	2,009	1	36,795
Mortgage backed securities	102,407	1,670	28	100,765
Collateralized mortgage obligations	15,513	260	—	15,253

Total debt securities	177,874	4,545	29	173,358
Equity securities	3,749	1	—	3,748

Total securities available-for-sale	$181,623	$4,546	$29	$177,106

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

(in thousands)	Amortized cost(a)	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2002
Municipal bonds
After 1 but within 5 years	$250	$5	$—	$255
After 10 years	10,527	212	—	10,739
Mortgage backed securities	8,531	606	—	9,137
Collateralized mortgage obligations	3,784	148	—	3,932

Total securities held-to-maturity	$23,092	$971	$—	$24,063

December 31, 2001
Municipal bonds
After 1 but within 5 years	$500	$5	$—	$505
After 10 years	10,536	—	370	10,166
Mortgage backed securities	14,385	534	—	14,919
Collateralized mortgage obligations	5,364	133	—	5,497

Total securities held-to-maturity	$30,785	$672	$370	$31,087

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

Cash proceeds and realized gains and losses from sales of securities were as follows:

(in thousands)	Cash proceeds	Realized gains	Realized losses
Six months ended December 31, 2000
U.S. Treasury Notes, available-for-sale	$4,653	$—	$—

Six months ended December 31, 1999
Mortgage backed securities, available-for-sale	$8,411	$—	$109

Year ended June 30, 2000
Mortgage backed securities, available-for-sale	$8,411	$—	$109

At December 31, 2002 securities with a carrying value and market value aggregating approximately $5,523,000 and $5,631,000, respectively, were pledged as collateral against public funds and securities with a carrying value and market value aggregating approximately $21,563,000 and $21,563,000, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value aggregating $5,612,000 and $6,019,000, respectively, were pledged as collateral against Treasury Tax & Loan Deposits.

NOTE 4 – LOANS

The composition of the loan portfolio is as follows:

	December 31,
(in thousands)	2002	2001
Real estate mortgages
1-to-4 family residential	$197,318	$180,513
5-or-more family residential	9,759	14,649
Commercial	98,035	78,091
Land & land development	2,080	2,997
Home equity credit	28,562	32,580
Commercial & Industrial	14,364	34,254
Installment & other	2,466	3,089

Total loans, gross	352,584	346,173
Deferred loan origination fees & purchase premium, net	(119)	(303)
Allowance for loan losses	(5,250)	(5,502)

Total loans, net	$347,215	$340,368

	December 31,
(in thousands)	2002	2001
Impaired loans
With no valuation allowance	$471	$77
With valuation allowance	479	696

Total impaired loans	950	773

Valuation allowance	139	100
Commitments to lend additional amounts to impaired borrowers	—	—
Average impaired loans	850	749
Valuation of impaired loans based on:
Discounted cash flows	—	—
Collateral values	811	673

NewMil’s loans consist primarily of residential and commercial real estate loans located principally in western Connecticut, NewMil’s service area. NewMil offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations is dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the NewMil’s loan portfolio and the recovery of a substantial portion of OREO is susceptible to changes in market conditions.

Changes in the allowance for loan losses are as follows:

	Years ended December 31,		Six months ended December 31,	Year ended June 30,
(in thousands)	2002	2001	2000	2000
Balance, beginning of period	$5,502	$5,518	$4,978	$4,989
Provision for losses	—	—	(416)	(470)
Allowance acquired from purchase of Nutmeg	—	—	584
Charge-offs	(475)	(74)	(49)	(177)
Recoveries	223	58	421	636

Balance, end of period	$5,250	$5,502	$5,518	$4,978

NOTE 5 – NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

	December 31,
(in thousands)	2002	2001
Non-accrual loans	$254	$985
Accruing loans past due 90 days or more	1,281	760
Accruing troubled debt restructured loans	—	—

Total non-performing loans	1,535	1,745
Real estate acquired in settlement of loans	—	116

Total non-performing assets	$1,535	$1,861

The reductions in interest income associated with non-accrual loans are as follows:

	Years ended December 31,		Six months ended December 31,	Year ended June 30,
(in thousands)	2002	2001	2000	2000
Income in accordance with original terms	$16	$95	$61	$68
Income recognized	6	65	13	15

Reduction in interest income	$10	$30	$48	$53

NOTE 6 – BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

	December 31,
(in thousands)	2002	2001
Land	$1,321	$1,140
Buildings and improvements	6,747	6,030
Equipment	5,399	4,565
Leasehold improvements	596	596

Total cost	14,063	12,331
Accumulated depreciation and amortization	(6,987)	(6,239)

Bank premises and equipment, net	$7,076	$6,092

NOTE 7 – BORROWINGS

Fixed rate advances from the Federal Home Loan Bank of Boston are as follows:

	December 31,
(in thousands)	2002	2001
1.963% due January 2, 2002	$—	$2,205
2.18% due January 3, 2002	—	7,000
1.82% due January 9, 2002	—	5,000
1.87% due January 16, 2002	—	5,000
1.87% due January 23, 2002	—	5,622
4.35% due June, 20, 2003	10,000	10,000
4.56% due August 10, 2006(a)	7,699	9,549
4.49% due August 31, 2006(a)	7,695	9,549
4.39% due September 11, 2006(a)	10,221	12,615
3.76% due February 1, 2007(a)	8,462	—
4.49% due October 6, 2008(b)	1,000	1,000

Total	$45,077	$67,540

(a)	Five year amortizing advances
(b)	Advance is callable quarterly

NewMil has a pre-approved line of credit of up to 2% of total assets with the Federal Home Loan Bank of Boston (“FHLBB”) under the FHLBB’s IDEAL Way Line of Credit Program. These advances are one-day variable rate loans with automatic rollover. Under an agreement with the FHLBB NewMil is required to maintain qualified collateral, as defined in the FHLBB’s Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. NewMil maintains qualified collateral in excess of the amount required to support the outstanding advances and the pre-approved line of credit at December 31, 2002.

NewMil enters into repurchase agreements directly with its customers. These agreements are offered as an overnight or short-term investment to NewMil’s customers. Information concerning short-term borrowings represented by securities sold under agreements to repurchase is presented as follows:

	December 31,
(dollars in thousands)	2002	2001
Repurchase agreements	$7,392	$5,783
Book value of collateral
US Government Agency notes	21,563	18,869
Market value of collateral	21,563	18,894
Weighted average rate	1.72%	2.25%
weighted average maturity	1 day	1 day

NOTE 8 – INCOME TAXES

NewMil provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

	Years ended December 31,		Six months ended December 31,	Year ended June 30,
(in thousands)	2002	2001	2000	2000
Current provision
Federal	$3,258	$2,730	$1,193	$2,170
State	1	—	—	—

Total	3,259	2,730	1,193	2,170

Deferred (benefit) provision
Federal	(137)	428	(74)	(94)
State	—	—	—	—

Total	(137)	428	(74)	(94)

Income tax provision	$3,122	$3,158	$1,119	$2,076

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

	Years ended December 31,		Six months ended December 31,	Year ended June 30,
(in thousands)	2002	2001	2000	2000
Income tax at statutory federal tax rate	34.0%	34.0%	34.0%	34.0%
Connecticut Corporation tax, net of federal tax benefit	0.0	0.0	0.0	0.0
Cash Surrender Value – Life Insurance	(1.6)	0.0	0.0	0.0
Goodwill	—	1.0	0.9	—
Other	(1.1)	1.0	0.9	0.1

Effective income tax rates	31.3%	36.0%	35.8%	34.1%

The components of NewMil’s net deferred tax asset are as follows:

	December 31, 2002		December 31, 2001
(in thousands)	Federal	State	Federal	State
Deferred tax assets
Net operating losses	$—	$2,838	$—	$1,897
Bad debt expense, book	1,785	394	1,871	413
Post retirement benefits	538	119	411	91
Other	83	114	120	80

Total deferred tax assets	2,406	3,465	2,402	2,481

Deferred tax liabilities
Unrealized gains on securities available-for-sale and transferred to held-to-maturity	2,977	—	1,505	—
Prepaid Pension	500	110	431	95
Bad debt expense, tax	671	148	800	177
Other	479	106	552	122

Total deferred tax liabilities	4,627	364	3,288	394

Net deferred tax (liabilities) asset	(2,221)	3,101	(886)	2,087
Valuation reserve	—	(3,101)	—	(2,087)

Net deferred tax liabilities	$(2,221)	$—	$(886)	$—

The allocation of deferred tax expense involving items charged to income and items charged directly to shareholders’ equity and items charged to goodwill are as follows:

	December 31, 2002		December 31, 2001
(in thousands)	Federal	State	Federal	State
Deferred tax expense (benefit) allocated to:
Shareholders’ equity	$1,472	$—	$1,117	$—
Goodwil	—	—	477	—
Income	(137)	—	428	—

Total deferred tax expense	$1,335	$—	$2,022	$—

NewMil will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

At December 31, 2002 and 2001, a valuation allowance was established for the entire amount of the state deferred tax assets as a result of Connecticut legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a “passive investment company”. In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in State of Connecticut corporate tax law.

NOTE 9 – RETIREMENT PLANS

NewMil has a non-contributory defined benefit pension plan (the “Pension Plan”) covering all eligible employees. Since September 1, 1993 benefit accruals have been suspended under the Pension Plan for all employees. The accrued benefits are primarily based on compensation and length of service. Pension Plan assets consist principally of cash, money market funds, bonds and equity securities. The funded status of the Pension Plan was as follows:

(in thousands)	December 31, 2002	December 31, 2001
Change in benefit obligation:
Benefit obligation, beginning of year	$6,308	$5,394
Service cost	—	—
Interest cost	424	428
Impact of assumption change	(322)	654
Experience loss	86	84
Impact of plan changes	202	—
Plan participants’ contributions	—	—
Actuarial gain	—	—
Benefits paid	(279)	(252)

Benefit obligation, end of year	6,419	6,308

Change in plan assets:
Fair value of plan assets, beginning of year	7,399	9,588
Actual loss on plan assets	(698)	(1,937)
Employer contribution	—	—
Plan participant’s contribution	—	—
Benefits paid	(279)	(252)

Fair value of plan assets, end of year	6,422	7,399

Funded status	3	1,090
Unrecognized prior service cost	202	—
Unrecognized net actuarial loss	1,267	176

Prepaid benefit cost	$1,472	$1,266

	Years ended December 31,		Six months ended December 31,	Year ended June 30,
(dollars in thousands)	2002	2001	2000	2000
Weighted-average assumptions:
Discount rate	6.50%	7.00%	8.00%	7.50%
Expected return on plan assets	8.75	8.50	8.50	8.50

Components of net periodic cost:
Interest cost	$424	$428	$205	$330
Expected return on plan assets	(630)	(799)	(409)	(623)
Amortization of recognized net gain	—	(137)	(109)	(175)

Net pension income	$(206)	$(508)	$(313)	$(468)

For the first half of the fiscal year ended June 30, 2000 NewMil measured net periodic pension cost under the premise that the plan would be terminated during 2000. During the quarter ended December 31, 1999, NewMil made a strategic decision not to terminate the plan and to continue the plan in a frozen status. This change in strategy was deemed a significant event per paragraph 53 of SFAS No. 87 “Employers’ Accounting for Pensions” which necessitated a change in measurement assumptions.

No contributions were made to the Pension Plan in 2002, 2001, 2000 or 1999.

NewMil has a 401(k) Savings Retirement Plan covering all eligible employees. Participants may contribute up to 15% of their compensation, subject to a maximum of $11,000 per year in 2002. Individuals age 50 or higher during 2002 are eligible to contribute a “catch-up” contribution amounting to an additional $1,000. Effective January 1, 2000, NewMil amended the 401(k) Savings Retirement Plan in order to adopt the provisions of the IRS safe harbor rules. For the period from July 1, 1999 to December 31, 1999 NewMil contributed amounts equal to 50% of annual employee contributions up to 6% of participants’ compensation. Since January 1, 2000, NewMil contributes amounts equal to 100% of annual employee contributions up to 3% of participants’ compensation and 50% of the next 2% of annual employee contributions of participants’ compensation. Since the amendment to the Plan, employees are fully vested in NewMil’s contributions. NewMil contributed $171,000 to the Plan in 2002, $161,000 to the Plan in 2001, $59,000 for the six-month period ended December 31, 2000 and $100,000 for the year ended June 30, 2000. The plan allows for NewMil to make non-contributory profit sharing contributions. No profit sharing contributions were made during 2002, 2001 or 2000.

NewMil provides post-retirement health benefits for eligible current retirees and eligible employees. Post-retirement life insurance benefits are provided for employees that were eligible for retirement as of October 1, 1993 and certain eligible current retirees. The cost of post-retirement health care benefits is shared by NewMil and the retiree, and benefits are based on deductible and coinsurance provisions. The post-retirement life insurance benefits are non-contributory, and benefits are based on a percentage of the base pay at retirement. Effective October 1, 1993 NewMil suspended certain post-retirement benefits and introduced a co-pay provision for new employees hired on or after October 1, 1993. NewMil does not advance-fund its post-retirement health care and life insurance benefit plan. Post-retirement expense was $84,000 for 2002, $75,000 for 2001, $30,000 and $30,000 for the six month period ended December 31, 2000 and $67,000 for the year ended June 30, 2000. As of December 31, 2002, NewMil’s post-retirement liability was $457,000 based upon a discount rate of 6.5% and health care cost contributions from NewMil, amounting to $21,000.

NewMil provides supplemental retirement benefits to certain key executives. Supplemental retirement expense was $220,000 for 2002, $12,000 for 2001, $20,000 for the six month period ended December 31, 2000, and $16,000 for the year ended June 30, 2000.

NOTE 10 – SHAREHOLDERS’ EQUITY

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional and discretionary actions by the regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank was classified, as of its most recent notification, as “well capitalized”. The Bank’s actual regulatory capital position and minimum capital requirements as defined “For Capital Adequacy Purposes” and “To Be Well Capitalized Under Prompt Corrective Action Provisions” are as follows:

	December 31, 2002		December 31, 2001
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Actual Capital Position
Tier 1 leverage	$39,623	6.14%	$38,296	6.55%
Tier 1 risk-based	39,623	10.92	38,296	10.91
Total risk-based	44,167	12.17	42,698	12.16

Minimum Requirement For Capital Adequacy
Tier 1 leverage	25,806	4.00	23,388	4.00
Tier 1 risk-based	14,512	4.00	14,042	4.00
Total risk-based	29,024	8.00	28,084	8.00

Minimum Requirement To Be Well Capitalized
Tier 1 leverage	32,258	5.00	29,235	5.00
Tier 1 risk-based	21,768	6.00	21,063	6.00
Total risk-based	36,280	10.00	35,105	10.00

Restrictions on Subsidiary’s Dividends and Payments

NewMil’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2002 was $3,276,000. In some instances further restrictions on dividends may be imposed on NewMil by the FRB.

Repurchases of Common Stock

In August 14, 2002, NewMil announced its intention to repurchase 213,977, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of NewMil’s repurchase plans is to offset the future dilution from shares issued upon the exercise of stock options under NewMil’s stock option plans, and for general corporate purposes.

During 2002 NewMil repurchased 226,250 shares of common stock for total consideration of $4,399,225, or $19.44 per average share, under a 222,593 share repurchase plan announced on July 18, 2001 and a 213,977 share repurchase plan announced on August 14, 2002.

NOTE 11 – COMPREHENSIVE INCOME

Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. NewMil’s only component of other comprehensive income is net unrealized gains (losses) on securities. The components of comprehensive income are as follows:

	Years ended December 31,		Six months ended December 31,	Year ended June 30,
(in thousands )	2002	2001	2000	2000
Net income	$6,850	$5,626	$2,006	$4,015
Net unrealized gains (losses) on securities during period	2,858	2,166	2,117	(230)

Comprehensive income	$9,708	$7,792	$4,123	$3,785

The components of other comprehensive income, and related tax effects are as follows:

(in thousands)	Before tax amount	Tax (expense) benefit	Net of tax amount
Year ended December 31, 2002
Net unrealized gains on securities available-for-sale during year	$4,306	$(1,464)	$2,842
Accretion of unrealized loss on securities transferred from available-for-sale to held-to-maturity	24	(8)	16

Net unrealized gains on securities during year	$4,330	$(1,472)	$2,858

Year ended December 31, 2001
Net unrealized gains on securities available-for-sale during year	$3,270	$(1,112)	$2,158
Accretion of unrealized loss on securities transferred from available-for-sale to held-to-maturity	12	(4)	8

Net unrealized gains on securities during year	$3,282	$(1,116)	$2,166

Six months ended December 31, 2000
Net unrealized gains on securities available-for-sale during period	$3,199	$(1,088)	$2,111
Accretion of unrealized loss on securities transferred from available-for-sale to held-to-maturity	9	(3)	6

Net unrealized gains on securities during period	$3,208	$(1,091)	$2,117

Year ended June 30, 2000
Net unrealized losses on securities available-for-sale during year	$(501)	$170	$(331)
Reclassification adjustment for realized loss included in net income	109	(37)	72
Accretion of unrealized loss on securities transferred from available-for-sale to held-to-maturity	44	(15)	29

Net unrealized losses on securities during year	$(348)	$118	$(230)

NOTE 12 – RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

	Years ended December 31,
(in thousands)	2002	2001
Balance, beginning of period	$2,147	$1,482
Advances	1,352	1,280
Related parties added during period	—	—
Repayments	(1,088)	(615)

Balance, end of period	$2,411	$2,147

NOTE 13 – STOCK OPTIONS

NewMil’s 1986 Stock Option and Incentive Plan (“Employee Plan”) authorizes the granting of both incentive and non-incentive options and stock appreciation rights (SARs) to officers and other key employees by the Salary and Benefits Committee of the Board. During the last three years there were no SARs granted to any employee under the Employee Plan by the Salary and Benefits Committee of the Board. The Employee Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price not less than 85% of the fair market value of NewMil’s stock on the date of the grant. During 2002 NewMil granted options with a two-year vesting requirement, 50% on the first year anniversary and the remaining 50% on the second anniversary. All options granted prior to 2002 are fully vested.

NewMil’s 1992 Stock Option Plan for Outside Directors (“Director Plan”) provides for automatic grants of 2,000 options each January 1st to each non-employee director, provided options are available. The Director Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price of not less than the fair market value (average of the bid and ask price) of NewMil’s stock on the date of the grant. The options are fully vested six months after the time of the grant. Changes in outstanding stock option and SARS are as follows:

	Employee Plan		Director Plan
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
June 30, 1999	326,351	$5.562	127,000	$5.414
Granted	54,500	10.926	3,000	10.938
Exercised	(66,001)	5.465	(4,000)	3.000
Lapsed	(1,500)	7.375	—	—

June 30, 2000	313,350	6.507	126,000	6.848
Granted	—	—	17,000	9.969
Exercised	(17,000)	4.320	—	—
Lapsed	—	—	—	—

December 31, 2000	296,350	6.633	143,000	7.219
Granted	15,000	11.531	20,000	10.594
Exercised	(20,700)	5.684	(5,000)	3.000
Lapsed	(500)	3.625	—	—

December 31, 2001	290,150	6.959	158,000	7.779
Granted	49,182	15.573	20,000	14.760
Exercised	(26,250)	4.584	(41,000)	3.000
Lapsed	(800)	3.000	(10,000)	3.000

December 31, 2002	312,282	8.526	127,000	10.798

Options exercisable at December 31, 2002	263,900		127,000

Options available under plan	50,666		13,000

The following table summarizes information about NewMil’s Employee and Director stock option plans, as of December 31, 2002:

Range of	Number of options		Weighted average remaining contractual	Weighted average exercise
exercise price	Outstanding	Exercisable	life	price
$ 4.00 – $ 5.99	105,100	105,100	1.2	$ 4.14
6.00 – 8.99	98,500	98,500	3.1	6.63
9.00 – 11.99	125,300	125,300	7.0	10.84
12.00 – 14.99	100,382	62,000	7.5	13.88
15.00 – 18.41	10,000	—	9.2	18.41

	439,282	390,900	4.9	$ 9.16

Effective July 1, 1996 NewMil adopted Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123). As permitted by SFAS 123 NewMil has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its Plans. Accordingly, no compensation expense has been recognized for options granted under its Plans. Had compensation cost for the NewMil’s Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, NewMil’s net income and diluted earnings per share would have been reduced to the proforma amounts indicated below. The fair value of each option grant was estimated on the date of grant using the Roll-Geske Model for pricing American call options with dividends, with the following weighted average assumptions used for grants.

	Years ended December 31,		Six months ended December 31,	Year ended June 30,
(net income in thousands)	2002	2001	2000	2000
Net income
As reported	$6,850	$5,626	$ 2,006	$4,015
Pro forma	6,547	5,519	1,962	3,808
Earnings per share, diluted
As reported	1.50	1.21	0.50	1.05
Pro forma	1.44	1.19	0.49	1.00
Dividend yield	3.30%	4.27%	4.21%	3.64%
Expected volatility	30.00	37.00	40.00	38.00
Risk-free interest rate	5.16	5.05	5.68	6.03
Expected lives, years	10	10	10	8
Fair value of options granted during year	$4.83	$3.83	$ 3.94	$4.38

NOTE 14 – COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit, which are not reflected in the accompanying financial statements. NewMil’s loan commitments are as follows:

	December 31,
(in thousands)	2002	2001
Unused lines of credit	$37,582	$36,891
Construction mortgages	4,995	4,902
Loan commitments	71,841	30,796
Letters of Credit	1,336	256

NewMil does not anticipate any material losses as a result of these transactions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. NewMil’s exposure to credit loss in the event of non-performance by the other party to the commitment is represented by the contractual amount of the instrument. The exposure to credit loss is limited by evaluating the customer’s credit worthiness on a case-by-case basis and by obtaining collateral if deemed necessary. Collateral held generally includes residential and commercial properties. NewMil generally requires an initial loan to value ratio of no greater than 80% when real estate collateralizes a loan commitment.

NewMil and its subsidiaries are defendants in proceedings arising out of, and incidental to, activities conducted in the normal course of business. In the opinion of management, resolutions of these matters will not have a material effect on NewMil’s financial condition, results of operations or cash flows.

NewMil leases facilities under operating leases that expire at various dates through 2007. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by NewMil. Rent expense totaled $432,000 for 2002, $432,000, for 2001, $149,000 and $118,000 for the six months period ending December 31, 2000 and 1999, respectively and $243,000 for the year ended June 30, 2000. Future minimum lease payments at December 31, 2002 are as follows:

2003	$466,044
2004	414,130
2005	249,387
2006	177,029
2007	47,225
After 2007	176,667

$1,530,482

NOTE 15 – ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 “Disclosures About Fair Value of Financial Instruments” (SFAS 107), requires NewMil to disclose fair value information for certain of its financial instruments, including loans, securities, deposits, borrowings and other such instruments. Quoted market prices are not available for a significant portion of NewMil’s financial instruments and, as a result, the fair values presented may not be indicative of net realizable or liquidation values. Fair values are estimates derived using present value or other valuation techniques and are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics, and other factors. In addition, fair value estimates are based on market conditions and information about the financial instrument at a specific point in time. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Such items include mortgage servicing, core deposit intangibles and other customer relationships, premises and equipment, foreclosed real estate and income taxes. In addition, the tax ramifications relating to the realization of the unrealized gains and losses may have a significant effect on fair value estimates and have not been considered in the estimates.

The following is a summary of the methodologies and assumptions used to estimate the fair value of NewMil’s financial instruments pursuant to SFAS 107.

Cash, cash equivalents and other: The fair value of cash and due from banks, deposits with banks, federal funds sold, accrued interest receivable, repurchase agreements and accrued interest payable, is considered to approximate the book value due to their short-term nature and negligible credit losses.

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

The carrying values and estimated fair values of NewMil’s financial instruments are as follows:

	December 31, 2002		December 31, 2001
(in thousands)	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial Assets
Cash and due from banks	$21,349	$21,349	$21,579	$21,579
Federal funds sold	63,441	63,441	4,615	4,615
Securities available-for-sale	174,569	174,569	181,623	181,623
Securities held-to-maturity	23,092	24,063	30,785	31,087
Loans	352,584	369,057	346,173	347,045
Allowance for loan losses	(5,250)	—	(5,502)	—
Deferred loan origination fees and purchase premium, net	(119)	—	(303)	—

Loans, net	347,215	369,057	340,368	347,045
Accrued interest receivable	3,545	3,545	3,870	3,870
Financial Liabilities
Deposits
Demand (non-interest bearing)	$46,750	$46,750	$39,898	$39,898
NOW accounts	71,586	71,586	63,415	63,415
Money market	144,288	144,288	120,888	120,888
Savings and other	79,811	79,811	70,001	70,001
Certificates of deposit	206,371	209,504	181,914	183,964

Total deposits	548,806	551,939	476,116	478,166
FHLB advances	45,077	46,454	67,540	68,168
Repurchase agreements	7,392	7,392	5,783	5,783
Accrued interest payable	268	268	355	355

NOTE 16 – NEWMIL BANCORP, INC. (parent company only) FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of NewMil Bancorp, Inc. are presented as follows:

Balance Sheets	December 31,
(in thousands)	2002	2001
Assets
Due from bank	$22	$162
Investment in NewMil Bank	57,322	52,026
Other assets	—	2

Total Assets	$57,344	$52,190

Liabilities and Shareholders’ Equity
Liabilities	$3,108	$1,596
Shareholders’ equity	54,236	50,594

Total Liabilities and Shareholders’ Equity	$57,344	$52,190

Statements of Income	Years ended December 31,		Six months ended December 31,	Year ended June 30,
(in thousands)	2002	2001	2000	2000
Dividends from subsidiary	$6,339	$5,468	$759	$2,904
Expenses	248	186	119	148

Income before taxes and undistributed net income of subsidiary	6,091	5,282	640	2,756
Income tax	207	—	—	—

Income before equity in undistributed net income of subsidiary	5,884	5,282	640	2,756
Equity in undistributed net income of subsidiary	966	344	1,366	1,259

Net income	$6,850	$5,626	$2,006	$4,015

Statements of Cash Flows	Years ended December 31,		Six months ended December 31,	Year ended June 30,
(in thousands)	2002	2001	2000	2000
Net income	$6,850	$5,626	$2,006	$4,015
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(966)	(344)	(1,366)	(1,259)
Other	249	(19)	146	7

Net cash provided by operating activities	6,133	5,263	786	2,763

Financing Activities:
Cash dividends paid	(2,162)	(1,968)	(758)	(1,453)
Proceeds from Common Stock reissued	44	168	—	—
Common Stock repurchased	(4,399)	(3,689)	(343)	(1,514)
Proceeds from exercise of stock options	244	133	73	372

Net cash used by financing activities	(6,273)	(5,356)	(1,028)	(2,595)

(Decrease) increase in cash and cash equivalents	(140)	(93)	(242)	168
Cash and cash equivalents, beginning of period	162	255	497	329

Cash and cash equivalents, end of period	$22	$162	$255	$497

NOTE 17 – SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected quarterly consolidated financial data for the years ended December 31, 2002 and 2001 is as follows (in thousands except ratios and per share amounts):

	Year ended December 31, 2002
	March 31,	June 30,	Sept 30,	Dec 31,
Statement of Income
Interest and dividend income	$9,444	$9,172	$9,064	$8,753
Interest expense	3,435	3,456	3,412	3,053
Net interest income	6,009	5,716	5,652	5,700
Provision for loan losses	—	—	—	—
Non-interest income:
Gains on sales of loans, net	161	57	131	225
Loss on sale of OREO	—	—	7	(50)
Service fees and other	727	819	812	856
Non-interest expense	4,369	3,982	3,989	4,510
Income before income taxes	2,528	2,610	2,613	2,221
Income tax provision	811	840	839	632
Net income	1,717	1,770	1,774	1,589
Financial Condition
Total assets	$613,666	$649,692	$663,937	$661,595
Loans, net	331,732	341,738	341,616	347,215
Allowance for loan losses	5,488	5,507	5,498	5,250
Securities	214,785	227,923	218,681	197,661
Deposits	495,342	531,425	546,470	548,806
Borrowings	60,531	55,669	57,407	52,469
Shareholders’ equity	50,614	53,287	53,828	54,236
Non-performing assets	1,500	1,309	937	1,535
Per Share Data
Earnings, diluted	$0.37	$0.38	$0.39	$0.36
Cash dividends	0.125	0.125	0.125	0.125
Book value	11.55	12.27	12.63	12.77
Market price: (a)
High	18.95	22.99	20.25	19.95
Low	14.55	18.45	18.75	17.62
Statistical Data
Net interest margin	4.30%	3.96%	3.80%	3.78%
Efficiency ratio	63.35	60.41	60.42	67.00
Return on average assets	1.13	1.13	1.10	0.97
Return on average shareholders’ equity	13.40	13.59	13.36	11.83
Weighted average equivalent shares outstanding, diluted	4,597	4,621	4,511	4,458

(a)	The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Selected Quarterly Consolidated Financial Data (unaudited) continued:

	Year ended December 31, 2001
	March 31,	June 30,	Sept 30,	Dec 31,
Statement of Income
Interest and dividend income	$9,349	$9,360	$9,428	$9,511
Interest expense	4,501	4,257	4,112	3,761
Net interest income	4,848	5,103	5,316	5,750
Provision for loan losses	—	—	—	—
Non-interest income:
Gains on sales of loans, net	41	131	116	100
Gain on sale of OREO	—	—	—	—
Service fees and other	643	658	692	677
Non-interest expense	3,430	3,665	3,826	4,369
Income before income taxes	2,102	2,227	2,298	2,158
Income tax provision	757	799	822	781
Net income	1,345	1,428	1,476	1,377
Financial Condition
Total assets	$535,821	$567,725	$600,197	$607,026
Loans, net	334,432	344,119	344,590	340,368
Allowance for loan losses	5,454	5,476	5,496	5,502
Securities	151,382	164,330	213,119	212,408
Deposits	460,282	470,058	467,790	476,116
Borrowings	19,556	43,513	74,982	73,323
Shareholders’ equity	48,333	48,552	51,192	50,594
Non-performing assets	1,536	1,735	1,810	1,861
Per Share Data
Earnings, diluted	$0.29	$0.31	$0.32	$0.30
Cash dividends	0.11	0.11	0.11	0.11
Book value	10.73	10.81	11.59	11.52
Market price: (a)
High	13.313	11.250	11.875	11.250
Low	10.000	9.844	10.000	9.625
Statistical Data
Net interest margin	3.99%	4.01%	4.04%	4.13%
Efficiency ratio	62.00	62.20	62.48	66.94
Return on average assets	1.04	1.05	1.04	0.92
Return on average shareholders’ equity	11.25	11.82	12.04	10.64
Weighted average equivalent shares outstanding, diluted	4,707	4,643	4,645	4,458

NewMil Bancorp, Inc.’s Common Stock, par value $.50 per share (“Common Stock”) trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: NMIL. As of March 12, 2003, there were 1,466 shareholders of record of NewMil’s Common Stock.

(a)	The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL               DISCLOSURE

There were no disagreements on accounting and financial disclosures between NewMil and its independent accountants for which a Form 8-K was required to be filed during the year ended December 31, 2002 or for the period from December 31, 2002 to the date hereof.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears on pages 5 through 8 of NewMil’s Proxy Statement dated March 31, 2003 for the 2003 Annual Meeting of Shareholders, under the captions “Nominees for Election for a Three Year Term” and “Directors Continuing in Office”. Such information is incorporated herein by reference and made a part hereof. In addition, the following information is provided.

Additional Executive Officers

Name	Age	Position with NewMil Bank	Officer Since
John A. Baker	54	Senior Vice President	1998
Thomas W. Grant III	66	Senior Vice President	1994
William D. Starbuck	56	Senior Vice President	1992

Item 11. EXECUTIVE COMPENSATION

The information required by this item appears on pages 9 through 20 of NewMil’s Proxy Statement dated March 31, 2003 for the 2003 Annual Meeting of Shareholders, under the captions: “Executive Compensation”; “Employee Benefit Plans”; “Report of the Board on Executive Compensation”; and “Performance Graph”. Such information is incorporated herein by reference and made a part hereof.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears on pages 2, 6 through 8 and page 11 of NewMil’s Proxy Statement dated March 31, 2003 for the 2003 Annual Meeting of Shareholders, under the captions “ Principal Shareholders,” “Nominees for Election for a Three Year Term” and “Directors Continuing in Office,” and “Options/SAR Grants.” Such information is incorporated herein by reference and made a part hereof.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears on page 20 of NewMil’s Proxy Statement dated March 31, 2003 for the 2003 Annual Meeting of Shareholders, under the caption “Transactions with Management and Others”. Such information is incorporated herein by reference and made a part hereof.

Item 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures in accordance with Rule 13a-14 under the Exchange Act. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures enable the Company to record, process, summarize and report in a timely manner the information that the Company is required to disclose in its Exchange Act reports.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as exhibits to this report and appear on the pages indicated.

Financial Statements

None.

(b)	Reports on Form 8-K

None.

(c)	Exhibits

The following documents are filed as Exhibit to this Form 10-K, as required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).

3.1.1	Amendment to Certificate of Incorporation of NewMil increasing authorized shares of common stock from 6,000,000 to 20,000,000 (incorporated by reference to Registrant’s 2002 Form 10-K).

3.2	Bylaws of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).

4.1	Instruments Defining Rights of Security Holders (Included in Exhibits 3.1 and 3.2)

10.1

Rights Agreement between NewMil Bancorp, Inc. and American Stock Transfer and Trust Company as Rights Agent dated as of July 19, 1994 concerning NewMil Bancorp’s shareholder rights plan of same (incorporated by reference to Registrant’s 2002 Form 10-K).

10.2	Employment agreement with its President and CEO, Francis J. Wiatr, dated January 23, 2002 (incorporated by reference to Registrant’s 2002 Form 10-K).

10.3	Dividend reinvestment plan for NewMil Bancorp’s shareholders (incorporated by reference to the Registrant’s 1996 Form 10-K).

10.4	Change in control agreements between NewMil Bank and management (Messrs. Grant, McMahon and Shannon; Ms. Farrell) (incorporated by reference to the Registrant’s 1996 Form 10-K).

10.5	The Second Amended and Restated 1986 Stock Option and Incentive Plan for Officers and Key Employees (incorporated by reference to the Registrant’s S-8 POS dates January 25, 2001).

10.6	The Third Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant’s S-8 POS dates January 25, 2001).

10.7	Employment agreement between NewMil Bank and Senior Vice President, William D.

Starbuck dated as of November 10, 2000 (incorporated by reference to Registrant’s 2002 Form 10-K).

10.8	Form of Director Group Term Carve-Out Split Dollar Life Insurance Agreement (incorporated by reference to Registrant’s 2002 Form 10-K).

10.9	Form of Executive Officer Group Term Carve-Out Split Dollar Life Insurance Agreement (incorporated by reference to Registrant’s 2002 Form 10-K).

10.10	Salary Continuation and Split Dollar Agreement with Francis J. Wiatr (incorporated by reference to Registrant’s 2002 Form 10-K).

11.1	Statement regarding Computation of Net Income Per Common Share.

21.1	Subsidiaries of the Registrant.

23.0	Consent of PricewaterhouseCoopers LLP.

99.1

Proxy Statement dated March 31, 2003 for the 2003 Annual Meeting of Shareholders, of NewMil Bancorp, Inc. (incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders’ scheduled for April 30, 2003).

99.2	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes Oxely Act of 2002.

99.3	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes Oxely Act of 2002.

99.4	Chief Executive Officer Certification pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

99.5	Chief Financial Officer Certification pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

(d)	Financial Statement Schedules

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
March 19, 2003

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.

/s/ HERBERT E. BULLOCK	/s/ JOHN J. OTTO
Herbert E. Bullock	John J. Otto
Director	Director
March 19, 2003	March 19, 2003

/s/ JOSEPH CARLSON II	/s/ BETTY F. PACOCHA
Joseph Carlson II	Betty F. Pacocha
Director	Director and Secretary
March 19, 2003	March 19, 2003

/s/ KEVIN L. DUMAS	/s/ SUZANNE L. POWERS
Kevin L. Dumas	Suzanne L. Powers
Director	Director
March xx, 2003	March 19, 2003

/s/ PAUL N. JABER	/s/ ANTHONY M. RIZZO, SR.
Paul N. Jaber	Anthony M. Rizzo, Sr.
Director	Director
March 19, 2003	March 19, 2003

/s/ FRANCIS J. WIATR
Laurie G. Gonthier	Francis J. Wiatr
Director	Chairman of the Board, President and Chief Executive Officer
March 19, 2003

/s/ ROBERT J. MCCARTHY	/s/ MARY C. WILLIAMS
Robert J. McCarthy	Mary C. Williams
Director	Director
March 19, 2003	March 19, 2003

/s/ B. IAN MCMAHON
B. Ian McMahon
Chief Financial Officer
and Chief Accounting Officer
March 19, 2003