Form 10-Q
period 2003-03-31
NEWMIL BANCORP INC
filed 2003-05-14
CIK 807524

========================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                       Commission file number 0-16455
                            NEWMIL BANCORP, INC.
            (Exact name of registrant as specified in its charter)
                  Delaware                               06-1186389
         (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)              dentification No.)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                      Yes [ ]     No [ ]

The number of shares of Common Stock outstanding as of March 31, 2003, is 4,228,506.
========================================================================



                             TABLE OF CONTENTS

                                                                  Page

PART I  FINANCIAL INFORMATION

Item 1.	Financial Statements:
        Consolidated Balance Sheets as of
        March 31, 2003 and December 31, 2002

        Consolidated Statements of Income
        for the three month periods
        ended March 31, 2003 and March 31, 2002

        Consolidated Statements of Changes in
        Shareholders' Equity for the three month periods ended March 31, 2003 and March 31, 2002

        Consolidated Statements of Cash Flows
        for the three month periods ended
        March 31, 2003 and March 31, 2002

        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Control and Procedures

PART II Other Information

Item 1. Legal Proceedings
Item 4. Submission of matters to a vote of security holders
Item 5.	Other information
Item 6.	Exhibits and Reports on Form 8-K








NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                         March 31,      December 31,
(dollars in thousands)                        2003              2002
-----------------------------------------------------------------------
ASSETS
Cash and due from bank                   $  22,195         $  21,349
Federal funds sold                          43,683            63,441
-----------------------------------------------------------------------
  Total cash and cash equivalents           65,878            84,790
Securities
  Available-for-sale at market             176,066           174,569
  Held-to-maturity at amortized cost
    (fair value: $22,153 and $24,063)       21,366            23,092
Loans (net of allowance for
  loan losses: $5,249 and $5,250)          389,544           347,215
Bank premises and equipment, net             7,349             7,076
Accrued interest income                      3,499             3,545
Intangible assets (net of accumulated
  amortization: $1,085 and $1,024)           8,882             8,943
Bank-owned life insurance                   10,094            10,000
Other assets                                 2,485             2,365
-----------------------------------------------------------------------
    Total Assets                          $685,163          $661,595
-----------------------------------------------------------------------

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
  Demand (non-interest bearing)          $  46,263         $  46,750
  NOW accounts                              71,514            71,586
  Money market                             149,921           144,288
  Savings and other                         82,407            79,811
  Certificates of deposit                  203,375           206,371
-----------------------------------------------------------------------
    Total deposits                         553,480           548,806
Federal Home Loan Bank advances             53,040            45,077
Company obligated, mandatorily
  redeemable securities                      9,701              --
Repurchase agreements                        7,395             7,392
Accrued interest and other liabilities       6,544             6,084
-----------------------------------------------------------------------
    Total Liabilities                      630,160           607,359
-----------------------------------------------------------------------
Commitments and contingencies                 --                --
-----------------------------------------------------------------------
Shareholders' Equity
  Common stock - $.50 per share par value
    Authorized: 20,000,000
    Shares issued: 5,990,138                 2,995             2,995
  Paid-in capital                           42,283            42,297
  Retained earnings                         23,985            22,793
  Accumulated other comprehensive
  income, net                                5,607             5,779
      Treasury stock, at cost: 1,761,632
      and 1,755,447 shares                 (19,867)          (19,628)
-----------------------------------------------------------------------
    Total Shareholders' Equity              55,003            54,236
-----------------------------------------------------------------------
    Total Liabilities and
    Shareholders' Equity                  $685,163          $661,595
=======================================================================

See accompanying notes to consolidated financial statements.




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

                                                Three months ended
                                                      March 31,
                                              2003              2002
-----------------------------------------------------------------------
Interest and dividend income
Interest and fees on loans                 $ 5,977           $ 6,256
Interest and dividends on securities         2,650             3,144
Interest on federal funds sold                 112                44
-----------------------------------------------------------------------
    Total interest and dividend income       8,739             9,444
-----------------------------------------------------------------------
Interest expense
Deposits                                     2,231             2,829
Borrowed funds                                 547               606
-----------------------------------------------------------------------
    Total interest expense                   2,778             3,435
-----------------------------------------------------------------------
Net interest and dividend income             5,961             6,009
Provision for loan losses                      --                --
-----------------------------------------------------------------------
Net interest and dividend income
  after provision for loan losses            5,961             6,009
-----------------------------------------------------------------------
Non-interest income
Service charges on deposit accounts            547               558
Gains on sales of mortgage loans, net           72               161
Loan servicing fees                             19                18
Other                                          187               151
-----------------------------------------------------------------------
    Total non-interest income                  825               888
-----------------------------------------------------------------------
Non-interest expense
Salaries and benefits                        2,345             2,259
Occupancy                                      399               369
Equipment                                      318               284
Marketing                                       45               158
Postage and telecommunications                 133               146
Printing and office supplies                    98               130
Professional, collections and OREO             173               249
Service bureau                                 107                94
Amortization of intangibles                     61                72
Other                                          453               608
-----------------------------------------------------------------------
    Total non-interest expense               4,132             4,369
-----------------------------------------------------------------------
Income before income taxes,                  2,654             2,528
Income tax provision                           827               811
-----------------------------------------------------------------------
Net income                                 $ 1,827           $ 1,717
=======================================================================

Per common share
Diluted earnings                                $0.41             $0.37
Basic earnings                                   0.43              0.39
Cash dividends                                   0.150             0.125

See accompanying notes to consolidated financial statements.






NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)


                                  Common Stock       Paid-in    Retained
(dollars in thousands)          Shares     Amount    capital    earnings
------------------------------------------------------------------------
Balances at
  December 31, 2001            5,990,138   $2,995    $42,568     $18,105
Net income for period              --        --         --         1,717
Net unrealized loss on
  securities available-for-sale,
  net of taxes                     --        --         --           --
Total comprehensive income
Cash dividends paid                --        --         --          (547)
Exercise of stock options          --        --         (185)        --
Common stock issued                --        --            3         --
Tax benefit from exercise of
  non-qualified stock options      --        --           92         --
Common stock repurchased           --        --          --          --
-------------------------------------------------------------------------
Balances at
  March 31, 2002               5,990,138   $2,995    $42,478      $19,275
=========================================================================
Balances at
  December 31, 2002            5,990,138   $2,995    $42,297      $22,793
Net income for year                --        --         --          1,827
Net unrealized loss on
  securities available-for-sale,
  net of taxes                     --        --         --            --
Total comprehensive income
Cash dividends paid                --        --         --          (635)
Exercise of stock options          --        --          (44)         --
Common stock issued                --        --           11          --
Tax benefit from exercise of
  non-qualified stock options      --        --           19          --
Common stock repurchased           --        --         --            --
-------------------------------------------------------------------------
Balances at
  March 31, 2003               5,990,138   $2,995    $42,283      $23,985
=========================================================================


See accompanying notes to consolidated financial statements.




                                                Accumulated      Total
                                                other comp-      share-
                                  Treasury       rehensive      holders'
(dollars in thousands)             stock          income         equity
------------------------------------------------------------------------
Balances at
  December 31, 2001              $(15,995)        $ 2,921       $50,594
Net income for period                --              --           1,717
Net unrealized loss on
  securities available-for-sale,
  net of taxes                       --              (782)         (782)
                                                                --------
Total comprehensive income                                          935
                                                                --------
Cash dividends paid                  --              --            (547)
Exercise of stock options             256            --              71
Common stock issued                    41            --              44
Tax benefit from exercise of
  non-qualified stock options        --              --              92
Common stock repurchased             (575)           --            (575)
-------------------------------------------------------------------------
Balances at
  March 31, 2002                 $(16,273)        $ 2,139       $50,614
=========================================================================
Balances at
  December 31, 2002              $(19,628)        $ 5,779       $54,236
Net income for year                  --              --           1,827
Net unrealized loss on
  securities available-for-sale,
  net of taxes                       --              (172)         (172)
                                                                --------
Total comprehensive income                                        1,655
                                                                --------
Cash dividends paid                  --              --            (635)
Exercise of stock options             102            --              58
Common stock issued                    16            --              27
Tax benefit from exercise of
  non-qualified stock options        --              --              19
Common stock repurchased             (357)           --            (357)
-------------------------------------------------------------------------
Balances at
  March 31, 2003                  $(19,867)        $ 5,607       $55,003
=========================================================================








NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Three months ended
                                                      March 31,
(unaudited, in thousands)                       2003              2002
-----------------------------------------------------------------------
Operating Activities
  Net income                                 $ 1,827            $1,717
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                    --                --
    Provision for depreciation and
      amortization                               225               208
    Amortization of intangible assets             61                72
    Amortization of issuance cost on
      Company obligated, mandatorily
      redeemable securities                        1               --
    Amortization and accretion of securities
      premiums and (discounts), net              114               213
    Gains on sales of mortgage loans, net        (72)             (161)
    Mortgage loans originated for sale        (4,335)           (9.421)
    Proceeds from sales of mortgage loans      4,407             9,582
    Tax benefit from exercise of
      non-qualified stock options                 19                92
    Deferred income tax provision                (75)              (49)
    Increase in BOLI cash surrender value        (94)           (3,899)
    Decrease (increase) in accrued
      interest income                             36                97
    Increase in other liabilities                623               187
    Increase (decrease) in other assets, net    (111)              946
-----------------------------------------------------------------------
        Net cash provided (used) by
          operating activities                 2,626              (416)
-----------------------------------------------------------------------
Investing Activities
  Purchases of securities
    available-for-sale                       (10,011)             (105)
  Purchases of mortgage backed
    securities available-for-sale             (5,057)          (15,211)
  Proceeds from maturities and principal
    repayments of securities                     256             1,303
  Principal collected on mortgage
    backed securities                         14,666            10,237
  Loan advances, net                         (42,329)            8,636
  Purchases of Bank premises
    and equipment, net                          (497)             (141)
-----------------------------------------------------------------------
        Net cash (used) provided by
          investing activities               (42,972)            4,719
-----------------------------------------------------------------------
Financing Activities
  Net increase in deposits                     4,675            19,226
  Net increase in repurchase agreements            3             3,699
  FHLB (repayments) advances, net              7,963           (16,491)
  Issuance of company obligated,
    mandatorily redeemable securities          9,700               --
  Common Stock repurchased                      (357)             (575)
  Proceeds from Common Stock reissued             27                44
  Cash dividends paid                           (635)             (547)
  Proceeds from exercise of stock options         58                71
-----------------------------------------------------------------------
        Net cash provided by
          financing activities                21,434             5,427
-----------------------------------------------------------------------
        (Decrease) increase in cash and
          cash equivalents                   (18,912)            9,730
  Cash and federal funds sold,
    beginning of period                       84,790            26,194
-----------------------------------------------------------------------
  Cash and federal funds sold, end
    of period                                $65,878           $35,924
=======================================================================

Cash paid during period
  Interest to depositors                    $  2,236            $2,822
  Interest on borrowings                         513               593
  Income taxes paid                              --                 50


     See accompanying notes to consolidated financial statements.







                        NEWMIL BANCORP, INC. and SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. ("NewMil") include those of NewMil and its wholly-owned subsidiaries, NewMil Bank (the "Bank") and NewMil Statutory Trust I ("Trust I"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of NewMil and the statements of income and shareholder's equity and cash flows for the interim periods presented.

The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2002.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

                                         Gross       Gross
                            Estimated  unrealized  unrealized  Amortized
(in thousands)              fair value   gains       losses      cost
------------------------------------------------------------------------
March 31, 2003
U.S. Government Agency notes
  After 1 but within 5 years $  52,489    $ 2,106    $  --     $  50,383
Corporate Bonds
  Within 1 year                  1,043         26       --         1,017
  After 1 but within 5 years    38,129      2,364       --        35,765
Mortgage backed securities      71,944      3,871       --        68,073
Collateralized mortgage
 obligations                     8,608        191       --         8,417
------------------------------------------------------------------------
     Total debt securities     172,213      8,558       --       163,655
FHLB capital stock and other     3,853          1       --         3,852
------------------------------------------------------------------------
   Total securities
   available-for-sale         $176,066    $ 8,559    $  --      $167,507
========================================================================




                                         Gross       Gross
                            Estimated  unrealized  unrealized  Amortized
(in thousands)              fair value   gains       losses      cost
------------------------------------------------------------------------
December 31, 2002
U.S. Government Agency notes
  After 1 but within 5 years $  47,672     $2,212    $  --     $  45,460
Corporate Bonds
  After 1 but within 5 years    39,175      2,391       --        36,784
Mortgage backed securities      80,226      4,103       --        76,123
Collateralized mortgage
 obligations                     3,643        116       --         3,527
------------------------------------------------------------------------
     Total debt securities     170,716      8,822       --       161,894
FHLB capital stock and other     3,853          1       --         3,852
------------------------------------------------------------------------
   Total securities
   available-for-sale         $174,569     $8,823    $  --      $165,746
========================================================================


Securities classified as held-to-maturity (carried at amortized cost)
  were as follows:
                                         Gross       Gross
                            Amortized  unrealized  unrealized  Estimated
(in thousands)              cost (a)     gains       losses   fair value
------------------------------------------------------------------------
March 31, 2003
Municipal bonds
  After 1 but within 5 years  $   250      $    5    $  --     $     255
  After 5 but within 10 years   2,808         115       --         2,923
  After 10 years                7,716         105       --         7,821
Mortgage backed securities      6,971         505       --         7,476
Collateralized mortgage
 obligations                    3,621          57       --         3,678
------------------------------------------------------------------------
  Total securities
  held-to-maturity            $21,366      $  787    $  --     $  22,153
========================================================================


December 31, 2002
Municipal bonds
  After 1 but within 5 years $   250       $   5    $  --      $     255
  After 10 years              10,527         212       --         10,739
Mortgage backed securities     8,531         606       --          9,137
Collateralized mortgage
 obligations                   3,784         148       --          3,932
------------------------------------------------------------------------
   Total securities
   held-to-maturity          $23,092        $971    $  --      $  24,063
========================================================================


(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

At March 31, 2003 securities with a carrying value and market value of $6.2 million and $6.4 million, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $20.1 million and $20.1 million, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $4.6 million and $4.9 million, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.


NOTE 3 - LOANS

The composition of the loan portfolio is as follows:

                                            March 31,      December 31,
(in thousands)                                   2003              2002
-----------------------------------------------------------------------
Real estate mortgages
     1-to-4 family residential               $240,760          $197,318
     5-or-more family residential               9,172             9,759
     Commercial                                97,269            98,035
     Land & land development                    2,393             2,080
     Home equity credit                        28,486            28,562
Commercial & industrial                        14,098            14,364
Installment & other                             2,399             2,466
-----------------------------------------------------------------------
     Total loans, gross                       394,577           352,584
Deferred loan origination fees
  and purchase premium, net                       216              (119)
Allowance for loan losses                      (5,249)           (5,250)
-----------------------------------------------------------------------
     Total loans, net                        $389,544          $347,215
=======================================================================

Impaired loans

                                            March 31,      December 31,
(in thousands)                                   2003              2002
-----------------------------------------------------------------------
With no valuation allowance                    $   64             $ 471
With valuation allowance                          569               479
-----------------------------------------------------------------------
     Total impaired loans                       $ 633             $ 950
-----------------------------------------------------------------------
Valuation allowance                             $ 196             $ 139


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

Changes in the allowance for loan losses during the three month periods ended March 31, are as follows:

                                                         March 31,
(in thousands)                                   2003              2002
-----------------------------------------------------------------------
Balance, beginning of period                   $5,250            $5,502
Provision for losses                              --                --
Charge-offs                                        (4)              (22)
Recoveries                                          3                 8
-----------------------------------------------------------------------
Balance, end of period                         $5,249            $5,488
-----------------------------------------------------------------------


NOTE 4 - NON-PERFORMING ASSETS
The components of non-performing assets are as follows:

                                            March 31,      December 31,
(in thousands)                                   2003              2002
-----------------------------------------------------------------------
Non-accrual loans                             $   436           $   254
Accruing loans past due
 90 days or more                                1,002             1,281
Accruing troubled debt restructured loans         --                --
-----------------------------------------------------------------------
    Total non-performing loans                  1,438             1,535
Real estate acquired in settlement of loans       --                --
-----------------------------------------------------------------------
    Total non-performing assets                $1,438            $1,535



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

                                                   Three months ended
                                                        March 31,
(in thousands)                                   2003              2002
-----------------------------------------------------------------------
Basic                                           4,230             4,382
Effect of dilutive stock options                  220               215
-----------------------------------------------------------------------
Diluted                                         4,450             4,597
-----------------------------------------------------------------------


NOTE 6 - COMPREHENSIVE INCOME
The components of comprehensive income are as follows:

                                                   Three months ended
                                                        March 31,
(in thousands)                                   2003              2002
-----------------------------------------------------------------------
Comprehensive income
  Net income                                   $1,827            $1,717
Net unrealized losses on
   securities during period                      (172)             (782)
-----------------------------------------------------------------------
Comprehensive income                           $1,655           $   935
-----------------------------------------------------------------------




The components of other comprehensive income, and related tax effects are as follows:


(in thousands)                      Before          Tax           Net of
                                     tax         (expense)         tax
                                    amount        benefit         amount
------------------------------------------------------------------------
Three months ended March 31, 2003
Net unrealized losses on securities
    available-for-sale arising
    during the period                $(264)        $   90         $(174)
Accretion of unrealized loss on
    securities transferred from
    available-for-sale to held-to-
    maturity                             4             (2)            2
------------------------------------------------------------------------
Net unrealized losses on
    securities during period         $(260)        $   88         $(172)
========================================================================

Three months ended March 31, 2002
Net unrealized losses on securities
    available-for-sale arising
    during the period              $(1,194)          $406         $(788)
Accretion of unrealized loss on
    securities transferred from
    available-for-sale to held-to-
    maturity                             9             (3)            6
------------------------------------------------------------------------
Net unrealized losses on
    securities during period       $(1,185)          $403         $(782)
========================================================================



NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

                                                   Three months ended
                                                        March 31,
(in thousands)                                   2003              2002
-----------------------------------------------------------------------
Current provision
     Federal                                     $902              $860
     State                                         --                --
-----------------------------------------------------------------------
          Total                                   902               860
-----------------------------------------------------------------------
Deferred benefit
     Federal                                      (75)              (49)
     State                                         --                --
-----------------------------------------------------------------------
          Total                                   (75)              (49)
-----------------------------------------------------------------------
Income tax provision                             $827              $811
-----------------------------------------------------------------------


Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company ("PIC"). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the three month periods ended March 31, 2003 and 2002 are 31.2% and 32.1%, respectively, and reflect the full impact of the Connecticut legislation. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.


NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
--------------------

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at March 31, 2003 are as follows:


                                                NewMil          Bank
----------------------------------------------------------------------
     Leverage ratio                              7.71%          6.19%
     Tier I risk-based ratio                    13.04          10.46xx
     Total risk-based ratio                     14.30          11.71xx


Restrictions on Subsidiary's Dividends and Payments
----------------------------------------------------

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


NOTE 9 - ISSUANCE OF TRUST PREFERRED SECURITIES

During March 2003, NewMil formed a subsidiary, NewMil Statutory Trust I, a trust formed under the laws of the state of Delaware, and issued $10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. FTN Financial Capital
Markets and Keefe Bruyette and Woods, Inc. acted as placement agents in the pooled offering. NewMil owns all of the common securities of the Trust and the Trust has no independent assets or operations, and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by NewMil. The junior subordinated debentures, which are the sole assets of the trust, are unsecured obligations of NewMil and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of NewMil.

The Trust Preferred Securities have an original term of 30 years and bear a fixed coupon of 6.40% for the first five years, and thereafter, a floating-rate coupon that will reset quarterly at three-month LIBOR plus 3.15%. Interest on the securities is payable quarterly. NewMil may redeem the trust-preferred securities, in whole or in part, on or after March 26, 2008, or earlier under certain conditions. The subordinated debentures bear the same terms and conditions as the trust preferred securities. The company paid $300,000 in connection with the issuance of the Trust Preferred Securities and this amount is being amortized over the estimated life of the underlying securities. The net proceeds qualify as Tier I capital for regulatory purposes.


NewMil Bancorp, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of NewMil and its subsidiary should be read in conjunction with NewMil's Annual Report on Form 10-K for the period ended
December 31, 2002.

NewMil makes forward-looking statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and future costs and benefits; assessments of probable loan and lease losses and market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a varietyb of other matters which, by their nature, are subject to significant uncertainties. Because of these uncertainties, NewMil's actual future results may differ materially from those indicated. In addition, NewMil's past results of operations do not necessarily indicate its future results.


BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for NewMil Bank ("Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. NewMil's principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and conducts its business from nineteen full-service offices in Connecticut's Litchfield, Fairfield and New Haven Counties and one special needs office in New Haven County. NewMil and the Bank were formed in 1987 and 1858, respectively.

Application of Critical Accounting Policies
-------------------------------------------

NewMil's consolidated financial statements are prepared in accordance with US GAAP and follow general practices within the banking industry in which it operates. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.

NewMil's significant accounting policies are presented in the Notes to Consolidated Financial Statements. These policies, along with the disclosures presented in Notes to Consolidated Financial Statements and in Management's Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable credit losses in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. A discussion of the factors driving changes in the amount of the allowance for loan losses is included in the "Provision and Allowance For Loan Losses" section of Management's Discussion and Analysis. For more information about the methodology used in the determination of the allowance for loan losses, refer to
Note 1 to the Consolidated Financial Statements in our 2002 Form 10-K.


RESULTS OF OPERATIONS

For the three month periods ended March 31, 2003 and 2002

Overview
--------

NewMil earned net income of $1.8 million, or 41 cents per share (diluted), for the quarter ended March 31, 2003 as compared with $1.7 million, or 37 cents per share (diluted), for the quarter ended March 31, 2002. The increase was due to a variety of factors, the most important of which was an increase in average interest earning assets of $45.6 million, offset in part by a decrease in the net interest margin to 3.94% from 4.30% in 2002. The increase in earning assets was due to internal growth. Non-interest expense decreased $237,000, or 5.4%, for the first quarter of 2003, primarily due to lower marketing, professional fees, and other operating expenses, offset by increased compensation costs during the period. The return on average shareholders' equity was 13.4% for the first quarter of 2003.

Analysis of net interest and dividend income
--------------------------------------------

Net interest and dividend income decreased by $48,000, or 0.80%, for the quarter ended March 31, 2003 as compared with the prior year period. The slight decrease in net interest income resulted primarily from a decrease in the net interest margin, offset by increased income resulting from the growth in average earning assets. Average earning assets increased $45.6 million, or 8.1%, over the prior year period. Average total deposits increased $59.6 million, or 12.4%, over the prior year period. The net interest margin decreased 36 basis points to 3.94% from 4.30% over the period. The decline in the net interest margin was due to declines in yields on earning assets, resulting from lower market interest rates, off-set in part by a decline in the cost of interest-bearing deposits, and the impact on asset/liability re-pricing during 2003 as compared with 2002, and to changes in balance sheet mix resulting from asset growth. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.


Three months ended March 31,     Average      Income/          Average
                                 Balance      Expense         Yield/Rate
(dollars in thousands)      2003      2002   2003    2002    2003    2002
-------------------------------------------------------------------------
Loans(a)                $374,903  $338,929 $5,977  $6,256   6.38%   7.38%
Mortgage backed
 securities (b)           78,201   118,056  1,223   1,825   6.26    6.18
Other securities (b)(c)  152,016   102,557  1,539   1,363   4.05    5.31
---------------------------------------------------------
   Total earning assets  605,120   559,542  8,739   9,444   5.78    6.75
                                            -------------
Other assets              54,747    45,711
------------------------------------------
   Total assets         $659,867  $605,253
------------------------------------------

NOW accounts           $  68,155 $  62,644     50     153   0.29    0.98
Money market accounts    145,997   126,091    506     650   1.39    2.06
Savings & other           79,447    70,707    209     308   1.05    1.74
Certificates of deposit  204,700   183,038  1,466   1,718   2.87    3.75
---------------------------------------------------------
   Total interest-
   bearing deposits      498,299   442,480  2,231   2,829   1.79    2.56
Borrowings                56,616    65,684    547     606   3.87    3.69
---------------------------------------------------------
   Total interest-
   bearing funds         554,915   508,164  2,778   3,435   2.00    2.70
Demand deposits           42,582    38,836
Other liabilities          8,005     7,014
Shareholders' equity      54,365    51,239
------------------------------------------
Total liabilities &
 shareholders' equity   $659,867  $605,253
------------------------------------------
Net interest income                        $5,961  $6,009
                                           --------------
Spread on interest-bearing funds                            3.78    4.05
Net interest margin(d)                                      3.94    4.30


(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.



The following table sets forth the changes in interest due to volume and rate.



Three months ended March 31,                2003 versus 2002
(in thousands)                         Change in interest due to
-----------------------------------------------------------------------
                                 Volume     Rate     Volume/rate    Net
-----------------------------------------------------------------------
Interest-earning assets:

  Loans                         $  664   $  (853)    $   (90)   $ (279)
  Mortgage backed securities      (616)       23          (8)     (601)
  Other securities                 658      (326)       (157)      175
-----------------------------------------------------------------------
       Total                       706    (1,156)       (255)     (705)
-----------------------------------------------------------------------
Interest-bearing liabilities:

  Deposits                         357      (848)       (107)     (598)
  Borrowings                       (84)       29          (4)      (59)
-----------------------------------------------------------------------
       Total                       273      (819)       (111)     (657)
-----------------------------------------------------------------------

Net change to interest income   $  433   $  (337)    $  (144)   $  (48)
=======================================================================


Interest income
---------------

Total interest and dividend income decreased $705,000 or 7.5%, for the quarter ended March 31, 2003 as compared with the same period a year ago. Loan income decreased $279,000, or 4.5%, primarily as a result of a lower average yield. Average loans increased
$36.0 million, or 10.6%, due to increased loan originations and loan purchases during the period, offset in-part by higher loan repayments. The decrease in the average loan yield, down 100 basis points, was caused by lower interest rates in 2003 and their effect on loan re-pricing and loan re-financing activity, and to a change in portfolio mix resulting from growth in residential mortgage loans. Towards the end of 2002 and through the first quarter of 2003 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios. Investment income decreased $426,000, or 13.4%, as a result of lower average yields, offset in-part by slightly higher average volume over the prior year period. The slight increase in yield on mortgage-backed securities was caused by prepayment acceleration and faster accretion of purchase discounts. Average securities increased $9.6 million, or 4.4%. The decrease in average investment yield, down 98 basis points to 4.80%, was due to lower market rates on new securities added during 2002 and 2003, increased pre-payment speeds on mortgage backed securities and to changes in portfolio mix.

Interest expense
----------------

Interest expense for the quarter ended March 31, 2003 decreased $657,000, or 19.1%, as compared with the prior year period as a result of a significant decline in the average cost of funds, and lower average borrowings, offset in part by deposit growth. Deposit expense decreased $598,000, or 21.1%, as a result of lower deposit rates, offset by deposit growth, and changes in deposit mix. Average interest-bearing deposits increased $55.8 million, or 12.6%. The average cost of interest-bearing deposits decreased 77 basis points to 1.79%. Interest expense on borrowings decreased $59,000, or 9.7%, as a result of lower average borrowings, down $9.1 million, offset in-part by a higher borrowing cost, up 18 basis points to 3.87%.

Provision and Allowance for loan losses
---------------------------------------

NewMil made no provision for loan losses during the quarters ending
March 31, 2003 and 2002. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses. These factors, offset by modest loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. The following table sets forth key ratios for the periods presented.




                                  March 31,   December 31,    March 31,
(in thousands)                      2003         2002           2002
------------------------------------------------------------------------
Ratio of allowance for loan losses:

     to non-performing loans       365.02%      342.02%        396.53%
     to total gross loans            1.33         1.49           1.63

Ratio of non-performing loans
     to total loans                  0.36         0.44           0.41

Ratio of past-due loans
     to total loans                  0.77         0.99           0.88


During the three month period ended March 31, 2003 the ratio of the allowance for loan losses as a percentage to total gross loans declined to 1.33% from 1.49% at December 31, 2002 and 1.63% at March 31, 2002.
For the period the ratio of non-performing loans to total loans continued to remain historically low, at 0.36% March 31, 2003, compared with 0.44% at December 31, 2002 and 0.41% at March 31, 2002. The ratio of past due loans (including non-performing loans) to total loans declined to 0.77% at March 31, 2003 compared with 0.99% at December 31, 2002 and 0.88% at March 31, 2002. During the three month period ended March 31, 2003 non-performing loans declined $97,000, or 6.3%, while gross loans increased by $42.3 million, or 12.0%. For additional discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment.
In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at March 31, 2003.

Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions.

The allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses is computed by segregating the portfolio into various risk rating and product categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the loan's risk rating and product category, as well as present and prospective economic conditions, which have or may adversely affect the financial capacity and/or collateral values supporting the loan.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was last examined by the FDIC in February 2001 and by the State of Connecticut's Department of Banking in June 2002 and no additions to the allowance were requested as a result of these examinations.

Non-interest income
-------------------

The following table details the principal categories of non-interest income.



                                          March 31,
(in thousands)                        2003       2002        Change
-----------------------------------------------------------------------
Service charges on deposit accounts   $547       $558   $ (11)   (2.0)%
Gains on sales of mortgage loans, net   72        161     (89)  (55.3)
Loan servicing                          19         18       1     5.6

Increase in cash surrender value of bank-owned
    life insurance                      94         86       8     9.3
Other                                   93         65      28    43.1

-----------------------------------------------------------------------
        Total non-interest income     $825       $888   $ (63)   (7.1)%



The decrease in non-interest income for the quarter ended March 31, 2003 as compared to the prior year period resulted primarily from a decline in the volume of sales of residential mortgages, because the Bank decided to retain more loans for portfolio. During the 2003 period the Bank originated and sold $4.3 million in residential loans versus $7.6 million during the 2002 period. Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. Also negatively impacting the period was a slight decline in retail banking service fees. Benefiting somewhat during the period were a slight increase in cash surrender value of bank-owned life insurance and other increases in commissions earned.

Operating expenses
------------------

The following table details the principal categories of operating expenses.



                               March 31,
(in thousands)             2003       2002           Change
---------------------------------------------------------------------
Salaries and benefits     $2,345    $2,259   $    86      3.8%
Occupancy                    399       369        30      8.1
Equipment                    318       284        34     12.0
Professional, collection
   and OREO                  173       249       (76)   (30.5)
Postage and
   telecommunications        133       146       (13)    (8.9)
Printing and office supplies  98       130       (32)   (24.5)
Marketing                     45       158      (113)   (71.5)
Service bureau               107        94        13     13.8
Amortization of intangibles   61        72       (11)   (15.3)
Other                        453       608      (155)   (25.5)
---------------------------------------------------------------------
 Total operating expenses $4,132    $4,369    $ (237)    (5.4)%
=====================================================================



The increase in compensation expense for the quarter ended March 31, 2003 as compared with the prior year period was due primarily to higher mortgage commissions paid and related payroll taxes, and pension expense (no pension income during the 2003 period) and, to year-over-year salary increases, offset somewhat by lower bonuses accrued and by higher salary expenses deferred related to FASB 91. The increase in occupancy expense results primarily from higher building maintenance, cleaning and utilities costs of our facilities in addition to the commencement of a new branch facility located in Southbury, Connecticut. The increase in equipment expense is primarily due to higher depreciation and maintenance expense on our equipment. The decrease in postage and telecommunications costs was due to lower postage costs associated with year-end tax reporting, as a result of software improvements, as well as fewer direct mailing campaigns and statement inserts during the 2003 period. The decrease in printing and office supplies reflects a reduction in forms usage by the branch network, offset somewhat by an increase in office supplies primarily to outfit the new Southbury branch facility. The decline in marketing costs resulted from decreased advertising activities during the current quarter. The decrease in other operating expense for the current period results from cost control management.

Income taxes
------------

Net income for the quarter included an income tax provision of $827,000 representing a 31.2% effective rate, as compared with a provision of $811,000 a year ago, representing a 32.1% effective rate. The effective tax rate was less than the 34% federal statutory rate due to an increase in tax exempt income and other related matters.

FINANCIAL CONDITION

Overview
--------

During the three month period ended March 31, 2003 total assets grew $23.6 million, or 3.6%, to $685.2 million. This increase was due to deposit growth of $4.7 million, or 0.9%, the issuance of $10 million in Trust Preferred Securities and a net increase of $8.0 million, or 17.7%, in Federal Home Loan Bank advances. During the period net loans increased $42.3 million, or 12.2%, while securities decreased $229,000, and overnight federal funds sold decreased $19.8 million. Non-performing assets declined to $1.4 million, or 0.21% of total assets at March 31, 2003.

Securities
----------

During the period ended March 31, 2003 securities decreased $229,000, to $197.4 million and overnight federal funds sold decreased $19.8 million to $43.7 million. Securities purchases for the period included $5.0 million of fixed rate Agency notes, $5.1 million of fixed rate mortgage-backed securities and $5.0 million of fixed rate collateralized mortgage obligations.

NewMil's securities portfolio consists of US Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs) and Federal Home Loan Bank stock. At March 31, 2003, the portfolio had a projected weighted average duration and life of 2.0 years and 2.3 years, respectively, based on median projected prepayment speeds at current interest rates. At March 31, 2003, securities totaling $176.1 million, or 89.2%, were classified as available-for-sale and securities totaling $21.4 million, or 10.8%, were classified as held-to-maturity.

Loans
-----
During the period ended March 31, 2003 net loans increased $42.3 million, or 12.2%. Loan originations, advances and loan purchases totaled $87.5 million, while loan repayments were $45.2 million.
Towards the end of 2002 and through the first quarter of 2003 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios. In addition, NewMil originated and sold in the secondary market $4.3 million of residential mortgage loans during the period. Major loan classifications are as follows:



                                          March 31,     December 31,
(in thousands)                              2003            2002
---------------------------------------------------------------------
Real Estate Mortgages:
   Residential
     1-to-4 family                        $240,760       $197,318
     5-or-more family                        9,172          9,759
   Commercial                               97,269         98,035
   Land & land development                   2,393          2,080
   Home equity credit                       28,486         28,562
---------------------------------------------------------------------
       Total mortgage loans                378,080        335,754
Commercial and industrial                   14,098         14,364
Installment and other                        2,399          2,466
---------------------------------------------------------------------
   Total loans, gross                      394,577        352,584
Deferred loan origination
   fees and purchase
   premium, net                                216           (119)
Allowance for loan losses                   (5,249)        (5,250)
---------------------------------------------------------------------
        Total loans, net                  $389,544       $347,215
=====================================================================


The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works with several government-assisted lending programs. The Residential Mortgage Department, in addition to traditional portfolio lending, originates loans for sale to the secondary market on a service-released basis, which enables the Bank to offer a very comprehensive mortgage product line and earn gains from sales of such loans. The department also offers home equity loans and lines of credit and consumer installment loans.

Non-performing assets
---------------------

The composition of non-performing assets is as follows:


                                           March 31,   December 31,
(in thousands)                               2003         2002
--------------------------------------------------------------------
Non-accruing loans                          $  436       $   254
Accruing loans past due
    90 days or more                          1,002         1,281
Accruing restructured loans                    -             -
--------------------------------------------------------------------
        Total non-performing loans           1,438         1,535
OREO, net                                      -             -
--------------------------------------------------------------------
        Total non-performing assets         $1,438        $1,535
====================================================================
Percent of total assets                       0.21%         0.23%



During the three-month period ended March 31, 2003 non-performing assets declined $97,000 to $1.4 million. Non-performing assets continue to remain historically low at only 0.21% of total assets at March 31, 2003, compared with 0.23% at December 31, 2002. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and prudent credit policy.

In addition to non-performing assets, at March 31, 2003 NewMil had $1.5 million of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings
-----------------------

During the period deposits grew $4.7 million, or 0.9%, to $553.5 million and Federal Home Loan Bank advances increased $8.0 million, or 17.7%, as the Bank borrowed $10 million to fund a portion of its residential mortgage loan growth.

During March 2003, NewMil formed a subsidiary, NewMil Statutory Trust I, a trust formed under the laws of the state of Delaware, and issued
$10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. FTN Financial Capital Markets and Keefe Bruyette and Woods, Inc. acted as placement agents in the pooled offering. NewMil owns all of the common securities of the Trust and the Trust has no independent assets or operations, and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by NewMil. The junior subordinated debentures, which are the sole assets of the trust, are unsecured obligations of NewMil and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of NewMil.

The Trust Preferred Securities have an original term of 30 years and bear a fixed coupon of 6.40% for the first five years, and thereafter, a floating-rate coupon that will reset quarterly at three-month LIBOR plus 3.15%. Interest on the securities is payable quarterly. NewMil may redeem the trust-preferred securities, in whole or in part, on or after March 26, 2008, or earlier under certain conditions. The subordinated debentures bear the same terms and conditions as the trust preferred securities. The company paid $300,000 in connection with the issuance of the Trust Preferred Securities and this amount is being amortized over the estimated life of the underlying securities. The net proceeds qualify as Tier I capital for regulatory purposes.

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

Operating activities for the three-month period ended March 31, 2003 provided net cash of $2.6 million. Investing activities utilized net cash of $43.0 million, principally for securities purchases and net loan advances, offset in part by security repayments and maturities. Financing activities provided net cash of $21.4 million, principally from $9.7 million from the issuance of Trust Preferred Securities, $8.0 million from net FHLB advances and $4.7 million from an increase in deposits, offset by cash dividends paid and treasury stock purchases.

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

At March 31, 2003, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $118 million, to net deposits and short term unsecured liabilities, was 61.2%, well in excess of NewMil's minimum guideline of 15%.

At March 31, 2003, NewMil had outstanding commitments to fund new loan originations of $49.3 million, construction mortgage commitments of $9.1 million and unused lines of credit of $39.0 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the period ended March 31, 2003 shareholders' equity increased $767,000 to $55.0 million and book value per share increased $0.24 to $13.01. Positively impacting shareholders' equity was net income of $1.8 million, or $0.41 per share (diluted), common stock issued of $27,000, stock option exercise proceeds of $58,000 and a tax benefit from the exercise of non-qualified stock options of $19,000. Offsetting these increases in shareholder's equity were treasury stock purchases amounting to $357,000, dividend payments of $635,000 and other comprehensive (loss) income of $172,000 (a net decrease in the unrealized gains (losses) on securities available-for-sale, net of taxes).

Capital requirements
--------------------

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 2003 NewMil's tier 1 leverage capital ratio was 7.71% and its tier 1 and total risk-based capital ratios were 13.04% and 14.30%, respectively. At March 31, 2003 the Bank's tier 1 leverage capital ratio was 6.19% and its tier 1 and total risk-based capital ratios were 10.46% and 11.71%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one whichmaintains a total risk-based ratio of 10% or above, a Tier I risk-based ratio of 6% or above and a leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

During March 2003, NewMil raised $9.7 million from the issuance of $10 million of Trust Preferred Securities, net of issuance costs. NewMil expects to utilize the net proceeds from the offering for general corporate purposes, including providing capital to its subsidiary, NewMil Bank, and to repurchase currently issued and outstanding common stock. The net proceeds qualify as Tier I Core capital for regulatory purposes.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

NewMil maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in NewMil's reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to NewMil's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934.

Within 90 days prior to the date of this report, NewMil carried out an evaluation, under the supervision and with the participation of the NewMil's management, including NewMil's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the NewMil's disclosure controls and procedures. Based on the foregoing evaluation, NewMil's Chief Executive Officer and Chief Financial Officer concluded that the NewMil's disclosure controls and procedures were effective.

Changes in Internal Controls
----------------------------

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.


PART II.     OTHER INFORMATION

Item 1.	     LEGAL PROCEEDINGS

There are no material legal proceedings pending against NewMil or the Bank or any of their properties, other than ordinary routine litigation incidental to NewMil's business.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholder's meeting was held on April 30, 2003. The following matters were considered and voted on, as certified by the election officer at the annual meeting:




                                         Votes    Votes      Votes
                                          For    Against   Withheld
---------------------------------------------------------------------
Director Election
Herbert E. Bullock, for 3 year term   3,350,592     -          -

Director Election
Kevin L. Dumas, for 3 year term       3,350,657     -          -

Director Election
John J. Otto, for 3 year term         3,350,665     -          -

Director Election
Francis J. Wiatr, for 3 year term     3,350,465     -          -

Ratification of PricewaterhouseCoopers, LLP
  As auditors                         3,561,032   8,571      9,255




Item 5.     OTHER INFORMATION
         None

Item 6.	    EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11.  Computation of earnings per share.
              99.2 Chief Executive Officer Certification Pursuant
                   to 18 U.S.C Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.
              99.3 Chief Financial Officer Certification Pursuant
                   to 18 U.S.C Section 1350, as adopted pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002.
              99.4 Chief Executive Officer Certification Pursuant
                   to 17 CFR 240.13a-14, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.
              99.5 Chief Financial Officer Certification Pursuant to
                   17 CFR 240.13a-14, as adopted pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.

          (b)  Current Reports on Form 8-K.


               * A current report of Form 8-K date March 26, 2003
                 attaching the press release issued on March 26, 2003 announcing the company has raised $10 million with the issuance of trust preferred securities by a newly established affiliate, NewMil Statutory Trust I.
               * Current Report on Form 8-K, dated April 16, 2002,
                 announcing earnings for the quarter ended March 31, 2002 and a new share repurchase program.



                                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NEWMIL BANCORP, INC.



        May 9, 2003                  By    /s/ Francis J. Wiatr
                                        --------------------------------
                                          Francis J. Wiatr,
                                          Chairman, President and CEO



        May 9, 2003                  By    /s/ B. Ian McMahon
                                        --------------------------------
                                          B. Ian McMahon,
                                          Chief Financial Officer