Form 10-Q
period 2003-06-30
NEWMIL BANCORP INC
filed 2003-08-13
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                       	FORM 10-Q
(Mark One)

     X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended June 30, 2003


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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
     Yes [] No [X]



The number of shares of Common Stock outstanding as of June 30, 2003, is 4,093,596.



                         TABLE OF CONTENTS

                                                                 Page

PART I  FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Consolidated Balance Sheets as of
            June 30, 2003 and December 31, 2002

            Consolidated Statements of Income
            for the three month and six month periods ended June 30, 2003 and June 30, 2002

            Consolidated Statements of Changes in
            Shareholders' Equity for the six month
            periods ended June 30, 2003 and June 30, 2002

            Consolidated Statements of Cash Flows
            for the six month periods ended
            June 30, 2003 and June 30, 2002

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


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)

                                             June 30,      December 31,
(dollars in thousands)                           2003              2002
                                             --------      ------------
ASSETS
Cash and due from bank                      $  25,894         $  21,349
Federal funds sold                             22,281            63,441
                                            ---------         ---------
	Total cash and cash equivalents          48,175            84,790
Securities
	Available-for-sale at market            161,509           174,569
	Held-to-maturity at amortized cost
	   (fair value: $19,708 and $24,063)     18,873            23,092
Loans (net of allowance for loan
  losses: $5,245 and $5,250)                  420,248           347,215
Bank premises and equipment, net                7,469             7,076
Accrued interest income                         3,594             3,545
Intangible assets (net of accumulated
	amortization: $1,146 and $1,024)          8,822             8,943
Bank-owned life insurance                      10,224            10,000
Other assets                                    2,119             2,365
                                             --------          --------
     Total Assets                            $681,033          $661,595
                                             ========          ========
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
	Demand (non-interest bearing)         $  45,451         $  46,750
	NOW accounts                             82,187            71,586
	Money market                            151,269           144,288
	Savings and other                        86,159            79,811
	Certificates of deposit                 201,895           206,371
			Total deposits              566,961           548,806
Federal Home Loan Bank advances                40,508            45,077
Company obligated, mandatorily
 redeemable securities                          9,716               -
Repurchase agreements                           7,609             7,392
Accrued interest and other liabilities          4,718             6,084
                                             --------          --------
     Total Liabilities                        629,512           607,359
                                             --------          --------
Commitments and contingencies                     -                 -
                                             --------          --------
Shareholders' Equity
	Common stock - $.50 per share par value
		Authorized: 20,000,000
		Shares issued: 5,990,138            2,995             2,995
	Paid-in capital                          42,180            42,297
	Retained earnings                        25,191            22,793
	Accumulated other comprehensive
       income, net	                        4,534             5,779
        Treasury stock, at cost: 1,896,542 and
        1,755,447 shares                      (23,379)          (19,628)
                                              -------           -------
     Total Shareholders' Equity                51,521            54,236
                                              -------           -------
     Total Liabilities and
         Shareholders' Equity                $681,033          $661,595
                                             ========          ========


See accompanying notes to consolidated financial statements.


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

                                    Three months ended    Six months ended
                                         June 30,               June 30,
                                     2003        2002      2003       2002
                                     ----        ----      ----       ----
Interest and dividend income
Interest and fees on loans           $ 6,148   $ 5,947   $12,125   $12,203
Interest and dividends on securities   2,502     3,139     5,152     6,283
Interest on federal funds sold           106        86       218       130
                                     -------   -------   -------   -------
  Total interest and dividend income   8,756     9,172    17,495    18,616
                                     -------   -------   -------   -------
Interest expense
Deposits                               2,101     2,874     4,332     5,703
Borrowed funds                           706       582     1,253     1,188
                                     -------   -------   -------   -------
     Total interest expense            2,807     3,456     5,585     6,891
                                     -------   -------   -------   -------
Net interest and dividend income       5,949     5,716    11,910    11,725
Provision for loan losses                -         -         -         -
                                     -------   -------   -------   -------
Net interest and dividend income
     after provision for loan losses   5,949     5,716    11,910    11,725
                                     -------    ------   -------   -------
Non-interest income
Service charges on deposit accounts      659       589     1,206     1,147
Gains on sales of mortgage loans, net     42        57       114       218
Loan servicing fees                       17        17        36        35
Other                                    192       213       379       364
                                     -------   -------   -------   -------
     Total non-interest income           910       876     1,735     1,764
                                     -------   -------   -------   -------
Non-interest expense
Salaries and benefits                  2,355     2,163     4,700     4,422
Occupancy                                387       341       786       710
Equipment                                354       284       672       568
Marketing                                 61       134       106       292
Postage and telecommunications           142       127       275       273
Printing and office supplies              87        95       185       225
Professional, collections and OREO       217       182       390       431
Service bureau                            93        90       200       184
Amortization of intangibles               61        72       122       144
Other                                    453       494       906     1,102
                                     -------   -------   -------   -------
     Total non-interest expense        4,210     3,982     8,342     8,351
                                     -------   -------   -------   -------
Income before income taxes             2,649     2,610     5,303     5,138
Income tax provision                     828       840     1,655     1,651
                                     -------   -------   -------   -------
Net income                           $ 1,821   $ 1,770   $ 3,648   $ 3,487
                                     =======   =======   =======   =======
Per common share
Diluted earnings                       $0.42     $0.38     $0.83     $0.75
Basic earnings                          0.45      0.40      0.88      0.80
Cash dividends                          0.15      0.125     0.30     0.250


See accompanying notes to consolidated financial statements.


NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)


                                    Common Stock     Paid-in     Retained
(dollars in thousands)            Shares    Amount   capital     earnings
                                  ------    ------   -------     --------
Balances at
   December 31, 2001           5,990,138    $2,995   $42,568     $18,105
Net income for period                -         -         -         3,487
Net unrealized gain on
   securities available-for-sale,
   net of taxes                      -         -         -           -
Total comprehensive income
Cash dividends paid                  -         -         -        (1,096)
Exercise of stock options            -         -        (284)        -
Common stock issued                  -         -           3         -
Tax benefit from exercise of
   non-qualified stock options       -         -         147         -
Common stock repurchased             -         -         -           -
                               ---------    ------   -------     -------
Balances at
   June 30, 2002               5,990,138    $2,995   $42,434     $20,496
                               =========    ======   =======     =======
Balances at
   December 31, 2002           5,990,138    $2,995   $42,297     $22,793
Net income for period                -         -         -         3,648
Net unrealized loss on
   securities available-for-sale,
   net of taxes                      -         -         -           -
Total comprehensive income
Cash dividends paid                  -         -         -        (1,250)
Exercise of stock options            -         -        (147)        -
Common stock issued                  -         -          11         -
Tax benefit from exercise of
   non-qualified stock options       -         -          19         -
Common stock repurchased             -         -         -           -
                               ---------    ------   -------     -------
Balances at
   June 30, 2003               5,990,138    $2,995   $42,180     $25,191
                               =========    ======   =======     =======

See accompanying notes to consolidated financial statements.


TABLE CONTINUED

                                             Accumulated
                                                other          Total
                                 Treasury   comprehensive   shareholders'
(dollars in thousands)            stock        income          equity
                                 --------   -------------   -------------
Balances at
   December 31, 2001             $(15,995)     $2,921         $50,594
Net income for period                 -           -             3,487
Net unrealized gain on
   securities available-for-sale,
   net of taxes                       -         1,730           1,730
Total comprehensive income                                      5,217
Cash dividends paid                   -           -            (1,096)
Exercise of stock options             407         -               123
Common stock issued                    41         -                44
Tax benefit from exercise of
   non-qualified stock options        -           -               147
Common stock repurchased           (1,742)        -            (1,742)
                                ---------      ------         -------
Balances at
   June 30, 2002                 $(17,289)     $4,651         $53,287
                                =========      ======         =======
Balances at
   December 31, 2002             $(19,628)     $5,779         $54,236
Net income for period                 -           -             3,648
Net unrealized loss on
   securities available-for-sale,
   net of taxes                       -        (1,245)         (1,245)
Total comprehensive income                                      2,403
Cash dividends paid                   -           -            (1,250)
Exercise of stock options             466         -               319
Common stock issued                    16         -                27
Tax benefit from exercise of
   non-qualified stock options        -           -                19
Common stock repurchased           (4,233)        -            (4,233)
                                ---------      ------         -------
Balances at
   June 30, 2003                 $(23,379)     $4,534         $51,521
                                =========      ======         =======


See accompanying notes to consolidated financial statements.



NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Six months ended
                                                       June 30,
(unaudited, in thousands)	                    2003           2002
                                                  ----           ----
Operating Activities
 Net income                                       $3,648       $3,487
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Provision for loan losses                        -            -
    Provision for depreciation and amortization      464          407
    Amortization of intangible assets                122          144
    Amortization of issuance cost on Company
     obligated, mandatorily redeemable securities     16          -
    Amortization and accretion of securities
     premiums and (discounts), net                   198          437
    Gains on sales of mortgage loans, net           (114)        (218)
    Mortgage loans originated for sale            (7,052)     (14,261)
    Proceeds from sales of mortgage loans          7,166       14,479
    Tax benefit from exercise of non-qualified
     stock options                                    19          147
    Deferred income tax (benefit) provision         (148)         (96)
    Increase in BOLI cash surrender value           (188)      (4,060)
    (Increase) decrease in accrued interest income   (59)        (157)
    (Decrease) increase in other liabilities        (574)       2,315
    Decrease (increase) in other assets, net         217          (75)
      Net cash provided by operating activities    3,715        2,549
Investing Activities
    Purchases of securities available-for-sale   (10,011)     (20,270)
    Purchases of mortgage backed securities
     available-for-sale	                          (5,057)     (15,211)
    Proceeds from maturities and principal
     repayments of securities                      1,427        4,054
    Principal collected on mortgage-backed
     securities                                   28,835       18,096
    Loan advances, net                           (73,033)      (1,427)
    Purchases of Bank premises and
      equipment, net                                (857)        (448)
      Net cash used by investing activities      (58,696)     (15,206)
Financing Activities
    Net increase in deposits                      18,155       55,309
    Net increase in repurchase agreements            217          797
    FHLB (repayments) advances, net               (4,569)	  (18,450)
    Issuance of company obligated, mandatorily
     redeemable securities                         9,700          -
    Common Stock repurchased                      (4,233)      (1,742)
    Proceeds from Common Stock reissued               27           44
    Cash dividends paid                           (1,250)      (1,096)
    Proceeds from exercise of stock options          319          123
      Net cash provided by financing activities   18,366       34,985
      (Decrease) increase in cash and cash
      equivalents                                (36,615)      22,328
Cash and federal funds sold, beginning
 of period                                        84,790       26,194
Cash and federal funds sold, end of period       $48,175      $48,522

Cash paid during period
   Interest to depositors                         $4,345       $5,690
   Interest on borrowings                          1,264        1,197
   Income taxes paid                               1,735        1,650


See accompanying notes to consolidated financial statements.

NEWMIL BANCORP, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. ("NewMil") include those of NewMil and its wholly owned subsidiaries, NewMil Bank (the "Bank") and NewMil Statutory Trust I ("Trust I"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments
(consisting of normal recurring adjustments) necessary to present fairly the financial position of NewMil and the statements of income and shareholder's equity and cash flows for the interim periods presented.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2002.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

                                  Gross       Gross
                   Estimated   unrealized   unrealized   Amortized
(in thousands)	 fair value     gains       losses        cost
                   ----------  ----------   ----------   ---------
June 30, 2003
U.S. Government
 Agency notes
 Within 1 year	 $  10,350     $   208      $   -      $  10,142
After 1 but within
 5 years	          41,936       1,765          -         40,171
Corporate Bonds
Within 1 year         17,383         598          -         16,785
After 1 but within
 5 years              21,628       1,634          -         19,994
Mortgage backed
 securities           57,959       2,605          -         55,354
Collateralized
 mortgage
 obligations           8,400         116          -          8,284
                    --------      ------      -------     --------
Total debt
 securities          157,656       6,926          -        150,730
FHLB capital
 stock and other       3,853           1          -          3,852
                    --------      ------      -------     --------
Total securities
 available-for-sale $161,509      $6,927      $   -       $154,582
                    ========      ======      =======     ========


                                           Gross     Gross
                              Estimated  unrealized unrealized Amortized
(in thousands)                fair value   gains     losses     cost
                              ----------   -----     ------     ----
December 31, 2002
U.S. Government Agency notes
  After 1 but within 5 years   $  47,672   $2,212   $  -   $  45,460
Corporate Bonds
  After 1 but within 5 years      39,175    2,391      -      36,784
Mortgage backed securities        80,226    4,103      -      76,123
Collateralized mortgage
 obligations                       3,643      116      -       3,527
                                --------   ------   -----   --------
   Total debt securities         170,716    8,822      -     161,894
FHLB capital stock and other       3,853        1      -       3,852
                                --------   ------   -----   --------
   Total securities
      available-for-sale        $174,569   $8,823   $  -    $165,746
                                ========   ======   =====   ========

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

                                           Gross     Gross
                              Amortized  unrealized unrealized  Estimated
(in thousands)                   cost(a)   gains     losses     fair value
                              ---------  ---------  ----------  ----------
June 30, 2003
Municipal bonds
   After 1 but within 5 years    $   250   $    5   $  -     $   255
   After 5 but within 10 years     3,082      168      -       3,250
   After 10 years                  6,735      207      -       6,942
Mortgage backed securities         5,540      371      -       5,911
Collateralized mortgage
  obligations                      3,266       84      -       3,350
                                 -------   ------   ------   -------
Total securities
  held-to-maturity               $18,873     $835   $  -     $19,708
                                 =======   ======   ======   =======

December 31, 2002
Municipal bonds
   After 1 but within 5 years    $   250   $    5   $  -     $   255
   After 10 years                 10,527      212      -      10,739
Mortgage backed securities         8,531      606      -       9,137
Collateralized mortgage
 obligations                       3,784      148      -       3,932
                                 -------   ------   ------   -------
Total securities
 held-to-maturity                $23,092   $  971   $  -     $24,063
                                 =======   ======   ======   =======

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.


At June 30, 2003 securities with a carrying value and market value of $5.5 million and $5.8 million, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $18.8 million and $18.8 million, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $3.6 million and $3.9 million, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.


NOTE 3 - LOANS

The composition of the loan portfolio is as follows:

                                    June 30,       December 31,
(in thousands)                        2003             2002
                                      ----             ----
Real estate mortgages
   1-to-4 family residential        $266,722      $ 197,318
   5-or-more family residential        9,126          9,759
   Commercial                        101,783         98,035
   Land & land development             1,862          2,080
   Home equity credit                 28,255         28,562
Commercial & industrial               15,118         14,364
Installment & other                    2,471          2,466
                                    --------       --------
   Total loans, gross                425,337        352,584
Deferred loan origination fees,
 cost and purchase premium, net          156           (119)
Allowance for loan losses             (5,245)        (5,250)
                                    --------       --------
   Total loans, net                 $420,248       $347,215
                                    ========       ========

Impaired loans
                                    June 30,       December 31,
(in thousands)                        2003             2002
                                      ----             ----
With no valuation allowance           $ 294           $ 471
With valuation allowance                379             479
                                      -----           -----
   Total impaired loans               $ 673           $ 950
                                      -----           -----
Valuation allowance                   $ 144           $ 139


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


                                   June 30,
(in thousands)	             2003        2002
                               ----        ----
Balance, beginning of period   $5,250      $5,502
Provision for losses              -           -
Charge-offs                        (8)       (176)
Recoveries                          3         181
                               ------      ------
Balance, end of period         $5,245      $5,507
                               ======      ======


NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

                              June 30,   December 31,
(in thousands)                  2003         2002
                                ----         ----
Non-accrual loans             $  445     $  254
Accruing loans past due
 90 days or more                 894      1,281
Accruing troubled debt
 restructured loans              -          -
                              ------     ------
Total non-performing loans     1,339      1,535
Real estate acquired
 in settlement of loans          -          -
                              ------     ------
Total non-performing assets   $1,339     $1,535
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

                    Three months ended   Six months ended
                          June 30,           June 30,
(in thousands)        2003       2002    2003      2002
                      ----       ----    ----      ----
Basic                 4,092	   4,373   4,161     4,378
Effect of dilutive
 stock options          219        248     212       251
                      -----      -----   -----     -----
Diluted               4,311      4,621   4,373     4,629
                      =====      =====   =====     =====


NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                    Three months ended   Six months ended
                          June 30,           June 30,
(in thousands)        2003      2002     2003      2002
                      ----      ----     ----      ----
Net income            $1,821    $1,770   $3,648    $3,487
Net unrealized
 (losses) gains on
 securities during
 period               (1,073)    2,512   (1,245)    1,730
                      ------    ------   ------    ------
Comprehensive income  $  748    $4,282   $2,403    $5,217
                      ======    ======   ======    ======

The components of other comprehensive income, and related tax effects are as follows:

(in thousands)               Before       Tax        Net of
                               tax     (expense)       tax
                             amount     benefit      amount
                             ------     -------      ------
Three months ended June 30, 2003
Net unrealized losses on securities
available-for-sale arising
during the period            $(1,632)   $   555    $(1,077)
Accretion of unrealized loss on
securities transferred from
available-for-sale to held-to-
maturity                           6         (2)         4
                             -------    -------    -------
Net unrealized losses on
securities during period     $(1,626)   $   553    $(1,073)
                             =======    =======    =======

Three months ended June 30, 2002
Net unrealized gains on securities
available-for-sale arising
during the period            $ 3,801    $(1,292)   $ 2,509
Accretion of unrealized loss on
securities transferred from
available-for-sale to held-to-
maturity                           5         (2)         3
                             -------    -------    -------
Net unrealized gains on
securities during period     $ 3,806    $(1,294)   $ 2,512
                             =======    =======    =======

Six months ended June 30, 2003
Net unrealized losses on securities
available-for-sale arising
during the period            $(1,896)   $   645    $(1,251)
Accretion of unrealized loss on
securities transferred from
available-for-sale to held-to-
maturity                          10         (4)         6
                             -------    -------    -------
Net unrealized losses on
securities during period     $(1,886)   $   641    $(1,245)
                             =======    =======    =======

Six months ended June 30, 2002
Net unrealized gains on securities
available-for-sale arising
during the period            $ 2,608    $  (887)   $ 1,721
Accretion of unrealized loss on
securities transferred from
available-for-sale to held-to-
maturity                          13         (4)         9
                             -------    -------    -------
Net unrealized gains on
securities during period     $ 2,621    $  (891)   $ 1,730
                             =======    =======    =======


NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

                        Three months ended   Six months ended
                              June 30,           June 30,
(in thousands)          2003        2002     2003      2002
                        ----        ----     ----      ----
Current provision
  Federal               $901        $888     $1,803   $1,747
  State                  -           -          -        -
                        ----        ----     ------   ------
     Total               901         888      1,803    1,747
                        ----        ----     ------   ------
Deferred benefit
  Federal                (73)        (48)      (148)     (96)
  State                  -           -          -        -
                        ----        ----     ------   ------
     Total               (73)        (48)      (148)     (96)
                        ----        ----     ------   ------
Income tax provision    $828        $840     $1,655   $1,651
                        ====        ====     ======   ======

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company ("PIC"). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the six month periods ended June 30, 2003 and 2002 are 31.2% and 32.1%, respectively, and reflect the full impact of the Connecticut legislation. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements
--------------------

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at June 30, 2003 are as follows:

                           NewMil     Bank
                           ------     ----
Leverage ratio              7.13%    6.31%
Tier I risk-based ratio    12.11    10.71
Total risk-based ratio     13.36    11.97


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

NOTE 10 - STOCK BASED COMPENSATION

Newmil has stock-option plans which are described more fully in Note 13 (Stock Options) to Financial
Statements in the Company's 2002 Form 10-K. As permitted by Financial Accounting Standards Board
(FASB) Statement No. 123 (FAS 123), Accounting for
Stock-Based Compensation, the Company uses the intrinsic value method of Accounting Principles
Board Opinion 25, Accounting for Stock Issued to
Employees, to account for its stock-based employee compensation plans. As required by FASB Statement
No. 148, Accounting for Stock-Based Compensation-
Transition and Disclosure, an amendment to FASB
Statement 123, pro forma net income and earnings per common share information is provided, as if the Company accounted for its employee stock option plans under the fair value method of FAS 123. The fair value of each option grant was estimated on the date of grant using the Roll-Geske Model for pricing American call options with dividends.

                        Three months ended   Six months ended
                              June 30,           June 30,
(in thousands)          2003        2002     2003      2002
                        ----        ----     ----      ----
As reported
  Net income            $1,821    $1,770     $3,648   $3,487
  Earnings per
   share, diluted         0.42      0.38       0.83     0.75
  Earnings per
   share, basic           0.45      0.40       0.88     0.80
Pro forma
  Net income             1,821     1,710      3,526    3,427
  Earnings per
   share, diluted         0.42      0.37       0.81     0.74
  Earnings per
   share, basic           0.45      0.39       0.85     0.78
Stock-based employee compensation
  cost, net of related taxes, included
  in net income
     As reported           -         -          -        -
     Pro forma             -          60        122       60


NewMil Bancorp, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of NewMil and its subsidiary should be read in conjunction with NewMil's Annual Report on Form 10-K for the period ended December 31, 2002.

NewMil makes forward-looking statements in this Management's Discussion and Analysis of Financial
Condition and Results of Operations that are subject to risks and uncertainties. These forward-looking statements include: statements of goals, intentions, and expectations; estimates of risks and future costs and benefits; assessments of probable loan and lease losses and market risk; and statements of the ability to achieve financial and other goals. These forward-looking statements are subject to significant uncertainties because they are based upon or are affected by management's estimates and projections of future interest rates and other economic conditions; future laws and regulations; and a variety of other matters, which, by their nature, are subject to significant uncertainties. Because of these uncertainties, NewMil's actual future results may differ materially from the indicated.
In addition, NewMil's past results of operations do not necessarily indicate its future results.

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

RESULTS OF OPERATIONS
For the three month periods ended June 30, 2003 and 2002

Overview
--------

NewMil earned net income of $1.82 million, or 42
cents per share (diluted), for the quarter ended
June 30, 2003 as compared with $1.77 million, or
38 cents per share (diluted), for the quarter
ended June 30, 2002.  The increase was achieved
through a variety of factors, the most important
of which was an increase in average earning assets
of $47 million, partially offset by a 15 basis point
decrease in the net interest margin to 3.81% from
3.96% in 2002.   The increase in earning assets
was due to internal growth. Also contributing to the increase was fee income, at $910,000 versus $876,000 for the prior year quarter and a lower effective tax rate for the current period.
Credit quality remains strong as evidenced by the low level of nonperforming assets, which only represent 20 basis points of total assets at June 30, 2003. The return on average shareholders' equity was 14% for the second quarter.

Analysis of net interest and dividend income
--------------------------------------------

Net interest and dividend income increased $233,000, or 4.1%, for the quarter ended June 30, 2003 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets offset by a decrease in the net interest margin. Average earning assets increased $46.7 million, or 8.1%, over the prior year period. Average total deposits increased $42.8 million, or 8.4%, over the prior year period. The net interest margin decreased
15 basis points to 3.81% from 3.96% over the period. The decline in the net interest margin was due to declines in yields on earning assets, resulting from lower market interest rates, off-set in part by a decline in the cost of interest-bearing deposits, and the impact on asset/liability re-pricing during 2003 as compared with 2002, and to changes in balance sheet mix resulting from asset growth. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended June 30,         Average           Income/
                                    Balance           Expense
(dollars in thousands)            2003   2002      2003    2002
                                  ----   ----      ----    ----
Loans (a)                      $405,313  $341,702  $6,148  $5,947
Mortgage backed securities (b)   68,480   116,611   1,075   1,773
Other securities (b)(c)         150,276   119,105   1,533   1,452
                               --------  --------  ------  ------
Total earning assets	        624,069   577,418   8,756   9,172
                                                   ------  ------
Other assets                     56,532    49,825
                               --------  --------
   Total assets                $680,601  $627,243
                               ========  ========

NOW accounts                   $ 76,937  $ 70,542      55     173
Money market accounts           149,320   134,855     492     739
Savings & other                  84,870    74,850     198     327
Certificates of deposit         202,096   189,194   1,356   1,635
                               --------  --------  ------  ------
   Total interest-bearing
    deposits                    513,223   469,441   2,101   2,874
Borrowings                       66,998    57,216     706     582
                               --------  --------  ------  ------
Total interest-bearing funds    580,221   526,657   2,807   3,456
                                                   ------  ------
Demand deposits                  41,299    42,266
Other liabilities                 7,266     6,204
Shareholders' equity             51,815    52,116
                               --------  --------
Total liabilities &
 shareholders' equity          $680,601  $627,243
                               ========  ========
Net interest income                                $5,949  $5,716
Spread on interest-bearing funds
Net interest margin (d)

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

TABLE CONTINUED

Three months ended June 30,                 Average
                                           Yield/Rate
(dollars in thousands)                 2003          2002
                                       ----          ----
Loans (a)                              6.07%         6.96%
Mortgage backed securities (b)         6.28          6.08
Other securities (b)(c)                4.08          4.88
Total earning assets                   5.61          6.35
Other assets
Total assets

NOW accounts                           0.29          0.98
Money market accounts                  1.32          2.19
Savings & other                        0.93          1.75
Certificates of deposit                2.68          3.46
Total interest-bearing deposits        1.64          2.45
Borrowings                             4.22          4.07
Total interest-bearing funds           1.94          2.63
Demand deposits
Other liabilities
Shareholders' equity
Total liabilities &
 shareholders' equity
Net interest income
Spread on interest-bearing funds       3.67          3.72
Net interest margin (d)                3.81          3.96

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Three months ended June 30,            2003 versus 2002
(in thousands)                      Change in interest due to
                                Volume   Rate   Volume/rate   Net
                                ------   ----   -----------   ---
Interest-earning assets:
  Loans                         $1,107   $(764)    $(142)     $201
Mortgage backed securities        (731)     59       (26)     (698)
  Other securities                 380    (238)      (61)       81
                                ------   -----     -----      ----
      Total                        756    (943)     (229)     (416)
                                ------   -----     -----      ----
Interest-bearing liabilities:
  Deposits                         268    (952)      (89)     (773)
  Borrowings                       100      21         3       124
                                ------   -----     -----      ----
      Total                        368    (931)      (86)     (649)
                                ------   -----     -----      ----
Net change to interest income   $  388   $ (12)    $(143)     $233
                                ======   =====     =====      ====


Interest income
---------------

Total interest and dividend income decreased $416,000 or 4.5%, for the quarter ended June 30, 2003 as compared with the same period a year ago. Loan income increased $201,000, or 3.4%, primarily as a result of higher volumes offset somewhat by a lower yield. Average loans increased $63.6 million, or 18.6%, due to increased loan originations and loan purchases during the period, offset in part by loan repayments. The decrease in the average loan yield, down 89 basis points, was caused by lower interest rates in 2003 and their effect on loan re-pricing and loan re-financing activity, and to a change in portfolio mix resulting from growth in residential mortgage loans. Towards the end of 2002 and through the second quarter of 2003 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios. Investment income decreased $617,000, or 19.1%, as a result of lower average volume as well as lower yields over the prior year period. The increase in yield on mortgage-backed securities was caused by higher accretion of purchase discounts because of prepayment acceleration. Average securities decreased $17.0 million, or 7.2%. The decrease in average yield on other securities, down 80 basis points to 4.08%, was due to lower market rates on new securities added during 2002 and 2003, increased pre-payment speeds on CMOs and to changes in portfolio mix.

Interest expense
----------------

Interest expense for the quarter ended June 30, 2003 decreased $649,000, or 18.8%, as compared with the prior year period as a result of a significant decline in the average cost of funds, offset in part by deposit growth and higher borrowings. Deposit expense decreased $773,000, or 26.9%, as a result of lower deposit rates, offset by deposit growth, and changes in deposit mix.
Average interest-bearing deposits increased $43.8 million, or 9.3%. The average cost of interest-bearing deposits decreased 81 basis points to 1.64%. Interest expense on borrowings increased $124,000, or 21.3%, as a result of higher average borrowings, up $9.8 million, as well as a higher borrowing cost due to a change in mix, up 15 basis points to 3.87%.

Provision and Allowance for loan losses
---------------------------------------

NewMil made no provision for loan losses during the quarters ending June 30, 2003 and 2002. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses. These factors, offset by modest loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. The following table sets forth key ratios for the periods presented.

                           June 30,     December 31,     June 30,
(in thousands)              2003           2002           2002
                            ----           ----           ----
Ratio of allowance for loan losses:
   to non-performing loans  391.71%       342.02%        484.77%
   to total gross loans       1.23          1.49           1.59
Ratio of non-performing loans
   to total loans             0.31          0.44           0.33
Ratio of past-due loans
   to total loans             0.94          0.99           0.45

During the six month period ended June 30, 2003 the ratio of the allowance for loan losses as a percentage to total gross loans declined to 1.23% from 1.49% at December 31, 2002 and 1.59% at June 30, 2002. For the period the ratio of non-performing loans to total loans continued to remain historically low, at 0.31% for June 30, 2003, compared with 0.44% at December 31, 2002 and 0.33% at June 30, 2002. The ratio of past due loans (including non-performing loans) to total loans was 0.94% at June 30, 2003 compared with 0.99% at December 31, 2002 and 0.45% at June 30, 2002. During the six month period ended June 30, 2003 non-performing loans declined $196,000, or 12.8%, while gross loans increased by $73.0 million, or 20.7%. For additional discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at June 30, 2003.

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


Non-interest income
-------------------

The following table details the principal categories of non-interest income.

                                          June 30,
(in thousands)                         2003     2002     Change
                                       ----     ----     ------
Service charges on deposit accounts    $659     $589   $ 70   11.9%
Gains on sales of mortgage loans, net    42       57    (15) (26.3)
Loan servicing                           17       17      -    -
Increase in cash surrender value of
 bank-owned life insurance               94      124    (30) (24.2)
Other                                    98       89      9   10.1
                                       ----     ----   ----   ----
     Total non-interest income         $910     $876   $ 34    3.9%
                                       ====     ====   ====    ===

The increase in non-interest income for the quarter ended June 30, 2003 as compared to the prior year period resulted primarily from an increase in retail banking fees and commissions earned. During the period the Bank decided to retain most of its loan originations for portfolio, resulting in decline in the volume of sales of residential mortgages and related gains. During the 2003 period the Bank originated and sold $2.7 million in residential loans versus $4.5 million during the 2002 period. Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. The decline, when compared to the prior year period, in the increase in cash surrender value of bank-owned life insurance was due to lower interest rates on the underlying insurance assets.

Operating expenses
The following table details the principal categories of operating expenses.

                                    June 30,
(in thousands)                   2003     2002         Change
                                 ----     ----         ------
Salaries and benefits            $2,355   $2,163    $192     8.9%
Occupancy                           387      341      46    13.5
Equipment                           354      284      70    24.6
Professional, collection and OREO   217      182      35    19.2
Postage and telecommunications      142      127      15    11.8
Printing and office supplies         87       95      (8)   (8.4)
Marketing                            61      134     (73)  (54.5)
Service bureau                       93       90       3     3.3
Amortization of intangibles          61       72     (11)  (15.3)
Other                               453      494     (41)   (8.3)
                                 ======   ======   =====     ===
     Total operating expenses    $4,210   $3,982   $ 228     5.7%
                                 ======   ======   =====     ===

The increase in operating expenses was primarily due to an increase in compensation expense for the quarter ended June 30, 2003 as compared with the prior year period. The increase in compensation was due primarily to higher salaries and mortgage commissions paid, a higher bonus accrued, and increased pension expense (no pension income during the 2003 period), offset somewhat by higher salary expenses deferred related to FASB 91. The increase in occupancy expense results primarily from increases in rental expense, utilities and building depreciation costs during the 2003 period, partially related to the opening of a new branch office in Southbury, Connecticut, and additional renovated office space at NewMil's headquarters. The increase in equipment expense is primarily due to higher depreciation expense on computer equipment, furniture, mechanical equipment, as well as higher maintenance contracts. The increase in professional, collection and OREO expenses is primarily due to an increase in corporate legal matters handled during the period as well as consulting related to branch strategies and human resources. The increase in postage and telecommunications costs was due to additional costs associated with enhancing the telecommunications network. The decrease in printing and office supplies reflects primarily a reduction in forms usage by the branch system. The decrease in marketing expense resulted from decreased advertising activity during the current quarter. The decrease in other operating expense for the current period results from cost control management.

Income taxes
------------

Net income for the quarter included an income tax provision of $828,000 representing a 31.2% effective rate, as compared with a provision of $840,000 a year ago, representing a 32.1% effective rate. The effective tax rate was less than the 34% federal statutory rate due to an increase in tax-exempt income and other related matters.

RESULTS OF OPERATIONS

For the six month periods ended June 30, 2003 and 2002

Overview
--------

NewMil earned net income of $3.6 million, or 83 cents per share (diluted), for the six month period ended June 30, 2003 as compared with $3.5 million, or 75 cents per share (diluted), for the six month period ended June 30, 2002. The increase was due to a variety of factors, the most important of which was an increase in average interest earning assets of $46.1 million, partially offset in part by a decrease in the net interest margin to 3.88% from 4.12% in 2002. The increase in earning assets was due to internal growth. Non-interest expense decreased slightly, $9,000, or 0.1%, for the first six months of 2003, primarily due to lower marketing, professional fees, collections and OREO costs, and other operating expenses, offset by increased compensation, occupancy and equipment costs during the period. The return on average shareholders' equity was 13.7% for the first six months of 2003.

Analysis of net interest and dividend income
--------------------------------------------

Net interest and dividend income increased by $185,000, or 1.6%, for the six month period ended June 30, 2003 as compared with the prior year period. The increase in net interest income resulted primarily from growth in average earning assets offset partially by a decrease in the net interest margin. Average earning assets increased $46.1 million, or 8.1%, over the prior year period. Average total interest bearing deposits increased $49.8 million, or 10.9%, over the prior year period. The net interest margin decreased
24 basis points to 3.88% from 4.12% over the period. The decline in the net interest margin was due to declines in yields on earning assets, resulting from lower market interest rates, a decline in the cost of interest-bearing deposits, and the impact on asset/liability re-pricing during 2003 as compared with 2002, and to changes in balance sheet mix resulting from asset growth. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.


Six months ended June 30,         Average            Income/
                                  Balance           Expense
(dollars in thousands)        2003      2002      2003     2002
                              ----      ----      ----     ----
Loans (a)                     $390,192  $340,323  $12,125  $12,203
Mortgage backed securities (b)  73,313   117,329    2,296    3,599
Other securities (b)(c)        151,143   110,877    3,074    2,814
                              --------  --------  -------  -------
Total earning assets           614,648   568,529   17,495   18,616
                                                  -------  -------
Other assets                    55,643    47,780
                              --------  --------
   Total assets               $670,291  $616,309
                              ========  ========

NOW accounts                  $ 72,570  $ 66,615      105      326
Money market accounts          147,668   130,497      998    1,389
Savings & other                 82,173    72,790      407      634
Certificates of deposit        203,391   186,133    2,822    3,354
                              --------  --------  -------  -------
Total interest-bearing
 deposits                      505,802   456,035    4,332    5,703
Borrowings                      61,835    61,427    1,253    1,188
                              --------  --------  -------  -------
   Total interest-bearing
     funds                     567,637   517,462    5,585    6,891
                                                  -------  -------
Demand deposits                 41,937    40,561
Other liabilities                7,632     6,606
Shareholders' equity            53,083    51,680
                              --------  --------
Total liabilities &
  shareholders' equity        $670,289  $616,309
                              ========  ========
Net interest income                               $11,910  $11,725
Spread on interest-bearing funds
Net interest margin (d)

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.


TABLE CONTINUED

Six months ended June 30,                   Average
                                          Yield/Rate
(dollars in thousands)                  2003      2002
                                        ----      ----
Loans (a)                               6.21%     7.17%
Mortgage backed securities (b)          6.26      6.13
Other securities (b)(c)                 4.07      5.08
Total earning assets                    5.69      6.55
Other assets
   Total assets

NOW accounts                            0.29      0.98
Money market accounts                   1.35      2.13
Savings & other                         0.99      1.74
Certificates of deposit                 2.78      3.60
   Total interest-bearing deposits      1.71      2.50
Borrowings                              4.05      3.87
Total interest-bearing funds            1.97      2.66
Demand deposits
Other liabilities
Shareholders' equity
Total liabilities &
 shareholders' equity
Net interest income
Spread on interest-bearing funds        3.72      3.89
Net interest margin (d)                 3.88      4.12

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Six months ended June 30,               2003 versus 2002
(in thousands)                      Change in interest due to
                               Volume   Rate    Volume/rate    Net
                               ------   ----    -----------    ---
Interest-earning assets:
  Loans                        $1,788   $(1,628)   $(238)   $   (78)
  Mortgage backed securities   (1,350)       76      (29)    (1,303)
  Other securities              1,022      (559)    (203)       260
                               ------   -------    -----     ------
     Total                      1,460    (2,111)    (470)    (1,121)
                               ------   -------    -----     ------
Interest-bearing liabilities:
  Deposits                        622    (1,797)    (196)    (1,371)
  Borrowings                        8        57      -           65
                               ------   -------    -----     ------
  Total                           630    (1,740)    (196)    (1,306)
                               ------   -------    -----     ------
Net change to interest income  $  830   $  (371)   $(274)    $  185
                               ======   =======    =====     ======

Interest income
---------------

Total interest and dividend income decreased $1.1 million, or 6.0%, for the six months ended June 30, 2003 as compared with the same period a year ago. Loan income decreased $78,000, or 0.6%, primarily as a result of a lower average yield. Average loans increased $49.9 million, or 14.7%, due to increased loan originations and loan purchases during the period, offset in part by increased loan repayments. The decrease in the average loan yield, down 96 basis points, was caused by lower interest rates in 2003 and their effect on loan re-pricing and loan re-financing activity, and to a change in portfolio mix resulting from growth in residential mortgage loans. Towards the end of 2002 and through the first six months of 2003 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios. Investment income decreased $1.0 million, or 16.3%, as a result of lower average yields and by lower average volume and the portfolio mix of over the prior year period. The increase in yield on mortgage-backed securities was caused by the effect of prepayment acceleration and the faster accretion of purchase discounts. Average securities decreased $3.8 million, or 1.6%. The decrease in average investment yield, down 70 basis points to 4.77%, was due to lower market rates on new securities added during 2002 and 2003, increased pre-payment speeds on mortgage backed securities and to changes in portfolio mix.

Interest expense
----------------

Interest expense for the six months ended June 30, 2003 decreased $1.3 million, or 19.0%, as compared with the prior year period as a result of a significant decline in the average cost of funds, offset slightly by higher average deposit and borrowings growth. Deposit expense decreased $1.4 million, or 24.0%, as a result of lower deposit rates, offset partially by deposit growth, and changes in deposit mix. Average interest-bearing deposits increased $49.8 million, or 10.9%. The average cost of interest-bearing deposits decreased 79 basis points to 1.71%. Interest expense on borrowings increased $65,000, or 5.5%, primarily as a result of a higher borrowing cost, up 18 basis points to 4.05%. The increase in cost and slight increase in average borrowings was a result of NewMil forming a subsidiary on March 26, 2003.
NewMil Statutory Trust I is a trust formed under the laws of the state of Delaware, which issued $10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. The Trust Preferred Securities have an original term of 30 years and bear a fixed coupon of 6.40% for the first five years, and thereafter, a floating-rate coupon that will reset quarterly at three-month LIBOR plus 3.15%.

Provision and Allowance for loan losses
---------------------------------------

NewMil made no provision for loan losses during the six months ending June 30, 2003 and 2002. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses. These factors, offset by modest loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. For a detailed discussion of the Bank's allowance for loan losses refer to "Results of Operations- For the three month periods ended June 30, 2003 and 2002" above.

Non-interest income
-------------------

The following table details the principal categories of non-interest income.

                                       June 30,
(in thousands)                 2003     2002      Change
                               ----     ----      ------
Service charges on deposit
 accounts                     $1,206   $1,147  $ 59    5.1%
Gains on sales of mortgage
 loans, net                      114      218  (104) (47.7)
Loan servicing                    36       35     1    2.9
Increase in cash surrender
 value of bank-owned life
 insurance                       188      210   (22) (10.5)
Other                            191      154    37   24.0
                              ------   ------  ----   ----
Total non-interest income     $1,735   $1,764  $(29)  (1.6)%
                              ======   ======  ====   ====

The decrease in non-interest income for the six months ended June 30, 2003 as compared to the prior year period resulted primarily from a decline in the volume of sales of residential mortgages, because the Bank decided to retain more loans for portfolio. During the 2003 period the Bank originated and sold $7.1 million in residential loans versus $14.3 million during the 2002 period. Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. The decline, when compared to the prior year period, in the increase in cash surrender value of bank-owned life insurance was due to lower interest rates on the underlying insurance assets. Benefiting somewhat during the period was an increase in retail banking service fees and other increases in commissions earned.

Operating expenses
------------------

The following table details the principal categories of operating expenses.

                                  June 30,
(in thousands)                 2003     2002        Change
                               ----     ----        ------
Salaries and benefits         $4,700   $4,422   $ 278     6.3%
Occupancy                        786      710      76    10.7
Equipment                        672      568     104    18.3
Professional, collection
 and OREO                        390      431     (41)   (9.5)
Postage and telecommunications   275      273       2     0.7
Printing and office supplies     185      225     (40)  (17.8)
Marketing                        106      292    (186)  (63.7)
Service bureau                   200      184      16     8.7
Amortization of intangibles      122      144     (22)  (15.3)
Other                            906    1,102    (196)  (17.8)
                              ------   ------   -----   -----
Total operating expenses      $8,342   $8,351   $  (9)   (0.1)%
                              ======   ======   =====   =====

The increase in compensation expense for the six months ended June 30, 2003 as compared with the prior year period was due primarily to higher mortgage commissions paid, year-over-year salary increases and related payroll taxes, and pension expense (no pension income during the 2003 period) and by higher bonuses accrued, offset by higher salary expenses deferred as origination costs, related to loan growth. The increase in occupancy expense results primarily from higher rent, building maintenance, and utilities costs of our facilities plus the addition of a new branch office in Southbury, Connecticut.
The increase in equipment expense is primarily due to higher depreciation and maintenance expense on equipment.
Professional, collection and OREO decreased primarily due to lower collections costs during the 2003 period. The decrease in printing and office supplies reflects a reduction in forms usage by the branch network, offset somewhat by an increase in office supplies primarily to outfit the new Southbury branch facility. The decline in marketing costs resulted from decreased advertising activities during the first six months of 2003. The decrease in other operating expenses for the current six month period results from cost control management.

Income taxes
------------

Net income for the six months ended included an income tax provision of $1,655,000 representing a 31.2% effective rate, as compared with a provision of $1,651,000 a year ago, representing a 32.1% effective rate. The effective tax rate was less than the 34% federal statutory rate due to an increase in tax-exempt income and other related matters.

FINANCIAL CONDITION

Overview
--------

During the six-month period ended June 30, 2003 total assets grew $19.4 million, or 2.9%, to $681.0 million. This increase was due to deposit growth of $18.2 million, or 3.3%, the issuance of $10 million in Trust Preferred Securities, offset by net repayments of Federal Home Loan Bank advances amounting to $4.5 million. During the period net loans increased $73.0 million, or 21.0%, while securities decreased $17.3 million, and overnight federal funds sold decreased $41.2 million. Non-performing assets declined to $1.3 million, or 0.20% of total assets at June 30, 2003.

Securities
----------

During the six-month period ended June 30, 2003 securities decreased $17.3 million, to $180.4 million, due to repayments of mortgage-backed securities and other securities of $30.3 million, offset by securities purchases of $15.1 million and a decrease in unrealized securities holding gains. Overnight federal funds sold decreased $41.2 million to $22.3 million. Due to the recent unattractiveness of new securities yields at historically low levels, NewMil choose to replace a portion of its securities portfolio run-off and some of its fed funds position with new residential mortgage loans. Securities purchases for the period included $5.0 million of fixed rate Agency notes, $5.1 million of fixed rate mortgage-backed securities and $5.0 million of fixed rate collateralized mortgage obligations.

NewMil's securities portfolio consists of US Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations
(CMOs) and Federal Home Loan Bank stock. At June 30, 2003, the portfolio had a projected weighted average duration and life of 2.6 years and 3.2 years, respectively, based on median projected prepayment speeds at current interest rates. At June 30, 2003, securities totaling $161.5 million, or 89.5%, were classified as available-for-sale and securities totaling $18.9 million, or 10.5%, were classified as held-to-maturity.

Loans
-----

During the six-month period ended June 30, 2003 net loans increased $73.0 million, or 21.0%. Loan originations, advances and loan purchases totaled $153.8 million, while loan repayments were $80.5 million. Consequently, the ratio of loans to assets increased to 61.71% at June 30, 2003, compared with 52.48% at December 31, 2002 and 52.60% a year ago at June 30, 2002. Towards the end of 2002 and through the second quarter of 2003 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios. In addition, NewMil originated and sold in the secondary market $7.1 million of residential mortgage loans during the period. Major loan classifications are as follows:


                            June 30,      December 31,
(in thousands)                2003            2002
                              ----            ----
Real Estate Mortgages:
 Residential
   1-to-4 family              $266,722     $197,318
   5-or-more family              9,126        9,759
 Commercial                    101,783       98,035
 Land & land development         1,862        2,080
 Home equity credit             28,255       28,562
                              --------     --------
     Total mortgage loans      407,748      335,754
Commercial and industrial       15,118       14,364
Installment and other            2,471        2,466
                              --------     --------
     Total loans, gross        425,337      352,584
Deferred loan origination
 fees and purchase
 premium, net                      156         (119)
Allowance for loan losses       (5,245)      (5,250)
                              --------     --------
     Total loans, net         $420,248     $347,215
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

Non-performing assets
---------------------

The composition of non-performing assets is as follows:

                               June 30,     December 31,
(in thousands)                   2003          2002
                                 ----          ----
Non-accruing loans               $  445       $   254
Accruing loans past due
 90 days or more                    894         1,281
Accruing restructured loans         -             -
                                 ------        ------
   Total non-performing loans     1,339         1,535
OREO, net                           -             -
                                 ------        ------
   Total non-performing assets   $1,339        $1,535
                                 ======        ======
Percent of total assets            0.20%         0.23%


During the six-month period ended June 30, 2003 non-performing assets declined $196,000 to $1.3 million. Non-performing assets continue to remain historically low at only 0.20% of total assets at June 30, 2003, compared with 0.23% at December 31, 2002. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and prudent credit policy.

In addition to non-performing assets, at June 30, 2003 NewMil had $1.1 million of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

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

Deposits and Borrowings
-----------------------

During the period deposits grew $18.2 million, or 3.3%, to $567.0 million and Federal Home Loan Bank advances decreased $4.6 million, or 10.1%, primarily due to normal amortization payments and maturing advances offset partially by new advances amounting to $10 million to fund a portion of its residential mortgage loan growth.

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

Operating activities for the three-month period ended
June 30, 2003 provided net cash of $3.7 million.
Investing activities utilized net cash of $58.7 million, principally for securities purchases and net loan advances, offset in part by security repayments and maturities. Financing activities provided net cash of $18.4 million, principally, $15.4 million from an increase in deposits and repurchase agreements and $9.7 million from the issuance of Trust Preferred
Securities, offset by a $4.5 million net decrease in FHLB advances, cash dividends paid and treasury stock purchases.

At June 30, 2003, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused
FHLB and other short term borrowing capacity, of approximately $147 million, to net deposits and short term unsecured liabilities, was 60.3%, well in excess of NewMil's minimum guideline of 15%.

At June 30, 2003, NewMil had outstanding commitments to fund new loan originations of $75.7 million, construction mortgage commitments of $11.4 million and unused lines of credit of $36.5 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the period ended June 30, 2003 shareholders' equity decreased $2.7 million to $51.5 million and book value per share decreased $0.18 to $12.59. Reducing shareholders' equity were treasury stock purchases of $4.2 million, dividend payments of $1.3 million and other comprehensive
(loss) income of $1.2 million (a net decrease in the unrealized holding gains (losses) on securities available-for-sale, net of taxes). Increasing shareholders' equity were net income of $3.6 million, or $0.83 per share (diluted), common stock issued of $27,000, stock option exercise proceeds of $319,000 and a tax benefit from the exercise of non-qualified stock options of $19,000.

Capital requirements
--------------------

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board
(the "FRB") and the FDIC.  At June 30, 2003 NewMil's Tier
1 Leverage Capital ratio was 7.13% and its Tier 1 and
Total Risk-Based Capital ratios were 12.11% and 13.36%, respectively. At June 30, 2003 the Bank's Tier 1 Leverage Capital ratio was 6.31% and its Tier 1 and Total Risk-Based Capital ratios were 10.72% and 11.97%, respectively.
NewMil and the Bank are categorized as "well capitalized".
A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier I Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

            (b)   Current Reports on Form 8-K.

                  * Current Report on Form 8-K, dated
                    July 16, 2003, announcing earnings
                    for the quarter ended June 30, 2003.


                          SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    NEWMIL BANCORP, INC.



August 11, 2003     By:  /s/ Francis J. Wiatr
                       -----------------------
                         Francis J. Wiatr,
                         Chairman, President and CEO



August 11, 2003     By:  /s/ B. Ian McMahon
                       ----------------------
                         B. Ian McMahon,
                         Chief Financial Officer