Form 10-Q
period 2003-09-30
NEWMIL BANCORP INC
filed 2003-11-10
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                          FORM 10-Q
(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003



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

                         Yes [ ] No [X]




The number of shares of Common Stock outstanding as of September 30, 2003, is 4,086,896.


TABLE OF CONTENTS



PART I  FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Balance Sheets as of
              September 30, 2003 and December 31, 2002

              Consolidated Statements of Income
              for the three month and nine month periods ended September 30, 2003 and September 30, 2002

              Consolidated Statements of Changes in
              Shareholders' Equity for the nine month
              periods ended September 30, 2003 and September 30, 2002

              Consolidated Statements of Cash Flows
              for the nine month periods ended
              September 30, 2003 and September 30, 2002

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

     Item 1.  Legal Proceedings

     Item 4.  Submission of matters to a vote of security holders

     Item 5.  Other information

     Item 6.  Exhibits and Reports on Form 8-K





NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)


                                     September 30,      December 31,
(dollars in thousands)                        2003              2002
--------------------------------------------------------------------
ASSETS
Cash and due from bank                  $  25,135          $  21,349
Federal funds sold                         18,455             63,441
--------------------------------------------------------------------
     Total cash and cash equivalents       43,590             84,790
Securities
  Available-for-sale at market            139,472            174,569
  Held-to-maturity at amortized cost
    (fair value: $17,478 and $24,063)      16,841             23,092
Loans (net of allowancefor loan
       losses: $5,224 and $5,250)         449,701            347,215
Bank premises and equipment, net            7,564              7,076
Accrued interest income                     3,476              3,545
Intangible assets (net of accumulated
    amortization: $1,207 and $1,024)        8,761              8,943
Bank-owned life insurance                  10,318             10,000
Other assets                                2,235              2,365
--------------------------------------------------------------------
          Total Assets                   $681,958           $661,595
====================================================================

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
   Demand (non-interest bearing)        $  44,196          $  46,750
   NOW accounts                            79,677             71,586
   Money market                           154,588            144,288
   Savings and other                       84,829             79,811
   Certificates of deposit                195,322            206,371
--------------------------------------------------------------------
       Total deposits                     558,612            548,806
Federal Home Loan Bank advances            47,926             45,077
Company obligated, mandatorily
  redeemable securities                     9,731                -
Repurchase agreements                       9,188              7,392
Accrued interest and other liabilities      4,820              6,084
--------------------------------------------------------------------
      Total Liabilities                   630,277            607,359
--------------------------------------------------------------------
Commitments and contingencies                -                  -
--------------------------------------------------------------------
Shareholders' Equity
   Common stock - $.50 per share par value
      Authorized: 20,000,000
      Shares issued: 5,990,138              2,995              2,995
   Paid-in capital                         42,155             42,297
   Retained earnings                       26,518             22,793
   Accumulated other comprehensive
     income, net                            3,602              5,779
   Treasury stock, at cost: 1,903,242
     and 1,755,447 shares                 (23,589)           (19,628)
---------------------------------------------------------------------
         Total Shareholders' Equity        51,681             54,236
---------------------------------------------------------------------
         Total Liabilities and
         Shareholders' Equity            $681,958           $661,595
=====================================================================

See accompanying notes to consolidated financial statements.




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)



                                  Three months ended   Nine months ended
                                     September 30,       September 30,
                                  2003         2002     2003       2002
--------------------------------------------------------------------------
Interest and dividend income
Interest and fees on loans       $ 6,483     $ 5,906   $18,608   $18,109
Interest and dividends on
  securities                       2,205       3,017     7,357     9,300
Interest on federal funds sold        44         141       262       271
---------------------------------------------------------------------------
      Total interest and
      dividend income              8,732       9,064    26,227    27,680
---------------------------------------------------------------------------
Interest expense
Deposits                           1,900       2,831     6,232     8,534
Borrowed funds                       658         581     1,911     1,769
     Total interest expense        2,558       3,412     8,143    10,303
--------------------------------------------------------------------------
Net interest and dividend income   6,174       5,652    18,084    17,377
Provision for loan losses            -            -       -         -
--------------------------------------------------------------------------
Net interest and dividend income
  after provision for loan losses   6,174      5,652    18,084    17,377
Non-interest income
Service charges on deposit
  accounts                            683        580     1,889     1,727
Gains on sales of mortgage
  loans, net                          127        131       241       348
Loan servicing fees                    15         14        51        48
Other                                 200        225       579       591
--------------------------------------------------------------------------
     Total non-interest income      1,025        950     2,760     2,714
--------------------------------------------------------------------------
Non-interest expense
Salaries and benefits               2,479       2,255    7,179     6,677
Occupancy                             411         334    1,197     1,045
Equipment                             358         289    1,030       858
Marketing                              98          99      204       392
Postage and telecommunications        142         131      417       404
Printing and office supplies           87          99      272       324
Professional, collections and OREO    188         168      578       599
Service bureau                         99         104      299       288
Amortization of intangibles            61          72      183       215
Other                                 447         438    1,353     1,538
--------------------------------------------------------------------------
     Total non-interest expense     4,370       3,989   12,712    12,340
--------------------------------------------------------------------------
Income before income taxes          2,829       2,613    8,132     7,751
Income tax provision                  890         839    2,545     2,489
--------------------------------------------------------------------------
Net income                        $ 1,939     $ 1,774  $ 5,587   $ 5,262
==========================================================================

Per common share
Diluted earnings                    $0.45       $0.39    $1.28     $1.15
Basic earnings                       0.47        0.41     1.35      1.21
Cash dividends                       0.150       0.125    0.45      0.375

See accompanying notes to consolidated financial statements.




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)



                            Common Stock    Paid-in   Retained   Treasury
(dollars in thousands)	   Shares  Amount   capital    earnings   stock
--------------------------------------------------------------------------
Balances at
  December 31, 2001      5,990,138 $2,995  $42,568    $18,105   $(15,995)
Net income for period        -        -       -         5,262        -
Net unrealized gain on
  securities available-
   for-sale,net of taxes     -        -       -           -          -
Total comprehensive income
Cash dividends paid          -        -       -        (1,630)       -
Exercise of stock options    -        -       (403)       -          605
Common stock issued          -        -          3        -           41
Tax benefit from exercise
   of non-qualified stock
    options                  -        -        207        -          -
Common stock repurchased     -        -        -          -       (3,663)
---------------------------------------------------------------------------
Balances at
   September 30, 2002    5,990,138 $2,995   $42,375     $21,737 $(19,012)
===========================================================================
Balances at
   December 31, 2002     5,990,138 $2,995   $42,297     $22,793 $(19,628)
Net income for period        -        -       -           5,587      -
Net unrealized loss on
   securities available
for-sale, net of taxes       -        -       -           -          -
Total comprehensive income
Cash dividends paid          -        -       -          (1,862)     -
Exercise of stock options    -        -        (172)      -          521
Common stock issued          -        -          11       -           16
Tax benefit from exercise
   of non-qualified stock
    options                  -        -          19       -          -
Common stock repurchased     -        -       -           -       (4,498)
----------------------------------------------------------------------------
Balances at
   September 30, 2003    5,990,138 $2,995   $42,155     $26,518 $(23,589)
============================================================================

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)


                          Accumulated       Total
                          other comp-       share-
                          rehensive        holders'
(dollars in thousands)     income           equity
-----------------------------------------------------
Balances at
   December 31, 2001       $2,921          $50,594
Net income for period         -              5,262
Net unrealized gain on
   securities available-for
    -sale, net of taxes     2,812            2,812
Total comprehensive income                   8,074
Cash dividends paid           -             (1,630)
Exercise of stock options     -                202
Common stock issued           -                 44
Tax benefit from exercise of
   non-qualified stock
    options                   -                207
Common stock repurchased      -             (3,663)
-----------------------------------------------------
Balances at
   September 30, 2002      $5,733          $53,828
=====================================================
Balances at
   December 31, 2002       $5,779          $54,236
Net income for period         -              5,587
Net unrealized loss on
   securities available
    -for-sale,net of taxes (2,177)          (2,177)
Total comprehensive income                   3,410
Cash dividends paid           -             (1,862)
Exercise of stock options     -                349
Common stock issued           -                 27
Tax benefit from exercise of
   non-qualified stock
    options                   -                 19
Common stock repurchased      -             (4,498)
----------------------------------------------------
Balances at
   September 30, 2003      $3,602          $51,681
====================================================

See accompanying notes to consolidated financial statements.




NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Nine months ended
                                                       September 30,
-------------------------------------------------------------------------
(unaudited, in thousands)                          2003           2002

Operating Activities
  Net income                                     $  5,587        $5,262
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provision for loan losses                         -            -
     Provision for depreciation and amortization      711           601
     Amortization of intangible assets                183           215
     Amortization of issuance cost on Company
      obligated, mandatorily redeemable securities     31           -
     Amortization and accretion of securities
      premiums and (discounts), net                   291           685
     Gains on sales of mortgage loans, net           (241)         (348)
     Gains on sale of OREO                             -             (7)
     Mortgage loans originated for sale           (14,736)      (21,906)
     Proceeds from sales of mortgage loans         14,977        22,254
     Tax benefit from exercise of
      non-qualified stock options                      19           207
     Deferred income tax provision                    221           146
     Increase in BOLI cash surrender value           (281)          -
     Decrease in accrued interest income               58           174
     Increase (decrease) in other liabilities          78          (762)
     Increase in other assets, net                   (339)       (5,748)
--------------------------------------------------------------------------
       Net cash provided by operating activities    6,559           773
--------------------------------------------------------------------------
Investing Activities
     Purchases of securities available-for-sale   (10,011)      (25,271)
     Purchases of mortgage backed securities
      available-for-sale                           (5,057)      (15,211)
     Proceeds from maturities and principal
      repayments of securities                     10,221         8,847
     Principal collected on mortgage-backed
      securities                                   42,606        28,936
     Loan advances, net                          (102,487)         (681)
     Proceeds from sale of OREO                     -                64
     Purchases of Bank premises
      and equipment, net                           (1,199)       (1,070)
--------------------------------------------------------------------------
       Net cash used by investing activities      (65,927)       (4,386)
--------------------------------------------------------------------------
Financing Activities
     Net increase in deposits                       9,807        70,354
     Net increase in repurchase agreements          1,796         4,526
     FHLB advances (repayments), net                2,849       (20,442)
     Issuance of company obligated, mandatorily
      redeemable securities                         9,700           -
     Common Stock repurchased                      (4,498)       (3,663)
     Proceeds from Common Stock reissued               27            44
     Cash dividends paid                           (1,862)       (1,630)
     Proceeds from exercise of stock options          349           202
--------------------------------------------------------------------------
       Net cash provided by financing activities   18,168        49,391
--------------------------------------------------------------------------
       (Decrease) increase in cash and
         cash equivalents                         (41,200)       45,778
Cash and federal funds sold, beginning of period   84,790        26,194
--------------------------------------------------------------------------
Cash and federal funds sold, end of period        $43,590       $71,972
==========================================================================
Cash paid during period
     Interest to depositors                       $ 6,254       $ 8,545
     Interest on borrowings                         1,906         1,775
     Income taxes paid                              2,535         2,591


See accompanying notes to consolidated financial statements.




       NEWMIL BANCORP, INC. and SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financialstatements of NewMil Bancorp, Inc. ("NewMil") include those of NewMil and its wholly owned subsidiaries, NewMil Bank (the "Bank") and NewMil Statutory Trust I ("Trust I"). Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of NewMil and the statements of income and shareholder's equity and cash flows for the interim periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties. Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2002. The allowance for loan losses is a significant accounting policy and is presented in the Notes to Consolidated Financial Statements and in Management's Discussion and Analysis, provide information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.


NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:




                                   Gross         Gross
                   Estimated    unrealized    unrealized      Amortized
(in thousands)     fair value     gains         losses          cost
-------------------------------------------------------------------------
September 30, 2003

U.S. Government
  Agency notes
    Within 1 year  $  10,234     $   139       $   -          $  10,095
    After 1 but
     within 5 years   36,560       1,412           -             35,148
Corporate Bonds
    Within 1 year     24,535         735           -             23,800
    After 1 but
     within 5 years   14,064       1,088           -             12,976
Mortgage backed
  securities          44,872       2,046              9          42,835
Collateralized mortgage
  obligations          5,354          91           -              5,263
-------------------------------------------------------------------------
      Total debt
        securities   135,619       5,511              9         130,117
FHLB capital
  stock and other      3,853           1           -              3,852
-------------------------------------------------------------------------
  Total
    securities
     available
      -for-sale     $139,472      $5,512       $      9        $133,969
=========================================================================


                                     Gross        Gross
                     Estimated    unrealized    unrealized     Amortized
(in thousands)       fair value      gains         losses         cost
-------------------------------------------------------------------------
December 31, 2002

U.S. Government
  Agency notes
   After 1 but
     within 5 years  $  47,672       $2,212        $  -       $  45,460
Corporate Bonds
   After 1 but
     within 5 years     39,175        2,391           -          36,784
Mortgage backed
  securities            80,226        4,103           -          76,123
Collateralized
  mortgage obligations   3,643          116           -           3,527
-------------------------------------------------------------------------
     Total debt
       securities      170,716        8,822           -         161,894
FHLB capital stock
  and other              3,853            1           -           3,852
-------------------------------------------------------------------------
     Total securities
       available
        -for-sale     $174,569       $8,823        $  -        $165,746
=========================================================================



Securities classified as held-to-maturity (carried at amortized cost) were as follows:



                                      Gross        Gross
                       Amortized    unrealized   unrealized    Estimated
(in thousands)          cost(a)       gains        losses      fair value
-------------------------------------------------------------------------
September 30, 2003

Municipal bonds
  After 1 but
   within 5 years     $     250       $    5       $  -       $     255
  After 5 but
   within 10 years        3,382          143          -           3,525
  After 10 years          6,432          123          -           6,555
Mortgage backed
  securities              4,295          286          -           4,581
Collateralized mortgage
  obligations             2,482           80          -           2,562
-------------------------------------------------------------------------
    Total securities
      held-to-maturity  $16,841         $637       $  -         $17,478
=========================================================================

December 31, 2002

Municipal bonds
   After 1 but
    within 5 years   $     250        $    5        $  -      $     255
   After 10 years       10,527           212           -         10,739
Mortgage backed
  securities             8,531           606           -          9,137
Collateralized mortgage
  obligations            3,784           148           -          3,932
-------------------------------------------------------------------------
     Total securities
      held-to-maturity $23,092          $971        $  -        $24,063
=========================================================================


(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

At September 30, 2003 securities with a carrying value and market value of $5.5 million and $5.7 million, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $17.8 million and $17.8 million, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $2.8 million and $3.0 million, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.


NOTE 3 - LOANS

The composition of the loan portfolio is as follows:



                                   September 30,       December 31,
(in thousands)                         2003               2002
----------------------------------------------------------------------
Real estate mortgages
     1-to-4 family residential       $288,364           $197,318
     5-or-more family residential       8,876              9,759
     Commercial                       108,455             98,035
     Land & land development            1,899              2,080
     Home equity credit                28,961             28,562
Commercial & industrial                15,778             14,364
Installment & other                     2,262              2,466
----------------------------------------------------------------------
     Total loans, gross               454,595            352,584
Deferred loan origination fees,
  cost and purchase premium, net          330               (119)
Allowance for loan losses              (5,224)            (5,250)
----------------------------------------------------------------------
     Total loans, net                $449,701           $347,215
======================================================================




Impaired loans
                                 September 30,       December 31,
(in thousands)                       2003                2002
----------------------------------------------------------------------
With no valuation allowance         $ 582               $ 471
With valuation allowance              260                 479
----------------------------------------------------------------------
    Total impaired loans            $ 842               $ 950
----------------------------------------------------------------------
Valuation allowance                 $ 227               $ 139



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


Changes in the allowance for loan losses during the six month periods ended September 30, are as follows:




                                           September 30,
(in thousands)                       2003                 2002
-------------------------------------------------------------------
Balance, beginning of period       $5,250                $5,502
Provision for losses                  -                     -
Charge-offs                           (32)                 (187)
Recoveries                              6                   183
-------------------------------------------------------------------
Balance, end of period             $5,224                $5,498
===================================================================



NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:



                                  September 30,        December 31,
(in thousands)                        2003                 2002
---------------------------------------------------------------------
Non-accrual loans                  $   380              $   254
Accruing loans past due
  90 days or more                    1,023                1,281
Accruing troubled debt
  restructured loans                    -                    -
---------------------------------------------------------------------
     Total non-performing loans      1,403                1,535
Real estate acquired in
  settlement of loans                   -                    -
---------------------------------------------------------------------
     Total non-performing assets    $1,403               $1,535
=====================================================================



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



                           Three months ended      Nine months ended
                              September 30,          September 30,
(in thousands)              2003         2002       2003        2002
----------------------------------------------------------------------
Basic                      4,086        4,283       4,136      4,346
Effect of dilutive
  stock options              207          228         218        238
----------------------------------------------------------------------
Diluted                    4,293        4,511       4,354      4,584
======================================================================


NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:



                           Three months ended       Nine months ended
                             September 30,            September 30,
(in thousands)             2003         2002         2003        2002
-----------------------------------------------------------------------
Net income               $1,939        $1,774       $5,587      $5,262
Net unrealized (losses)
  gains on securities
    during period          (932)        1,082       (2,177)      2,812
-----------------------------------------------------------------------
Comprehensive income     $1,007        $2,856       $3,410      $8,074
=======================================================================


The components of other comprehensive income, and related tax effects are as follows:



(in thousands)                  Before           Tax           Net of
                                 tax           (expense)        tax
                                amount          benefit        amount
-----------------------------------------------------------------------
Three months ended
  September 30, 2003

Net unrealized losses
 on securities available
  -for-sale arising during
   the period                  $(1,424)         $  484       $   (940)
Accretion of unrealized
 loss on securities transferred
  from available-for-sale to
   held-to- maturity                12              (4)             8
------------------------------------------------------------------------
Net unrealized losses on
 securities during period      $(1,412)         $  480       $   (932)
========================================================================

Three months ended
  September 30, 2002

Net unrealized gains on
 securities available
  -for-sale arising during
   the period                  $ 1,635          $ (556)       $ 1,079
Accretion of unrealized loss
on securities transferred
from available-for-sale
to held-to- maturity                 4              (1)             3
------------------------------------------------------------------------
Net unrealized gains on
 securities during period      $ 1,639          $ (557)       $ 1,082
========================================================================

Nine months ended
  September 30, 2003

Net unrealized losses on
 securities available
  -for-sale arising during
   the period                  $(3,320)         $1,129        $(2,191)
Accretion of unrealized loss
 on securities transferred
  from available-for-sale
   to held-to- maturity             22              (8)            14
------------------------------------------------------------------------
Net unrealized losses on
 securities during period      $(3,298)         $1,121        $(2,177)
========================================================================

Nine months ended
  September 30, 2002

Net unrealized gains on
 securities available
  -for-sale arising during
   the period                  $ 4,242        $  (1,442)      $ 2,800
Accretion of unrealized
loss on securities transferred
from available-for-sale
to held-to-maturity                 18               (6)           12
------------------------------------------------------------------------
Net unrealized gains on
 securities during period      $ 4,260       $   (1,448)      $ 2,812
========================================================================



NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:



                          Three months ended          Nine months ended
                             September 30,              September 30,
(in thousands)             2003         2002         2003         2002
--------------------------------------------------------------------------
Current provision
     Federal              $963          $889        $2,766       $2,635
     State                  -             -             -            -
--------------------------------------------------------------------------
            Total          963           889         2,766        2,635
--------------------------------------------------------------------------
Deferred benefit
     Federal               (73)          (50)         (221)        (146)
     State                  -             -             -            -
--------------------------------------------------------------------------
            Total          (73)          (50)         (221)        (146)
--------------------------------------------------------------------------
Income tax provision      $890          $839        $2,545       $2,489
==========================================================================


Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company ("PIC"). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the nine month periods ended September 30, 2003 and 2002 are 31.3% and 32.1%, respectively, and reflect the full impact of the Connecticut legislation. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.


NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at September 30, 2003 are as follows:



                              NewMil           Bank
--------------------------------------------------------
   Leverage ratio              7.25%           6.59%
   Tier I risk-based ratio    12.03           10.93
   Total risk-based ratio     13.28           12.18



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

The Trust Preferred Securities have an original term of 30 years and bear a fixed coupon of 6.40% for the first five years, and thereafter, a floating-rate coupon that will reset quarterly at three-month LIBOR plus 3.15%. Interest on the securities is payable quarterly. NewMil may redeem the trust-preferred securities, in whole or in part, on or after March 26, 2008, or earlier under certain conditions. The subordinated debentures bear the same terms and conditions as the trust preferred securities. NewMil paid $300,000 in connection with the issuance of the Trust Preferred Securities and this amount is being amortized over the estimated life of the underlying securities. The net proceeds qualify as Tier I capital for regulatory purposes.


NOTE 10 - STOCK BASED COMPENSATION

NewMil has stock-option plans, which are described more fully in Note 13 (Stock Options) to Financial Statements in the Company's 2002 Form 10-K. As permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company uses the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock-based employee compensation plans. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment to FASB Statement 123, pro forma net income and earnings per common share information is provided, as if the Company accounted for its employee stock option plans under the fair value method of FAS 123. The fair value of each option grant was estimated on the date of grant using the Roll-Geske Model for pricing American call options with dividends.



                             Three months ended       Nine months ended
                                September 30,           September 30,
(net income in thousands)   2003            2002      2003          2002
-------------------------------------------------------------------------
 As reported
     Net income            $1,939          $1,774     $5,587       $5,262
     Earnings per share,
      diluted                0.45            0.39       1.28         1.15
     Earnings per share,
      basic                  0.47            0.41       1.35         1.21
 Pro forma
     Net income             1,909           1,744      5,496        5,111
     Earnings per share,
      diluted                0.44            0.39       1.26         1.12
     Earnings per share,
      basic                  0.47            0.41       1.33         1.18
Stock-based employee
 compensation cost, net
  of related taxes,
   included in net income
     As reported               -               -          -            -
     Pro forma                30              30         91          151




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

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2003 and 2002

Overview

NewMil earned net income of $1.9 million, or 45 cents per share (diluted), for the quarter ended September 30, 2003 as compared with $1.8 million, or 39 cents per share (diluted), for the quarter ended September 30, 2002. The increase was achieved through a variety of factors, the most important of which was an increase in net interest income and non-interest income offset by increased non-interest expense. Net interest income increased $522,000, or 9% in 2003 as a result of a $34 million increase in average earning assets and a 12 basis point increase in the net interest margin to 3.92% from 3.80% in 2002. The increase in earning assets is due to internal growth. Also contributing to the increase was fee income, at $1,025,000 versus $950,000 for the prior year quarter and a lower effective tax rate for the current period. Credit quality remains strong as evidenced by the low level of nonperforming assets, which only represents 21 basis points of total assets at September 30, 2003. The return on average shareholders' equity was 15% for the third quarter.

Analysis of net interest and dividend income

Net interest and dividend income increased $522,000, or 9.2%, for the quarter ended September 30, 2003 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets and by an increase in the net interest margin. Average earning assets increased $33.7 million, or 5.7%, over the prior year period as a result of the change in the mix of assets and deposit growth. Average total deposits increased $30.7 million, or 5.8%, over the prior year period. The net interest margin increased 12 basis points to 3.92% from 3.80% over the prior period. The increase in the net interest margin was due to the decline in the cost of interest-bearing deposits, and the impact on asset/liability re-pricing during 2003 as compared with 2002, and to changes in balance sheet mix resulting from asset growth, offset in part by the declines in yields on earning assets. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.



Three months ended
  September 30,           Average           Income/         Average
                          Balance           Expense        Yield/Rate
(dollars in
thousands)            2003       2002     2003    2002    2003    2002
---------------------------------------------------------------------------
Loans (a)           $445,582   $346,143  $6,483  $5,906   5.82%   6.82%
Mortgage backed
 securities (b)       54,550    107,533     818   1,596   6.00    5.94
Other securities
 (b)(c)              129,193    141,963   1,431   1,562   4.43    4.40
--------------------------------------------------------
  Total earning
   assets            629,325    595,639   8,732   9,064   5.55    6.09
                                          --------------
Other assets          55,877     51,612
----------------------------------------
   Total assets     $685,202   $647,251
========================================

NOW accounts       $  80,556  $  67,828      50     134   0.25    0.79
Money market
 accounts            152,808    141,211     436     686   1.14    1.94
Savings & other       84,745     75,487     155     302   0.73    1.60
Certificates of
 deposit             198,324    203,782   1,259   1,709   2.54    3.36
--------------------------------------------------------
Total interest-
 bearing deposits    516,433    488,308   1,900   2,831   1.47    2.32
Borrowings            65,677     56,717     658     581   4.01    4.10
--------------------------------------------------------
Total interest-
 bearing funds       582,110    545,025    2,558  3,412   1.76    2.50
                                           -------------
Demand deposits       46,195    43,593
Other liabilities      5,649     5,511
Shareholders' equity  51,248    53,122
---------------------------------------
Total liabilities &
 shareholders'
  equity            $685,202  $647,251
=======================================
Net interest income                       $6,174  $5,652
                                          ===============
Spread on interest-bearing funds                          3.79    3.59
Net interest margin (d)                                   3.92    3.80

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume and rate.



Three months ended
 September 30,                     2003 versus 2002
(in thousands)                Change in interest due to
------------------------------------------------------------------
                    Volume        Rate      Volume/rate     Net
------------------------------------------------------------------
Interest-earning
 assets:
  Loans            $1,697       $ (870)       $(250)        $577
  Mortgage backed
   securities        (787)          17           (8)        (778)
 Other securities    (140)          10           (1)        (131)
-------------------------------------------------------------------
       Total          770         (843)        (259)        (332)
-------------------------------------------------------------------
Interest-bearing
 liabilities:
  Deposits            163       (1,034)         (60)        (931)
  Borrowings           92          (13)          (2)          77
-------------------------------------------------------------------
       Total          255       (1,047)         (62)        (854)
-------------------------------------------------------------------
Net change to
 interest income   $  515       $  204        $(197)        $522
===================================================================


Interest income

Total interest and dividend income decreased $332,000 or 3.7%, for the quarter ended September 30, 2003 as compared with the same period a year ago. Loan income increased $577,000, or 9.8%, primarily as a result of higher volumes offset somewhat by a lower yield. Average loans increased $99.4 million, or 28.7%, due to increased loan originations and loan purchases during the period, offset in part by loan repayments. The decrease in the average loan yield, down 100 basis points, was caused by lower interest rates in 2003 and their effect on loan re-pricing and loan re-financing activity, and to a change in portfolio mix resulting from growth in residential mortgage loans. Towards the end of 2002 and through the third quarter of 2003 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios.

Investment income decreased $909,000 or 28.8%, as a result of lower average volume as well as lower yields over the prior year period. The increase in yield on mortgage-backed securities was caused by higher accretion of purchase discounts because of prepayment acceleration. Average securities decreased $65.8 million, or 26.4%.

Interest expense

Interest expense for the quarter ended September 30, 2003 decreased $854,000, or 25.0%, as compared with the prior year period as a result of a significant decline in the average cost of funds, offset in part by deposit growth and higher borrowings. Deposit expense decreased $931,000, or 32.9%, as a result of lower deposit rates, offset somewhat by deposit growth, and changes in deposit mix. Average interest-bearing deposits increased $28.1 million, or 5.8%. The average cost of interest-bearing deposits decreased 85 basis points to 1.47%. Interest expense on borrowings increased $77,000, or 13.3%, primarily due to a result of higher average borrowings, up $9.0 million, offset somewhat by a decline in borrowing cost due to a change in mix, down 9 basis points to 4.01%.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the quarters ending September 30, 2003 and 2002. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. The following table sets forth key ratios for the periods presented.



                            September 30,   December 31,   September 30,
(in thousands)                  2003           2002           2002
----------------------------------------------------------------------
  Ratio of allowance for loan losses:
    to non-performing loans    372.3%          342.0%         669.7%
    to total gross loans         1.2             1.5            1.6
  Ratio of non-performing loans
    to total loans               0.3             0.4            0.2
  Ratio of past-due loans
    to total loans               0.9             1.0            0.5


During the nine month period ended September 30, 2003 the ratio of the allowance for loan losses as a percentage to total gross loans declined to 1.2% from 1.5% at December 31, 2002 and 1.6% at September 30, 2002. The allowance for loan losses as a percentage to total loans declined primarily due to the growth in residential one-to-four family residential mortgages, which exhibit lower reserve requirements. For the period, the ratio of non-performing loans to total loans continued to remain historically low, at 0.3% for September 30, 2003, compared with 0.4% at December 31, 2002 and 0.2% at September 30, 2002. The ratio of past due loans (including non-performing loans) to total loans also remains low at 0.9% for September 30, 2003 compared with 1.0% at December 31, 2002 and 0.5% at September 30, 2002. During the nine month period ended September 30, 2003, non-performing loans declined $132,000, or 8.6%, while gross loans increased by $102.5 million, or 29.1%. For additional discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at September 30, 2003.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was examined by the FDIC in July 2003 and by the State of Connecticut's Department of Banking in
June 2002. No additions to the allowance were requested as a result of these examinations.

Non-interest income

The following table details the principal categories of non-interest income.


                                           September 30,
(in thousands)                            2003       2002      Change
--------------------------------------------------------------------------
Service charges on deposit accounts      $683     $580     $103     17.8%
Gains on sales of mortgage loans, net     127      131       (4)    (3.1)
Gains on sale of other real estate
  property owned                           -         7       (7)  (100.0)
Loan servicing                             15       14        1      7.1
Increase in cash surrender value of bank-owned
  life insurance                           93      127      (34)   (26.8)
Other                                     107       91       16     17.6
  Total non-interest income            $1,025     $950     $ 75      7.9%


The increase in non-interest income for the quarter ended September 30, 2003 as compared to the prior year period resulted primarily from an increase in retail banking fees and commissions earned. During the period the Bank decided to retain most of its loan originations for portfolio. During the 2003 period the Bank originated and sold $7.7 million in residential loans versus $7.6 million during the 2002 period. Despite the slight increase from the 2002 volume, the 2003 period was impacted due to slightly lower pricing obtained on loan sales. Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. The decline, when compared to the prior year period, in the increase in cash surrender value of bank-owned life insurance was due to lower interest rates on the underlying insurance assets.

Operating expenses

The following table details the principal categories of operating expenses.

                                         September 30,
(in thousands)                          2003       2002        Change
---------------------------------------------------------------------------
Salaries and benefits                 $2,479      $2,255   $224      9.9%
Occupancy                                411         334     77     23.1
Equipment                                358         289     69     23.9
Professional, collection and OREO        188         168     20     11.9
Postage and telecommunications           142         131     11      8.4
Printing and office supplies              87          99    (12)   (12.1)
Marketing                                 98          99     (1)    (1.0)
Service bureau                            99         104     (5)    (4.8)
Amortization of intangibles               61          72    (11)   (15.3)
Other                                    447         438      9      2.1
---------------------------------------------------------------------------
   Total operating expenses           $4,370      $3,989   $381      9.6%


The increase in operating expenses was primarily due to an increase in compensation expense for the quarter ended September 30, 2003 as compared with the prior year period. The increase in compensation was due primarily to higher bonus accrual costs, higher salaries and mortgage commissions paid and the absence of a pension benefit during the 2003 period, offset somewhat by an increase in deferred loan origination compensation expense, due to increased loan origination activity. The increase in occupancy expense results primarily from increases in rental expense, building maintenance costs and utilities during the 2003 period, partially related to the opening of a new branch office in Southbury, Connecticut and additional renovated office space at NewMil's headquarters. The increase in equipment expense was primarily due to higher depreciation expense on computer equipment, furniture, mechanical equipment, and higher maintenance contracts expenses. The increase in professional, collection and OREO expenses was primarily due to additional consulting and professional services in the areas of financial administration, deposit operations and information technology, offset somewhat by lower loan collection costs during the 2003 period. The increase in postage and telecommunications expense was due to additional costs associated with enhancing the telecommunications network. The decrease in printing and office supplies reflects primarily a reduction in forms usage by the branch system.


Income taxes

Net income for the quarter included an income tax provision of $890,000 representing a 31.5% effective rate, as compared with a provision of $839,000 a year ago, representing a 32.1% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters.

RESULTS OF OPERATIONS

For the nine month periods ended September 30, 2003 and 2002

Overview

NewMil earned net income of $5.6 million, or $1.28 per share (diluted), for the nine month period ended September 30, 2003 as compared with $5.3 million, or $1.15 per share (diluted), for the nine month period ended September 30, 2002. The increase was due to a variety of factors, the most important of which was an increase in average interest earning assets of $41.9 million, partially offset in part by a decrease in the net interest margin to 3.89% from 4.01% in 2002. The increase in earning assets was due to internal growth. Also contributing to the increase was an increase of $46,000, or 1.7% of non-interest income for the first nine months of 2003, primarily due to higher customer service fees and commissions. The return on average shareholders' equity was 14.2% for the first nine months of 2003.

Analysis of net interest and dividend income

Net interest and dividend income increased by $707,000, or 4.1%, for the nine month period ended September 30, 2003 as compared with the prior year period. The increase in net interest income resulted primarily from growth in average earning assets offset partially by a decrease in the net interest margin. Average earning assets increased $41.9 million, or 7.3%, over the prior year period. Average total interest bearing deposits increased $42.5 million, or 9.1%, over the prior year period. The net interest margin decreased 12 basis points to 3.89% from 4.01% over the prior period. The decline in the net interest margin was due to declines in yields on earning assets, resulting from lower market interest rates, a decline in the cost of interest-bearing deposits, the impact on asset/liability re-pricing during 2003 as compared with 2002, and to changes in balance sheet mix resulting from asset growth. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.


Nine months ended
  September 30,              Average           Income/        Average
                             Balance           Expense       Yield/Rate
(dollars in thousands)   2003      2002     2003     2002   2003   2002
-------------------------------------------------------------------------
Loans (a)               $408,858  $342,284  $18,608 $18,109  6.07%  7.05%
Mortgage backed
  securities (b)	  66,991   114,028    3,116   5,195  6.20   6.07
Other securities (b)(c)  143,744   121,353    4,503   4,376  4.18   4.81
-------------------------------------------------------------------
   Total earning assets  619,593   577,665   26,227  27,680  5.64   6.39
                                            ----------------
Other assets              55,723    49,071
-------------------------------------------------
   Total assets         $675,316  $626,736


NOW accounts            $ 75,261  $ 67,023      156     460   0.28  0.92
Money market accounts    149,400   134,108    1,434   2,075   1.28  2.06
Savings & other	          83,040    73,699      561     937   0.90  1.70
Certificates of deposit  201,683   192,081    4,081   5,062   2.70  3.51
-------------------------------------------------------------------
   Total interest-bearing
        deposits         509,384   466,911    6,232   8,534   1.63  2.44
Borrowings                63,130    59,840    1,911   1,769   4.04  3.94
-------------------------------------------------------------------
   Total interest-bearing
        funds            572,514   526,751    8,143  10,303   1.90  2.61
                                            ----------------
Demand deposits           43,372    41,583
Other liabilities          6,966     6,236
Shareholders' equity      52,464    52,166
Total liabilities &
 shareholders' equity   $675,316  $626,736
---------------------------------------------------
Net interest income                         $18,084  $17,377
                                            -----------------
Spread on interest-bearing funds                              3.74  3.78
Net interest margin (d)                                       3.89  4.01


(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.


The following table sets forth the changes in interest due to volume and rate.


Nine months ended September 30,                2003 versus 2002
(in thousands)                            Change in interest due to
--------------------------------------------------------------------------
                                    Volume    Rate   Volume/rate     Net
--------------------------------------------------------------------------
Interest-earning assets:
   Loans                           $ 3,522  $(2,531)    $(492)   $   499
   Mortgage backed securities       (2,143)     108       (45)    (2,080)
   Other securities                    808     (574)     (106)       128
--------------------------------------------------------------------------
        Total                        2,187   (2,997)     (643)    (1,453)
Interest-bearing liabilities:
   Deposits                            777   (2,822)     (257)    (2,302)
   Borrowings                           98       42         2        142
--------------------------------------------------------------------------
        Total                          875   (2,780)     (255)    (2,160)
Net change to interest income      $ 1,312  $  (217)    $(388)   $   707
==========================================================================

Interest income

Total interest and dividend income decreased $1.5 million, or 5.3%, for the nine months ended September 30, 2003 as compared with the same period a year ago. Loan income increased $499,000, or 2.8%, primarily as a result of an increase in average loans offset somewhat by lower average yields. Average loans increased $66.6 million, or 19.4%, due to increased loan originations and loan purchases during the period, offset in part by increased loan repayments. The decrease in the average loan yield, down 98 basis points, was caused by lower interest rates in 2003 and their effect on loan re-pricing and loan re-financing activity, and to a change in portfolio mix resulting from growth in residential mortgage loans. Towards the end of 2002 and through the first nine months of 2003 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios. Investment income decreased $2.0 million, or 20.4%, as a result of lower average yields and by lower average volume and the portfolio mix of over the prior year period. The increase in yield on mortgage-backed securities was caused by the effect of prepayment acceleration and the faster accretion of purchase discounts. Average securities decreased $24.6 million, or 10.5%. The decrease in average investment yield, down 60 basis points to 4.82%, was due to lower market rates on new securities added during 2002 and 2003, increased pre-payment speeds on mortgage backed securities and to changes in portfolio mix.

Interest expense

Interest expense for the nine months ended September 30, 2003 decreased $2.2 million, or 21.0%, as compared with the prior year period as a result of a significant decline in the average cost of funds, offset slightly by higher average deposit and borrowings growth. Deposit expense decreased $2.3 million, or 27.0%, as a result of lower deposit rates, offset partially by deposit growth, and changes in deposit mix. Average interest-bearing deposits increased $42.5 million, or 9.1%. The average cost of interest-bearing deposits decreased 81 basis points to 1.63%. Interest expense on borrowings increased $142,000, or 8.0%, primarily as a result of a higher borrowing cost, up 10 basis points to 4.04%. The increase in cost and slight increase in average borrowings was a result of NewMil forming a subsidiary on March 26, 2003. NewMil Statutory Trust I is a trust formed under the laws of the state of Delaware, which issued $10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. The Trust Preferred Securities have an original term of 30 years and bear a fixed coupon of 6.40% for the first five years, and thereafter, a floating-rate coupon that will reset quarterly at three-month LIBOR plus 3.15%.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the nine months ending September 30, 2003 and 2002. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses. These factors, offset by modest loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. For a detailed discussion of the Bank's allowance for loan losses refer to "Results of Operations- For the three month periods ended September 30, 2003 and 2002" above.

Non-interest income

The following table details the principal categories of non-interest income.

                                           September 30,
(in thousands)                           2003      2002       Change
------------------------------------------------------------------------
Service charges on deposit accounts    $1,889    $1,727  $ 162     9.4%
Gains on sales of mortgage loans, net     241       348   (107)  (30.7)
Gains on sale of other real estate
     property owned                        -          7     (7) (100.0)
Loan servicing                             51        48      3     6.3
Increase in cash surrender value of
     bank-owned	life insurance            281       336    (55)  (16.4)
Other                                     298       248     50    20.2
------------------------------------------------------------------------
     Total non-interest income         $2,760    $2,714   $ 46     1.7%
========================================================================




The increase in non-interest income for the nine months ended September 30, 2003 as compared to the prior year period resulted primarily from an increase in service fees on deposits accounts, a reflection of the growth in deposit accounts from the prior period. Also contributing was other income due to higher commissions earned during the period. These increases were offset in part by a decline in the volume of sales of residential mortgages, because the Bank decided to retain more loans for portfolio. During the 2003 period the Bank originated and sold $14.7 million in residential loans versus $21.6 million during the 2002 period. Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. The decline, when compared to the prior year period, in the increase in cash surrender value of bank-owned life insurance was due to lower interest rates on the underlying insurance assets.

Operating expenses

The following table details the principal categories of operating expenses.


                                     September 30,
(in thousands)                     2003        2002         Change
------------------------------------------------------------------------
Salaries and benefits            $  7,179   $  6,677    $ 502      7.5%
Occupancy                           1,197      1,045      152     14.5
Equipment                           1,030        858      172     20.0
Professional, collection and OREO     578        599      (21)    (3.5)
Postage and telecommunications        417        404       13      3.2
Printing and office supplies          272        324      (52)   (16.0)
Marketing                             204        392     (188)   (48.0)
Service bureau                        299        288       11      3.8
Amortization of intangibles           183        215      (32)   (14.9)
Other                               1,353      1,538     (185)   (12.0)
------------------------------------------------------------------------
    Total operating expenses      $12,712    $12,340    $ 372      3.0%
========================================================================

The increase in compensation expense for the nine months ended September 30, 2003 as compared with the prior year period was due primarily to higher mortgage commissions paid, year-over-year salary increases and related payroll taxes, the absence of a pension benefit during the 2003 period and by higher bonuses accrued, offset by an increase in deferred loan origination compensation expense, due to increased loan origination activity. The increase in occupancy expense resulted primarily from higher rent, building maintenance, and utilities costs, plus the addition of a new branch office in Southbury, Connecticut, and additional renovated office space at NewMil's headquarters. The increase in quipment expense was primarily due to higher depreciation and maintenance expense on equipment. Professional, collection and OREO decreased primarily due to lower collections costs during the 2003 period. The increase in postage and telecommunications costs was due to additional costs associated with enhancing the telecommunications network. The decrease in printing and office supplies reflects a reduction in forms usage by the branch network. The decline in marketing costs resulted from decreased advertising activities during the first nine months of 2003. The decrease in other operating expenses for the current nine-month period results from cost control management.

Income taxes

Net income for the nine months ended included an income tax provision of $2,545,000 representing a 31.3% effective rate, as compared with a provision of $2,489,000 a year ago, representing a 32.1% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters.

FINANCIAL CONDITION

Overview

During the nine month period ended September 30, 2003 total assets grew $20.4 million, or 3.1%, to $682.0 million. This increase was due to deposit growth of $9.8 million, or 1.8%, the issuance of $10 million in Trust Preferred Securities and net Federal Home Loan Bank advances amounting to $2.8 million. During the period net loans increased
$102.5 million, or 29.5%, while securities and federal funds sold decreased $41.3 million and $45.0 million, respectively. Non-performing assets declined to $1.4 million, or 0.21% of total assets at September 30, 2003.

Securities

During the nine month period ended September 30, 2003 securities decreased $41.3 million, to $156.3 million, due to repayments of mortgage-backed securities and other securities of $52.8 million, offset by securities purchases of $15.1 million and a decrease in unrealized securities holding gains. Overnight federal funds sold decreased $45.0 million to $18.5 million. Due to the recent unattractiveness of new securities yields at historically low levels, NewMil choose to replace a portion of its securities portfolio run-off and some of its fed funds position with new residential mortgage loans. Securities purchases for the period included $5.0 million of fixed rate Agency notes, $5.1 million of fixed rate mortgage-backed securities and $5.0 million of fixed rate collateralized mortgage obligations. NewMil's securities portfolio consists of US Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs) and Federal Home Loan Bank stock. At September 30, 2003, the portfolio had a projected weighted average duration and life of 2.4 years and 3.0 years, respectively, based on median projected prepayment speeds at current interest rates. At September 30, 2003, securities totaling $139.5 million, or 89.2%, were classified as available-for-sale and securities totaling $16.8 million, or 10.8%, were classified as held-to-maturity.

Loans

During the nine month period ended September 30, 2003 net loans increased $102.5 million, or 29.5%. Loan originations, advances and loan purchases totaled $229.1 million, while loan repayments were $126.6 million. Consequently, the ratio of loans to assets increased to 65.9% at September 30, 2003, compared with 52.5% at December 31, 2002 and 51.5% a year ago at September 30, 2002. Towards the end of 2002 and through the second quarter of 2003 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios. In addition, NewMil originated and sold in the secondary market $14.7 million of residential mortgage loans during the period. Major loan classifications are as follows:


                                      September 30,     December 31,
(in thousands)                            2003             2002
----------------------------------------------------------------------
Real Estate Mortgages:
     Residential
         1-to-4 family                  $288,364         $197,318
         5-or-more family                  8,876            9,759
     Commercial                          108,455           98,035
     Land & land development               1,899            2,080
     Home equity credit                   28,961           28,562
----------------------------------------------------------------------
         Total mortgage loans            436,555          335,754
Commercial and industrial                 15,778           14,364
Installment and other                      2,262            2,466
----------------------------------------------------------------------
         Total loans, gross              454,595          352,584
Deferred loan origination
   fees and purchase
   premium, net                              330             (119)
Allowance for loan losses                 (5,224)          (5,250)
----------------------------------------------------------------------
         Total loans, net               $449,701         $347,215


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

Non-performing assets

The composition of non-performing assets is as follows:



                                         September 30,     December 31,
(in thousands)                               2003              2002
------------------------------------------------------------------------
Non-accruing loans                         $  380            $  254
Accruing loans past due
   90 days or more                          1,023             1,281
Accruing restructured loans                    -                 -
------------------------------------------------------------------------
        Total non-performing loans          1,403             1,535
OREO, net                                      -                 -
------------------------------------------------------------------------
        Total non-performing assets        $1,403            $1,535
========================================================================
Percent of total assets                      0.21%             0.23%


During the nine month period ended September 30, 2003 non-performing assets declined $132,000 to $1.4 million. Non-performing assets continue to remain historically low at only 0.21% of total assets at September 30, 2003, compared with 0.23% at December 31, 2002. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and prudent credit policy.

In addition to non-performing assets, at September 30, 2003 NewMil had $939,000 of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings

During the period deposits grew $9.8 million, or 1.8%, to $558.6 million and Federal Home Loan Bank advances increased $2.8 million, or 6.3%, primarily due to new advances to fund a portion of its residential mortgage loan growth, offset by normal amortization payments and maturing advances.

During March 2003, NewMil formed a subsidiary, NewMil Statutory Trust I, a trust formed under the laws of the state of Delaware, and issued
$10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. FTN Financial Capital Markets and Keefe Bruyette and Woods, Inc. acted as placement agents in the pooled offering. NewMil owns all of the common securities of the Trust and the Trust has no independent assets or operations, and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by NewMil. The junior subordinated debentures, which are the sole assets of the trust, are unsecured obligations of NewMil and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of NewMil. The Trust Preferred Securities have an original term of 30 years and bear a fixed coupon of 6.40% for the first five years, and thereafter, a floating-rate coupon that will reset quarterly at three-month LIBOR plus 3.15%. Interest on the securities is payable quarterly. NewMil may redeem the trust-preferred securities, in whole or in part, on or after March 26, 2008, or earlier under certain conditions. The subordinated debentures bear the same terms and conditions as the trust preferred securities. NewMil paid $300,000 in connection with the issuance of the Trust Preferred Securities and this amount is being amortized over the estimated life of the underlying securities. The net proceeds qualify as Tier I capital for regulatory purposes.

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

Operating activities for the nine month period ended September 30, 2003 provided net cash of $6.6 million. Investing activities utilized net cash of $65.9 million, principally for securities purchases and net loan advances, offset in part by security repayments and maturities. Financing activities provided net cash of $18.2 million, principally, $11.6 million from an increase in deposits and repurchase agreements and $9.7 million from the issuance of Trust Preferred Securities and a $2.8 million net increase in FHLB advances, offset primarily by cash dividends paid and treasury stock purchases.

At September 30, 2003, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $153 million, to net deposits and short term unsecured liabilities, was 57.2%, well in excess of NewMil's minimum guideline of 15%.

At September 30, 2003, NewMil had outstanding commitments to fund new loan originations of $23.1 million, construction mortgage commitments of $9.1 million and unused lines of credit of $40.6 million. These commitments will be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the period ended September 30, 2003 shareholders' equity decreased $2.6 million to $51.7 million and book value per share decreased $0.12 to $12.65. Reducing shareholders' equity were treasury stock purchases of $4.5 million, dividend payments of $1.9 million and other comprehensive income of $2.2 million (a net decrease in the unrealized holding gains on securities available-for-sale, net of taxes). Increasing shareholders' equity were net income of $5.6 million, or $1.28 per share (diluted), common stock issued of $27,000, stock option exercise proceeds of $349,000 and a tax benefit from the exercise of non-qualified stock options of $19,000.

Capital requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At September 30, 2003 NewMil's Tier 1 Leverage Capital ratio was 7.25% and its Tier 1 and Total Risk-Based Capital ratios were 12.03% and 13.28%, respectively. At September 30, 2003 the Bank's Tier 1 Leverage Capital ratio was 6.59% and its Tier 1 and Total Risk-Based Capital ratios were 10.93% and 12.18%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier I Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures
NewMil maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in NewMil's reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to NewMil's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934.

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

    (b)   Current Reports on Form 8-K.

               * Current Report on Form 8-K, dated October 22, 2003,
                 announcing earnings for the quarter ended September 30, 2003.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


			NEWMIL BANCORP, INC.



November 5, 2003		by    /s/ Francis J. Wiatr
				Francis J. Wiatr,
				Chairman, President and CEO



November 5, 2003		by    /s/ B. Ian McMahon
				B. Ian McMahon,
				Chief Financial Officer