Form 10-K
period 2003-12-31
NEWMIL BANCORP INC
filed 2004-03-11
CIK 807524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended December 31, 2003

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

Common Stock, par value $.50 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked prices of such stock, as of June 30, 2003, is $88,852,000.00. The number of shares of Common Stock outstanding as of March 1, 2004, is 4,223,106.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated March 29, 2004 for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part II (Item 5) and Part III (Items 10, 11, 12 and 13).

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

General

NewMil Bancorp, Inc., (“NewMil”), a Delaware corporation formed in 1987, is the registered bank holding company for NewMil Bank (“the Bank”), a wholly-owned subsidiary. NewMil’s activity is currently limited to the holding of the Bank’s outstanding capital stock and the Bank is NewMil’s primary investment. NewMil’s net income is presently derived from the business of the Bank. Future establishment or acquisition of subsidiaries by NewMil is possible. For a discussion of the acquisition of Nutmeg Federal Savings & Loan, by NewMil in November 2000, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business”. Nevertheless, it is expected that the Bank will account for most of NewMil’s net income in the foreseeable future.

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

Market Area and Competition

The Bank conducts its business through nineteen full service offices, and one special needs office at an independent life-care retirement community, located in Connecticut’s Litchfield, Fairfield and New Haven Counties. The Bank’s service area, which has a population of approximately 460,000, enjoys a balance of manufacturing, trade, and service employment and is home to a number of Fortune 500 companies. Although the Bank’s primary market area is Litchfield and northern Fairfield counties, the Bank has depositors and borrowers that live outside of these areas.

The Bank faces strong competition in attracting and retaining deposits and in making mortgage and other loans. Its most direct competition for deposits has historically come from other savings banks and commercial banks located in its market area. More recently, competition for deposits has developed from non-banking companies such as brokerage houses that offer a range of deposit and deposit-like products. Although the Bank expects this continuing competition to have an effect upon the cost of funds, it does not anticipate any substantial adverse effect on maintaining the current deposit base. The Bank is competitive within its market area in the various deposit products it offers to depositors. Due to this fact, management believes the bank has the ability to maintain the deposit base. The Bank does not rely upon any individual, group or entity for a significant portion of its deposits.

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

Congress passed legislation in 1994 providing for a phase-in of full interstate branching. Connecticut law has since 1990 provided for full interstate banking and, more recently, has adopted legislation allowing interstate branching, subject to certain limitations. In recent years several out of state financial institutions, almost all larger and with greater financial resources than the Bank, have acquired Connecticut financial institutions and begun operations in Connecticut. This has both increased competition in NewMil’s market areas and resulted in the reduction of locally based competition through consolidations. NewMil may consider expansion within or outside of Connecticut provided appropriate opportunities and conditions exist. For a discussion of the acquisition of Nutmeg Federal Savings & Loan, by NewMil in November 2000, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business”.

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

Commercial and Industrial Loans: The Bank offers secured commercial business loans, generally adjustable-rate loans with the adjustment of interest based on the Prime Rate plus a spread. The Bank believes it has been conservative in its underwriting standards for this market with the goal of obtaining quality loans for the portfolio. The Bank also offers SBA and other Government guaranteed loans. The Bank’s loan products are targeted for, and tailored to the needs of, the local business and professional community in the Bank’s market area. The Bank’s legal lending limit to any one borrower at December 31, 2003 was $7.8 million, or 15% of Tier I and Tier II capital. Generally, the Bank’s concentration to any one borrower does not exceed 50% of the Bank’s legal lending limit and the average loan size is under $500,000. Most business loans are secured by liens on business assets including inventory, receivables and or liens on real property. In addition, most loans are further secured by the personal guaranty of the owners of the business.

For further discussion of the composition and quality of the loan portfolio see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Financial Condition—Loans” on page 25 through page 27.

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

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the FRB and the FDIC. For information on these capital requirements and NewMil and the Bank’s capital ratios see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources” and Note 10 to the Financial Statements—Shareholders Equity under Capital Requirements.

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

Sarbanes-Oxley Act of 2002: On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Sections 302(a) and 906 of Sarbanes-Oxley, require NewMil’s chief executive officer and chief financial officer to certify that NewMil’s Quarterly and Annual Reports do not contain any untrue statement of a material fact and that the Quarterly and Annual Reports comply with the Securities and Exchange Act of 1934 and that the information in the Report fairly presents the financial condition and results of operations of NewMil. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of NewMil’s internal controls; they have made certain disclosures to NewMil’s auditors and the audit committee of the Board of Directors about NewMil’s internal controls; and they have included information in NewMil’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in NewMil’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Employees

The Bank had 169 full-time and 22 part-time employees at December 31, 2003. Management considers the Bank’s relationship with its employees to be good. The Bank’s employees are not represented by any collective bargaining groups.

Subsidiaries

NewMil has two subsidiaries, NewMil Bank and NewMil Statutory Trust I. During March 2003, NewMil formed a subsidiary, NewMil Statutory Trust I, a trust formed under the laws of the state of Delaware, and issued $10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. The other subsidiary, NewMil Bank is NewMil’s primary subsidiary and accounts for the majority of NewMil’s income. At December 31, 2003, the Bank had three wholly-owned subsidiaries, NewMil Mortgage Company, Asset Recovery Management Company and New Mil Asset Company. NewMil Mortgage Company is a passive investment company (“PIC”) that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporate Business Tax. Asset Recovery Management Company and New Mil Asset Company were both formed to hold and liquidate certain foreclosed real estate and are presently inactive.

The Corporation makes its annual report on Form 10-K filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 available and free of charge on or through its internet website, www.newmil.com, as soon as practical after filing such material with, or furnishing it to the Securities and Exchange Commission (“SEC”). Copies of quarterly reports on Form 10-Q and current reports on Form 8-K may be obtained free of charge by accessing the SEC’s website at www.sec.gov. Copies of these filings may also be obtained from the Corporation or the Bank free of charge upon request.

Item 2.	PROPERTIES

The Bank conducts its business at its main office, located at 19 Main Street, New Milford, Connecticut, and through 18 full service branches located in Litchfield, Fairfield and New Haven Counties in addition to one limited service branch located in Southbury, Connecticut. The Bank owns its main office and seven of its branches. The eleven other full service locations are leased by the Bank. The following table sets forth certain information regarding the Bank’s branch offices, as of December 31, 2003.

Branch office	Location	Date Owned, Acquired /Opened	Lease or Owned	Expiration Date
			(a)
Bethel	Stony Hill Road, Bethel, CT	2000	Leased	2005
Brookfield	Route 7, Brookfield, CT	1964	Leased	2005
Boardman Terrace	53 Main Street, New Milford, CT	1977	Owned	—
Bridgewater (b)	Routes 57 & 133, Bridgewater, CT	1981	Owned	—
Canaan	Main St. & Granite Avenue,
	Canaan, CT	1982	Owned	—
Danbury	Main Street, Danbury, CT	2000	Leased	2006
Danbury	North Street Shopping Center,
	Danbury, CT	2000	Leased	2008
Kent	50 North Main St., Kent, CT	1960	Owned	—
Lanesville	291 Danbury Road, New Milford, CT	1989	Owned	—
Morris	Route 109 & 63, Morris, CT	1981	Owned	—
New Fairfield	Routes 37 & 39, New Fairfield, CT	1969	Leased	2004
New Milford (c)	19 Main Street, New Milford, CT	1902	Owned	—
New Preston (d)	Routes 202 & 45, New Preston, CT	1979	Owned	—
Norwalk	187 Main Street, Norwalk, CT	1997	Leased	2004
Pomperaug Woods(e)	Heritage Road, Southbury, CT	2000	N/A	—
Ridgefield	Route 7, Ridgefield, CT	2000	Leased	2004
Sharon	Route 41, Sharon, CT	1971	Leased	2007
Sherman	Routes 37 & 39, Sherman, CT	1976	Leased	2004
Southbury	Grand Union Supermarket
	775 Main Street South,
	Southbury, CT	1997	Leased	2012
Southbury Main	200 Main Street South, Southbury, CT	2003	Leased	2004

(a)	Information concerning the Bank’s lease payments can be found at Note 14.

(b)	The Bank owns an additional building on this site, which is leased at an annual rent of $5,000.

(c)	Main Office.

(d)	The Bank owns an additional building on this site, which is leased at an annual rent of $14,800.

(e)	The Bank operates a limited service office, one day a week, at this location for the residents of Pomperaug Woods. Pomperaug Woods is an independent life-care retirement community located in Southbury, Connecticut.

Item 3.	LEGAL PROCEEDINGS

NewMil and its subsidiaries are defendants in routine proceedings arising out of, and incidental to, activities conducted in the normal course of business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2003, no matter was submitted to a vote of the shareholders of NewMil.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For the information required by this item see “Annual Financial Data (unaudited) in Note 17, “Selected Annual Consolidated Financial Data”. For a discussion of NewMil’s dividend policy and restrictions on dividends see “Management Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Dividend Restrictions”. For information on NewMil’s Stock Equity Compensation Plan see page 11 of NewMil’s Proxy Statement dated March 29, 2003.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth NewMil’s consolidated financial and other data at the dates and for the periods indicated. This data has been derived from NewMil’s audited consolidated financial statements. The results as of and for the years ended December 31, 2003, 2002, 2001 and 2000, and for the six-month periods ended December 31, 2000 and 1999. The six-months ended December 31, 2000 reflect the acquisition of Nutmeg Federal Savings and Loan Association on November 9, 2000.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except ratios and per share amounts)

	At or for the years ended December 31,				At or for the six months ended December 31,		At or for the years ended June 30,
	2003	2002	2001	2000	2000	1999	2000	1999
						Unaudited
Statement of Income
Interest & dividend income	$35,131	$36,433	$37,648	$28,879	$15,709	$12,006	$25,175	$24,456
Interest expense	10,588	13,356	16,631	13,768	7,801	5,144	11,111	11,807
Net interest income	24,543	23,077	21,017	15,111	7,908	6,862	14,064	12,649
Provision (credit) for loan losses	—	—	—	(391)	(416)	(495)	(470)	100
Non-interest income:
Service fees and other	3,502	3,214	2,652	1,918	1,051	944	1,809	1,545
Gains on sales of loans, net	357	574	406	156	93	84	147	547
Gain (losses) on sales of securities, net	27	—	—	—	—	(109)	(109)	—
(Loss) Gain on sales of OREO	—	(43)	—	62	39	23	46	1,342
Non-interest expense	17,455	16,850	15,291	11,285	6,382	5,435	10,336	10,438
Income before income taxes	10,974	9,972	8,784	6,353	3,125	2,864	6,091	5,545
Income tax provision	3,446	3,122	3,158	2,236	1,119	960	2,076	2,264
Income before effect of accounting change & extraordinary item	7,528	6,850	5,626	4,117	2,006	1,904	4,015	3,281
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	—	—	—	(162)
Extraordinary item, net of taxes	—	—	—	—	—	—	—	(87)
Net income	7,528	6,850	5,626	4,117	2,006	1,904	4,015	3,032
Financial Condition
Total assets	$704,042	$661,595	$607,026	$523,578	$523,578	$341,798	$392,572	$352,117
Loans, net	449,651	347,215	340,368	332,544	332,544	214,312	223,734	210,036
Allowance for loan losses	5,198	5,250	5,502	5,518	5,518	5,029	4,978	4,989
Securities	199,101	197,661	212,408	140,398	140,398	108,582	144,307	118,202
Deposits	558,168	548,806	476,116	437,793	437,793	299,254	319,626	300,123
FHLB advances & other	79,564	52,469	73,323	32,091	32,091	7,500	35,750	15,000
Long term debt	9,746	—	—	—	—	—	—	—
Shareholders’ equity	52,306	54,236	50,594	47,517	47,517	33,137	34,325	33,135
Non-performing assets	1,262	1,535	1,861	1,741	1,741	2,094	1,218	1,569
Per Share Data
Income before effect of accounting change & extraordinary item
Diluted	$1.73	$1.50	$1.21	$1.05	$0.50	$0.50	$1.05	$0.82
Basic	1.82	1.59	1.26	1.10	0.52	0.52	1.10	0.87
Net income
Diluted	1.73	1.50	1.21	1.05	0.50	0.50	1.05	0.76
Basic	1.82	1.59	1.26	1.10	0.52	0.52	1.10	0.80
Cash dividends	0.60	0.50	0.44	0.41	0.21	0.20	0.40	0.35
Book value	12.78	12.77	11.52	10.35	10.35	9.10	9.52	9.04

	At or for the years ended December 31,				At or for the six months ended December 31,		At or for the years ended June 30,
	2003	2002	2001	2000	2000	1999	2000	1999
						Unaudited
Statistical Data
Net interest margin	3.93%	3.95%	4.05%	3.94%	3.86%	4.08%	4.06%	3.64%
Efficiency ratio	61.40	62.82	63.51	65.43	70.20	69.24	64.77	64.90
Effective tax rate	31.40	31.31	35.95	35.20	35.81	33.52	34.08	40.83
Return on average assets	1.11	1.08	1.01	1.03	0.93	1.10	1.12	0.84
Return on average shareholders’ equity	14.38	13.03	11.42	11.53	10.49	11.48	12.11	8.84
Dividend payout ratio	32.97	31.45	34.92	37.27	37.79	38.34	36.36	43.75
Allowance for loan losses to total loans	1.14	1.49	1.59	1.63	1.63	2.29	2.18	2.32
Non-performing assets to total assets	0.18	0.23	0.31	0.33	0.33	0.61	0.31	0.45
Tier 1 leverage capital	7.39	6.13	6.56	8.06	8.06	9.84	9.19	9.53
Total risk-based capital	13.23	12.14	12.18	12.98	12.98	18.53	16.83	19.40
Average shareholders’ equity to average assets	7.71	8.22	8.83	8.93	8.89	9.66	9.26	9.49
Weighted average equivalent shares outstanding, diluted	4,348	4,555	4,639	3,913	4,035	3,840	3,807	3,985
Shares outstanding at end of period (excluding Treasury stock)	4,093	4,235	4,391	4,591	4,591	3,640	3,606	3,664

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Under SFAS No. 142, goodwill is regularly evaluated for impairment, in which case its carrying value would be reduced through a charge to earnings for any impairment. Core deposit and other identifiable intangible assets are amortized over their estimated useful lives and are also regularly evaluated for impairment. The valuation techniques used to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Future events or changes in the estimates, which are used to determine the carrying value of goodwill and identifiable intangible assets or which otherwise adversely affects their value or estimated lives could have a material adverse impact on the results of operations.

OVERVIEW

2003 was an excellent year for NewMil. NewMil earned net income of $7.5 million, or $1.73 per share, for 2003, compared with net income of $6.9 million, or $1.50 per share, for 2002. This represented a 15.3% increase in earnings per share for 2003 over 2002. NewMil’s results were achieved through growth in net interest income and non-interest income, offset partially by increased non-interest expense. Net interest income increased 6.4%, as a result of an increase of $40.2 million in average earning assets, primarily in average loans, offset somewhat by a slight decrease in the net interest margin, from 3.95% in 2002 to 3.93% in 2003. Non-interest income increased 3.8% in 2003, due primarily to increases in deposit account service charges, a result of internal growth. Operating expenses increased 3.6% in 2003.

Deposits grew $9.4 million, or 1.7%, to $558.2 million during 2003 compared with 15.3% growth in 2002. At December 31, 2003 NewMil had total assets of $704.0 million, up $42.4 million since December 31, 2002. The low interest rate environment continued to fuel the local housing market and contributed to record residential mortgage originations for the year.

The following discussion and analysis of NewMil’s consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2003 and 2002

Analysis of Net Interest and Dividend Income

Net interest income increased $1.5 million, or 6.4%, to $24.5 million in 2003. This resulted from a $40.2 million increase in average earning assets, offset slightly by 2 basis point decrease in the net interest margin. The increase in earning assets is due primarily to internal growth. The net interest margin decreased to 3.93% from 3.95%. The decrease was due mostly to the effects of lower market interest rates during 2003 as compared with 2002 and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil’s net interest income and yields on average interest-earning assets and interest-bearing funds.

Years ended December 31,	Average balance		Income/expense		Average yield/rate
(dollars in thousands)	2003	2002	2003	2002	2003	2002
Loans(a)	$420,903	$344,477	$25,224	$23,943	5.99%	6.95%
Mortgage backed securities(b)	63,917	107,123	3,924	6,569	6.14	6.03
Other securities(b)(c)	139,236	132,297	5,983	5,921	4.30	4.54

Total earning assets	624,056	583,897	35,131	36,433	5.63	6.24

Other assets	55,354	49,737

Total assets	$679,410	$633,634

NOW accounts	$75,446	$67,652	203	536	0.27	0.79
Money market accounts	151,567	136,023	1,874	2,651	1.24	1.95
Savings & other	83,454	74,510	713	1,158	0.85	1.56
Certificates of deposit	199,293	195,911	5,217	6,704	2.62	3.42

Total interest-bearing deposits	509,760	474,096	8,007	11,049	1.57	2.33
Borrowings	66,215	58,642	2,581	2,307	3.90	3.93

Total interest-bearing funds	575,975	532,738	10,588	13,356	1.84	2.51

Demand deposits	44,670	42,161
Other liabilities	6,404	6,173
Shareholders’ equity	52,361	52,562

Total liabilities & shareholders’ equity	$679,410	$633,634

Net interest income			$24,543	$23,077

Spread on interest-bearing funds					3.79	3.73
Net interest margin (d)					3.93	3.95

(a)	Includes non-accrual loans.

(b)	Average balances of investments are based on historical cost.

(c)	Includes interest-bearing deposits in other banks and federal funds sold.

(d)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

	2003 versus 2002 Change in interest due to
Years ended December 31, (in thousands)	Volume	Rate	Volume/rate	Net
Interest-earning assets:
Loans	$5,312	$(3,299)	$(732)	$1,281
Mortgage backed securities	(2,712)	114	(47)	(2,645)
Other securities	394	(311)	(21)	62

Total	2,994	(3,496)	(800)	(1,302)

Interest-bearing liabilities:
Deposits	831	(3,603)	(270)	(3,042)
Borrowings	298	(21)	(3)	274

Total	1,129	(3,624)	(273)	(2,768)

Net change to interest income	$1,865	$128	$(527)	$1,466

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

Interest Income

Total interest and dividend income decreased $1.3 million, or 3.6%, to $35.1 million in 2003. Loan income increased $1.3 million, or 5.4%, primarily as a result of a $76.4 million increase in average loans offset partially by lower average yields during the period. The decrease in average loan yield, down 96 basis points, is due to lower market interest rates in 2003 and changes in portfolio mix. Investment income decreased $2.6 million, or 20.7%, in 2003 as a result of lower average yields and volume. Average securities decreased $36.3 million, or 15.1%. The decrease in average investment yield, down 34 basis points, was due to lower reinvestment yields during 2003 and changes in portfolio mix.

Interest Expense

Interest expense decreased $2.8 million, or 20.7%, to $10.6 million in 2003 primarily as a result of lower rates paid, and changes in deposit mix, offset somewhat by higher average deposits and borrowings. Deposit expense decreased $3.0 million, or 27.5%, as a result of lower rates paid, offset somewhat by higher deposit volume and changes in deposit mix. Average interest-bearing deposits increased $35.7 million, or 7.5%, due to internal growth. Average NOW, money market, savings and certificate of deposit accounts increased $7.8 million, $15.5 million, $8.9 million and $3.4 million, respectively. The average cost of interest-bearing deposits decreased 76 basis points to 1.57%. Borrowings expense increased $274,000 as a result of higher average borrowings, up $7.6 million, offset by lower advance rates, down 3 basis points.

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

Provision and Allowance for Loan Losses

The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Years ended December 31,				Six months ended December 31,		Years ended June 30,
(dollars in thousands)	2003	2002	2001	2000	2000	1999	2000	1999
Balance, beginning of period	$5,250	$5,502	$5,518	$5,029	$4,978	$4,989	$4,989	$5,004
Provision (recoveries) for loan losses	—	—	—	(391)	(416)	(495)	(470)	100
Allowance acquired from purchase of Nutmeg	—	—	—	584	584	—	—	—
Charge-offs:
Real estate mortgages	—	152	58	191	39	—	172	165
Commercial & industrial	32	283	1	5	5	20	—	—
Consumer loans	45	40	15	8	5	2	5	11

Total charge-offs	77	475	74	204	49	22	177	176

Recoveries:
Real estate mortgages	1	178	18	9	4	1	631	52
Commercial & industrial	—	40	20	487	417	554	—	—
Consumer loans	24	5	20	4	—	2	5	9

Total recoveries	25	223	58	500	421	557	636	61

Net charge-offs (recoveries)	52	252	16	(296)	(372)	(535)	(459)	115

Balance, end of period	$5,198	$5,250	$5,502	$5,518	$5,518	$5,029	$4,978	$4,989

Ratio of allowance for loan losses:
to non-performing loans	411.9%	342.0%	315.3%	346.8%	346.8%	267.2%	584.3%	403.6%
to total gross loans	1.1	1.5	1.6	1.6	1.6	2.3	2.2	2.3
Loan loss provision (recoveries) to average loans-	—	—	—	(0.1)	(0.2)	(0.2)	(0.2)	0.1
Ratio of net charge-offs (recoveries) to average loans outstanding	—	0.1	—	(0.1)	(0.2)	(0.2)	(0.2)	0.1

NewMil made no provision for loan losses in 2003, 2002 and in 2001 and made negative provision for loan losses of $391,000 in 2000, due to a $416,000 recovery from a previously charged off loan. In November 2000 $584,000 was added to the allowance as a result of the Nutmeg acquisition. The following table provides a summary of loan loss provision and net charge-off data activity since 1991.

	Years ended December 31,			Six months ended December 31,	Fiscal years(a) 1995-2000	Fiscal years(a) 1991-1994
(dollars in thousands)	2003	2002	2001	2000
Average loans	$420,903	$344,447	$344,738	$262,761	$174,016	$145,103
Provision for loan losses	—	—	—	(416)	1,080	16,544
(Charge-offs) recoveries, net	(52)	(252)	(16)	372	(1,348)	(12,659)
Ratios of (annualized):
Net charge-offs to average loans	0.01%	0.07%	0.00%	(0.14)%	0.13%	2.18%
Loan loss provision to average loans	0.00	0.00	0.00	(0.16)	0.10	2.85
Loan loss provision to net charge-offs	0.00	0.00	0.00	111.83	80.12	130.69

(a)	Fiscal years ended June 30th.

During the period from 1995 to 2002 an improving economic climate and prudent credit risk management resulted in a significant decline in net charge-offs, as compared with the period from 1991 to 1994, during which time many of NewMil’s borrowers experienced financial difficulties. In 2003 NewMil’s net charge-offs were $52,000 compared to $252,000 for 2002 and $16,000 for 2001. During the preceding six and one half fiscal years, from 1995 through 2000, net charge-offs averaged $150,000 annually (adjusted for a $372,000 net recovery during the six months ended December 31, 2000) as compared to $3,165,000 annually for fiscal years 1991 through 1994. Due to the large losses and high level of non-performing assets through and as of June 30, 1994 the allowance for loan losses at that date was $5,246,000. Over the next six years the provision was $268,000 less than charge-offs. In 2001, through 2003 net charge-offs were $320,000 and there was no provision for loan losses.

The following table provides a comparison of allowance for loan losses and non-performing assets data for 2003 and 2002 with historical data from 2001, 2000, 1994, 1991 and 1990, which demonstrates the wide range in levels of non-performing assets and net charge-offs over these periods.

	December 31,				June 30,
(dollars in thousands)	2003	2002	2001	2000	1994	1991	1990
Loans, net	$449,651	$347,215	$340,368	$223,734	$141,775	$152,973	$160,319
Allowance for loan losses	5,198	5,250	5,502	4,978	5,246	4,006	1,361
Non-performing assets	1,262	1,535	1,861	1,218	13,685	21,824	17,341
Ratios of:
Allowance to gross loans	1.14%	1.49%	1.59%	2.18%	3.57%	2.55%	0.84%
Non-performing assets to gross loans	0.28	0.44	0.54	0.53	9.31	13.90	10.73

Although NewMil achieved loan growth, before allowance and deferred fees/costs, of $101.9 million, NewMil made no provision for loan losses during 2003. Loan growth was concentrated primarily in 1-4 family residential mortgages, net charge-offs were negligible, and non-performing loans remained stable and at a historically low level. Consequently, for 2003 the ratio of NewMil’s allowance for loan losses to total loans declined to 1.14% at December 31, 2003 from 1.49% at December 31, 2002, 1.59% at December 31, 2001 and 2.18% at June 30, 2000. Similarly, for 2003 NewMil’s ratio of non-performing loans to total loans continued to remain historically low, and actually declined to 0.28% at December 31, 2003, compared with 0.44% at December 31, 2002, 0.50% at December 31, 2001 and 0.37% at June 30, 2000. The ratio of past due loans (including non-performing loans) to total loans declined to 0.76% at December 31, 2003 when compared with 0.99% at December 31, 2002. The ratio of past due loans was 0.67% at December 31, 2001 and 0.97% at June 30, 2000. For additional discussion on loan quality see “Non-performing Assets”.

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

	December 31, 2003		December 31, 2002		December 31, 2001
(dollars in thousands)	Allowance	Loans(a)	Allowance	Loans(a)	Allowance	Loans(a)
Real Estate Mortgages
Residential 1-to-4 family	$639	62.2%	$843	56.0%	$824	52.2%
Residential 5-or-more family	303	1.8	420	2.8	790	4.2
Commercial	3,102	24.8	2,540	27.8	1,740	23.8
Land & land development	193	0.6	102	0.6	196	0.9
Home equity credit	76	6.6	582	8.1	576	9.4

Total mortgage loans	4,313	96.0	4,487	95.3	4,126	90.5
Commercial & industrial	858	3.5	694	4.1	796	8.6
Installment	21	0.5	36	0.2	46	0.3
Collateral & other	—	—	—	0.4	—	0.6
General unallocated	6	—	33	—	534	—

Total allowance	$5,198	100.0%	$5,250	100.0%	$5,502	100.0%

	December 31, 2000		June 30, 2000		June 30, 1999
(dollars in thousands)	Allowance	Loans(a)	Allowance	Loans(a)	Allowance	Loans(a)
Real Estate Mortgages
Residential 1-to-4 family	$942	55.6%	$666	57.2%	$959	59.8%
5-or-more family	477	5.8	548	1.8	461	2.9
Commercial	2,145	18.6	1,075	22.6	1,937	17.4
Land & land development	319	1.0	374	0.9	258	1.1
Home equity credit	604	7.1	474	8.8	195	9.0

Total mortgage loans	4,487	88.1	3,137	91.3	3,810	90.2
Commercial & industrial	609	10.8	928	7.6	239	8.5
Installment	42	0.6	45	0.4	18	0.4
Collateral	19	0.5	16	0.7	—	0.9
General unallocated	361	—	852	—	922	—

Total allowance	$5,518	100.0%	$4,978	100.0%	$4,989	100.0%

(a)	Percent of loans in each category to total loans.

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management’s judgment NewMil remains adequately reserved both against total loans and non-performing loans at December 31, 2003.

The allowance for loan losses is reviewed and approved by the Bank’s Board of Directors on a quarterly basis. The allowance for loan losses is computed by segregating the portfolio into various risk rating and product categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on the loan’s risk rating and product category, as well as present economic conditions, which have or may adversely affect the financial capacity and/or collateral values supporting the loan.

During 2002 management refined its distribution process for allocating reserves. This refinement resulted in an increased distribution of reserves to those portions of the portfolio from that which was previously categorized as general unallocated. Management also determined, based on its review of all components of the Bank’s loan portfolio, economic data, industry trends and other factors, that the remaining general unallocated portion of the allowance for loan losses was adequate at December 31, 2003.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was examined by the FDIC in July 2003 and the State of Connecticut’s Department of Banking in June 2002 and no additions to the allowance were requested as a result of these examinations.

Non-Interest Income

Non-interest income increased $141,000 or 3.8%, in 2003, due primarily to an increase in deposit account service charge revenues precipitated by internal growth. The principal categories of non-interest income are as follows:

Years ended December 31, (dollars in thousands)	2003	2002	Change
Service charges on deposit accounts	$2,605	$2,320	$285	12.3%
Gains on sales of loans, net	357	574	(217)	(37.8)
Loss on sales of OREO	—	(43)	43	100.0
Loan servicing	64	70	(6)	(8.6)
Increase in cash surrender value of bank owned life insurance	443	475	(32)	(6.7)
Other	417	349	68	19.5

Total non-interest income	$3,886	$3,745	$141	3.8%

The increase in service charges on deposit accounts in 2003 reflects increased transaction volume resulting from growth in transaction deposit accounts. During 2003 gains from sales of residential mortgage loans decreased by $217,000 due to decreased loan sales, $20.8 million in 2003 compared with $34.5 million in 2002. Loans originated for sale are pre-arranged on an individual loan basis at commitment and are sold servicing released. The decrease in loan servicing fees in 2003 results from portfolio run-off. NewMil did not acquire any loan servicing assets during 2003. There were no OREO sales during 2003. The loss on sales of OREO in 2002 resulted from the sale of three OREO properties. The decline in the increase in the cash surrender values of bank owned life insurance was due to the effects of lower market interest rates during 2003 as compared with 2002. Other non-interest income increased in 2003 primarily due to higher commissions received on official checks and money orders.

Operating Expenses

Operating expenses increased $605,000, or 3.6%, in 2003. The principal categories of operating expenses are as follows:

Years ended December 31, (dollars in thousands)	2003	2002	Change
Salaries	$7,834	$7,395	$439	5.9%
Employee benefits	1,757	1,589	168	10.6
Occupancy	1,622	1,392	230	16.5
Equipment	1,378	1,179	199	16.9
Marketing	421	633	(212)	(33.5)
Professional, collection and OREO	958	851	107	12.6
Amortization of intangible assets	244	287	(43)	(15.0)
Other operating	3,241	3,524	(283)	(8.0)

Total operating expenses	$17,455	$16,850	$605	3.6%

The increase in salaries expense in 2003 was due to increased residential mortgage commissions expense, attributable to significantly higher loan origination activity, increased incentive compensation awards, and annual salary increases, offset by increased deferred loan origination expense attributable to higher loan origination activity. The increase in employee benefits expense in 2003 resulted from a $163,000 decrease in the benefit from the recognition of net periodic pension income, due to the decline in the funded status in 2002 of NewMil’s frozen defined benefit pension plan, attributable to the decline in the market value of the plan’s assets and, to a lesser extent, to changes in discount rate assumption. Payroll taxes and 401K expenses increased slightly due to the increased salary expense, while health benefits expense, net of employee reimbursements, was substantially unchanged. The increase in occupancy expense was due to increased rent, building maintenance and repairs, and utilities expenses. During 2003 NewMil opened a new branch office in Southbury, CT, and added administrative office space at its main office facility. Equipment expense increased due to additional depreciation expense on recent purchases and replacements of computer hardware and software, furniture and equipment. Also contributing was an increase in software maintenance and licensing for NewMil’s core banking systems, attributable to asset growth. Marketing expense decreased as a result of lower deposit advertising campaigns during 2003. Professional fees increased during 2003 due to increased audit and accounting expense, and various consulting engagements that included cost control and fee income initiatives. The decline in amortization expense for intangible assets was due to lower scheduled amortization of core deposit intangibles arising from the Nutmeg acquisition in November 2000. The decrease in other operating expense was due to a reduction in contributions to NewMil’s charitable foundation and to declines in various other operating expense line items stemming from prudent cost control.

Income Taxes

Net income for 2003 included an income tax provision of $3,446,000, for an effective tax rate of 31.4%, as compared with a 2002 income tax provision of $3,122,000, for an effective tax rate of 31.3%. The difference between the effective tax rate and the 34% federal statutory rate was due to tax-exempt income and other related matters. For further information on income taxes see Note 8 of Notes to Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2002 and 2001

Analysis of Net Interest and Dividend Income

Net interest income increased $2,060,000, or 9.8%, to $23,077,000 in 2002 as compared with 2001. This resulted from a $64.3 million increase in average earning assets, offset somewhat by a 10 basis point decrease in the net interest margin. The increase in earning assets was due to internal growth. The net interest margin decreased to 3.95% from 4.05%. The decrease was due mostly to the effects of lower market interest rates during 2002 as compared with 2001 and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil’s net interest income and yields on average interest-earning assets and interest-bearing funds.

Years ended December 31,	Average balance		Income/expense		Average yield/rate
(dollars in thousands)	2002	2001	2002	2001	2002	2001
Loans(a)	$344,477	$344,738	$23,943	$26,685	6.95%	7.74%
Mortgage backed securities(b)	107,123	94,156	6,395	6,128	5.97	6.51
Other securities(b)(c)	132,297	80,681	6,095	4,835	4.61	5.99

Total earning assets	583,897	519,575	36,433	37,648	6.24	7.25

Other assets	49,737	38,041

Total assets	$633,634	$557,616

NOW accounts	$67,652	$57,479	536	629	0.79	1.09
Money market accounts	136,023	116,688	2,651	3,514	1.95	3.01
Savings & other	74,510	66,310	1,158	1,472	1.56	2.22
Certificates of deposit	195,911	179,635	6,704	9,108	3.42	5.07

Total interest-bearing deposits	474,096	420,112	11,049	14,723	2.33	3.51
Borrowings	58,642	44,513	2,307	1,908	3.93	4.29

Total interest-bearing funds	532,738	464,625	13,356	16,631	2.51	3.58

Demand deposits	42,161	38,330
Other liabilities	6,173	5,410
Shareholders’ equity	52,562	49,251

Total liabilities & shareholders’ equity	$633,634	$557,616

Net interest income			$23,077	$21,017

Spread on interest-bearing funds					3.73	3.67
Net interest margin (d)					3.95	4.05

(a)	Includes non-accrual loans.

(b)	Average balances of investments are based on historical cost.

(c)	Includes interest-bearing deposits in other banks and federal funds sold.

(d)	Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Years ended December 31,	2002 versus 2001 Change in interest due to
(in thousands)	Volume	Rate	Volume/rate	Net
Interest-earning assets:
Loans	$(20)	$(2,724)	$2	$(2,742)
Mortgage backed securities	844	(507)	(70)	267
Other securities	3,094	(1,119)	(715)	1,260

Total	3,918	(4,350)	(783)	(1,215)

Interest-bearing liabilities:
Deposits	1,892	(4,932)	(634)	(3,674)
Borrowings	606	(157)	(50)	399

Total	2,498	(5,089)	(684)	(3,275)

Net change to interest income	$1,420	$739	$(99)	$2,060

Interest Income

Total interest and dividend income decreased $1,215,000, or 3.2%, to $36.4 million in 2002 as compared with 2001. Loan income decreased $2,742,000, or 10.3%, primarily as a result of a lower average yield during the period. Average loans slightly decreased, by $0.3 million, or 0.1%, to $344.5 million, in 2002. The decrease in average loan yield, down 79 basis points, is due to lower market interest rates in 2002 and changes in portfolio mix. Investment income increased $1,527,000, or 13.9%, in 2002 as a result of higher average volume, offset, in part, by lower average yields. Average securities increased $64.6 million, or 36.9%, as a result of internal growth. The decrease in average investment yield, down 105 basis points, was due to lower reinvestment yields during 2002 and changes in portfolio mix.

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

During the period from 1995 to 2001 an improving economic climate and prudent credit risk management resulted in a significant decline in net charge-offs, as compared with the period from 1991 to 1994, during which time many of NewMil’s borrowers experienced financial difficulties. In 2002 NewMil’s net charge-offs were $252,000 compared to $16,000 for the twelve months ended December 31, 2001. During the preceding six and one half fiscal years, from 1995 through 2000, net charge-offs averaged $150,000 annually (adjusted for a $372,000 net recovery during the six months ended December 31, 2000) as compared to $3,165,000 annually for fiscal years 1991 through 1994. Due to the large losses and high level of non-performing assets through and as of June 30, 1994 the allowance for loan losses at that date was $5,246,000. Over the next six years the provision was $268,000 less than charge-offs. In 2001 and 2002 total net charge-offs were $268,000 and there was no provision for loan losses.

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

The increase in service charges on deposit accounts in 2002 reflected increased transaction volume resulting from growth in transaction deposit accounts. The increase in gains from sales of residential mortgage loans resulted from increased loan sales, $34.5 million in 2002 compared with $24.8 million in 2001. Loans sold into the secondary market are pre-arranged on a loan-by-loan basis prior to closing and are sold servicing released. The decrease in loan servicing fees in 2002 results from portfolio run-off. The loss on sales of OREO in 2002 resulted from the sale of three OREO properties. The decrease in loan servicing fees was attributable to the decline of the outstanding loan servicing portfolio from $23.9 million at December 31, 2002, from $33.2 million at December 31, 2001. NewMil did not acquire any loan servicing assets during 2002. Also contributing during 2002 was the increase in cash surrender value of bank owned life insurance, which the Bank acquired in 2002 to offset certain supplemental executive retirement benefits granted in 2002. Other non-interest income declined in 2002 primarily due to lower commissions received on official checks and money orders.

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

Income Taxes

Net income for 2002 included an income tax provision of $3,122,000, for an effective tax rate of 31.3%, as compared with a 2001 income tax provision of $3,158,000, for an effective tax rate of 36.0%. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income, non-deductible goodwill expense and other related matters. For further information on income taxes see Note 8 of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION

Overview

During 2003 total assets grew $42.4 million, or 6.4%, to $704.0 million. Net loans increased $102.4 million, or 29.5%, while federal funds sold decreased $63.4 million. Securities ended 2003 relatively unchanged, up $1.4 million from 2002. Asset growth was funded with a $25.2 million increase in Federal Home Loan Bank advances, deposit growth of $9.4 million and the issuance of $10 million in Trust Preferred Securities.

Non-performing assets declined to $1.3 million as compared with $1.5 million at December 31, 2002. Book value per share slightly increased from $12.77 at December 31, 2002, to $12.78 after cash dividends of $0.60, representing a 33.0% payout ratio. At December 31, 2003 NewMil’s tier 1 leverage and total risk-based capital ratios were 7.39% and 13.23%, respectively, and NewMil was “well capitalized” as defined by the Federal Reserve Board.

Securities and Overnight Federal Funds Sold

During 2003, securities increased $1.4 million to $199.1 million, due to security purchases of $70.5 million, offset in part by repayments of $62.9 million in mortgage-backed securities and collateralized mortgage obligations and other maturing securities, a $4.3 million decrease in unrealized securities holding gains on available-for-sale securities and premium amortization. The principal categories of securities are as follows (including both available-for-sale and held-to-maturity):

	December 31,				June 30, 2000
(dollars in thousands)	2003	2002	2001	2000
U.S. Government Agency notes	$61,359	$47,672	$21,151	$10,294	$9,822
Corporate Bonds	37,110	39,175	38,803	22,718	22,034
Municipal Bonds	10,311	10,777	11,036	10,795	10,800
Mortgage backed securities	75,729	88,757	116,792	84,832	89,851
Collateralized mortgage obligations	10,536	7,427	20,877	8,232	9,035
Federal Home Loan Bank stock and other	4,056	3,853	3,749	3,527	2,765

Total securities	$199,101	$197,661	$212,408	$140,398	$144,307

Overnight federal funds sold decreased $63.4 million to zero. Due to the relative unattractiveness of historically low new securities’ yields through the first half of 2003, NewMil replaced the run-off from its mortgage backed securities and some of its federal funds position with originations of residential mortgage loans. Towards the end of 2003, as pricing opportunities on new securities improved and residential mortgage origination activity diminished, both attributable to a steeper Treasury yield curve, NewMil resumed purchasing securities.

Securities purchases in 2003 totaled $70.5 million, up 62.2% from $43.4 million in 2002. Purchases in 2003 included $40.1 million of mortgage backed securities, $20.0 million of government agency bonds, $10.0 million of collateralized mortgage obligations and $0.4 million of other securities. Purchases in 2002 included $25.2 million of government agency bonds, $15.2 million of mortgage backed securities, $2.9 million of collateralized mortgage obligations and $0.1 million of other securities. NewMil funded a portion of these purchases with Federal Home Loan Bank advances.

Securities repayments in 2003 totaled $62.9 million, up $1.6 million, or 2.6% from $61.3 million in 2002. The increase was attributable to the continued decline in interest rates from 2002 through mid-2003 and the resulting increase in prepayments from mortgage backed securities.

At December 31, 2003 the portfolio had a projected weighted average duration and life of 2.6 years and 3.1 years, respectively, based on median projected prepayment speeds at current interest rates, compared with 2.0 years and 2.3 years, respectively, at December 31, 2002. At December 31, 2003, securities totaling $184.5 million, or 92.7%, were classified as available-for-sale and securities totaling $14.6 million, or 7.3%, were classified as held-to-maturity.

NewMil’s exposure to credit risk in its securities portfolio is negligible. All NewMil’s corporate bonds are investment grade and the portfolio has a weighted average modified duration of only 0.71 years.

The composition, maturity distribution and weighted average yields of securities available-for-sale are as follows:

(dollars in thousands)	Carrying Value	Market Value	Yield
December 31, 2003
US Government Agency notes
Within 1 year	$20,431	$20,431	4.49%
After 1 but within 5 years	40,928	40,928	3.87
Corporate Bonds
Within 1 year	25,321	25,321	6.67
After 1 but within 5 years	11,789	11,789	7.32
Mortgage backed securities	72,117	72,117	5.30
Collateralized mortgage obligations	9,871	9,871	4.07
Federal Home Loan Bank stock and other	4,056	4,056	2.82

Total securities available-for-sale	$184,513	$184,513	5.07%

December 31, 2002
US Government Agency notes
After 1 but within 5 years	$47,672	$47,672	4.50%
Corporate Bonds
After 1 but within 5 years	39,175	39,175	6.86
Mortgage backed securities	80,226	80,226	6.60
Collateralized mortgage obligations	3,643	3,643	4.00
Federal Home Loan Bank stock and other	3,853	3,853	5.63

Total securities available-for-sale	$174,569	$174,569	6.40%

December 31, 2001
US Government Agency notes
After 1 but within 5 years	$21,151	$21,151	5.52%
Corporate Bonds
After 1 but within 5 years	38,803	38,803	6.86
Mortgage backed securities	102,407	102,407	6.70
Collateralized mortgage obligations	15,513	15,513	5.25
Federal Home Loan Bank stock and other	3,749	3,749	5.62

Total securities available-for-sale	$181,623	$181,623	6.83%

The composition, maturity distribution and weighted average yields of securities held-to-maturity are as follows:			Tax
(dollars in thousands)	Carrying Value	Market Value	Equivalent Yield
December 31, 2003
Municipal Bonds
After 1 but within 5 years	$500	$505	3.99%
After 10 years	9,811	10,034	5.81
Mortgage backed securities	3,612	3,863	6.56
Collateralized mortgage obligations	665	680	3.71

Total securities held-to-maturity	$14,588	$15,082	5.07%

(dollars in thousands)	Carrying Value	Market Value	Tax Equivalent Yield
December 31, 2002
Municipal Bonds
After 1 but within 5 years	$250	$255	5.75%
After 10 years	10,527	10,739	6.12
Mortgage backed securities	8,531	9,137	6.62
Collateralized mortgage obligations	3,784	3,932	3.54

Total securities held-to-maturity	$23,092	$24,063	5.87%

December 31, 2001
Municipal Bonds
After 1 but within 5 years	$500	$505	6.13%
After 10 years	10,536	10,166	6.22
Mortgage backed securities	14,385	14,919	6.62
Collateralized mortgage obligations	5,364	5,497	4.47

Total securities held-to-maturity	$30,785	$31,087	6.10%

Loans

During 2003 net loans grew $102.4 million, or 29.5%, to $449.7 million. Loan originations, advances and loan purchases for portfolio totaled $268.3 million in 2003 up from $155.9 million in 2002. Loan repayments were $166.0 in 2003, up from $149.5 million in 2002. Consequently, the ratio of net loans to assets increased to 63.9% at December 31, 2003, compared with 52.5% at December 31, 2002. From late 2002 and through mid-2003 NewMil increased its originations and purchases of residential mortgage loans to offset increased repayments in its residential mortgage loan and mortgage backed securities portfolios. In addition, during 2003 NewMil originated and sold in the secondary market $20.8 million of residential mortgage loans, compared with $34.5 million during 2002. Loans originated for sale are pre-arranged on an individual loan basis at commitment and are sold servicing released.

NewMil’s Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works extensively with several government-assisted lending programs. Commercial loans, including commercial real-estate mortgages, C&I and land and land development, increased $16.7 million in 2003. Commercial loan originations and advances totaled $57.2 million, up $15.1 million from $42.1 million in 2002. The increase in originations and advances was achieved despite the economic slow down and increased pricing competition. Commercial loan repayments decreased slightly, by $1.7 million for 2003 as compared to 2002.

NewMil’s Residential Mortgage Department, in addition to traditional portfolio lending, originates loans for sale to the secondary market on a service-released basis, which enables NewMil to offer a very comprehensive residential mortgage product line and earn gains from sales of such loans. The department also offers home equity loans and lines of credit and consumer installment loans. Residential mortgage and home equity loans, including 1-to-4 family and 5-or-more family, increased $85.4 million in 2003. Loan originations were $209.6 million, up $97.7 million from $111.9 million in 2002. The increase in volume was due to a sharp increase in refinancing activity, as the low interest rate environment continued to fuel the local housing market and produced record residential mortgage originations for the year. Loan repayments also increased significantly, up $12.4 million for 2003 over 2002, due to increased refinancing activity.

The principal categories of the loan portfolio are as follows:

	December 31,				June 30,
(in thousands)	2003	2002	2001	2000	2000	1999
Real Estate Mortgages:
Residential
1-to-4 family	$282,766	$197,318	$180,513	$187,755	$130,770	$128,371
5-or-more family	8,230	9,759	14,649	19,759	4,185	6,152
Commercial	112,673	98,035	82,422	63,089	51,633	37,456
Land & land development	2,890	2,080	2,998	3,423	1,995	2,410
Home equity credit	30,006	28,562	32,580	24,121	20,257	19,429

Total mortgage loans	436,565	335,754	313,162	298,147	208,840	193,818
Commercial and industrial	15,663	14,364	29,922	36,390	17,404	18,211
Installment and other	2,213	2,466	3,089	3,868	2,439	2,850

Total loans, gross	454,441	352,584	346,173	338,405	228,683	214,879
Deferred loan origination fees and purchase premium, net	408	(119)	(303)	(343)	29	146
Allowance for loan losses	(5,198)	(5,250)	(5,502)	(5,518)	(4,978)	(4,989)

Total loans, net	$449,651	$347,215	$340,368	$332,544	$223,734	$210,036

The loan portfolio’s forecasted maturity distribution is as follows:

December 31, 2003 (in thousands)	Within 1 year	Within 1-5 years	After 5 years	Total
Real Estate Mortgages:
Residential
1-to-4 family	$53,340	$138,972	$90,454	$282,766
5-or-more family	1,639	3,156	3,435	8,230
Commercial	22,540	48,188	41,945	112,673
Land & land development	714	2,168	8	2,890
Home equity credit	358	1,421	28,227	30,006
Commercial and industrial	7,294	7,086	1,283	15,663
Installment and other	131	101	1,981	2,213

Total loans, gross	$86,016	$201,092	$167,333	$454,441

The amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates are as follows:

December 31, 2003 (in thousands)	Fixed interest rates	Adjustable interest rates
Real Estate Mortgages:
1-to-4 family residential	$127,421	$102,005
5-or-more family residential	609	5,982
Commercial	19,745	70,388
Land and land development	—	2,176
Home equity credit	2,378	27,270
Commercial and industrial	1,127	7,242
Installment and other	1,235	847

Total loans, gross	$152,515	$215,910

Non-Performing Assets

During 2003 non-performing assets decreased $273,000 to $1,262,000 at December 31, 2003 from $1,535,000 at December 31, 2002. Non-performing assets continue to remain historically low at only 0.18% of total assets at December 31, 2003 compared with 0.23% at December 31, 2002. The low level of non-performing assets reflects NewMil’s rigorous ongoing credit management process and the recent favorable economic climate. The principal categories of non-performing assets are as follows:

	December 31,				June 30,
(in thousands)	2003	2002	2001	2000	2000	1999
Non-accruing loans	$451	$254	$985	$1,240	$621	$1,051
Accruing loans past due 90 days or more	811	1,281	760	351	231	185
Accruing restructured loans	—	—	—	—	—	—

Total non-performing loans	1,262	1,535	1,745	1,591	852	1,236
OREO, net	—	—	116	150	366	333

Total non-performing assets	$1,262	$1,535	$1,861	$1,741	$1,218	$1,569

Changes in non-performing assets are as follows:

	Year ended December 31,			Six months ended December 31, 2000	Year ended June 30, 2000
(dollars in thousands)	2003	2002	2001
Balance, beginning of period	$1,535	$1,861	$1,741	$1,218	$1,569
Loans placed on non-accrual status	478	1,074	1,033	424	899
Non-accrual loans acquired with Nutmeg	—	—	—	416	—
Non-accrual loan payments	(249)	(1,244)	(633)	(104)	(523)
Non-performing loans returned to accrual status	(1,751)	(363)	(637)	(68)	(278)
Non-performing loan charge-offs	(32)	(436)	—	(49)	(173)
Change in accruing loans past due 90 or more days, net	1,281	815	409	120	46
OREO returned to accrual loan status	—	—	(58)	—	—
Payments to improve OREO	—	—	6	—	31
Gross proceeds from OREO sales		(129)	—	(255)	(399)
(Loss) gains on OREO sales, net	—	(43)	—	39	46

Balance, end of period	$1,262	$1,535	$1,861	$1,741	$1,218

Percent of total assets	0.18%	0.23%	0.31%	0.33%	0.31%

Had non-accrual loans as of December 31, 2003, December 31, 2002, December 31, 2001, December 31, 2000 and June 30, 2000 been current in accordance with their original terms, gross interest income of $22,000, $16,000, $95,000, $61,000 and $68,000, respectively, would have been recorded in net income. The amount of interest on these loans that was included in income was $10,000, $6,000, $65,000, $13,000 and $15,000, respectively, for the five periods. Accruing loans past due 90 days or more at December 31, 2003 consist primarily of mortgage loans in the process of collection and where the collection of accrued interest is probable. NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets for sale all OREO properties and during the twelve months ended December 31, 2003 there were no properties acquired or sold during the period. During the twelve months ended December 31, 2002, NewMil sold $129,000 of OREO from which net losses of $43,000 were realized. While during the six months ended December 31, 2000 the Bank sold $255,000 of OREO from which net gains of $39,000 were realized.

In addition to non-performing assets, at December 31, 2003 NewMil had $2,455,000 of performing classified loans that are considered potential problem loans as compared to $1,524,000 at December 31, 2002. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower’s current financial position, (ii) potential weaknesses in the borrowers’ ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers’ ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings

During 2003 deposit growth slowed to $9.4 million, or 1.7%, to $558.2 million in total deposits, compared with deposit growth of $72.7 million, or 15.3%, during 2002 and $38.3 million, or 8.8%, during 2001. The factors contributing to deposit growth in 2002 and 2001 began to abate in 2003, as the equity markets staged a strong recovery and the availability of other investment alternatives with higher perceived future returns increased. Deposit growth in 2002 and 2001 was partially fueled by the negative returns in the equities markets resulting in an outflow of funds from the equities markets and into the banking system. This event temporarily reversed the disintermediation process that prevailed during the long bull market, and NewMil benefited from this shift. Also contributing to NewMil’s deposit growth in 2002 and 2001 and an increase in its market share was its Nutmeg acquisition November 2000 and deposit run-off at adjacent competitor branches operated by large regional multi-state banks involved in bank acquisitions.

NewMil has 19 full-service offices and one special needs office located in Fairfield, Litchfield and New Haven Counties. Scheduled maturities of certificates of deposit with balances in excess of $100,000 are as follows:

December 31, 2003 (in thousands)	Less than 3 months	Within 3 - 6 months	Within 6 - 12 months	Over one year	Total
Certificates of deposit over $100,000	$7,536	$6,265	$6,922	$12,114	$32,837

NewMil’s borrowings include Federal Home Loan Bank advances, overnight retail repurchase agreements and long-term debt consisting of trust-preferred securities.

During 2003 Federal Home Loan Bank advances increased $25.2 to $70.2 million primarily to fund securities purchases. Federal Home Loan Bank advances had terms ranging from 1 month to 58 months and fixed rates ranging from 1.11% to 4.56%. Overnight retail repurchase agreements, or sweep accounts, grew $1.9 million to $9.3 million during 2003, and have an overnight rate of 1.24%.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, NewMil enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2003, include long-term debt, operating leases, contractual purchases and certain pension and other benefit plans. For a further discussion regarding operating leases see Note 14.

The accompanying table summarizes NewMil’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2003. NewMil’s lending-related financial instruments include commitments that have maturities over one (1) year. Those commitments maturities are estimated to mature over a five-year period. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in NewMil’s Consolidated balance sheet and include Deposits, Federal Home Loan Bank borrowings and repurchase agreements that settle within standard market timeframes.

December 31, 2003 (in thousands)	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years	Total
By Remaining Maturity
Off-balance sheet lending-related
Financial Instruments:
Residential real estate and other consumer – related	$19,025	$10,379	$8,897	$—	$38,301
Commercial – related:
Other unfunded commitments to extend credit	34,135	10,504	9,003	—	56,643
Letters of credit and guarantees	2,470	—	—	—	2,470

Total	$55,631	$20,883	$17,900	$—	$94,414

Contractual cash obligations:
Long-term debt	$—	$—	$—	$10,000	$10,000
Operating leases	476	766	185	137	1,263
Contractual purchases	1,004	1,316	—	—	2,320
Pension and other benefit plans	463	990	1,032	2,589	5,074

Total	$3,950	$3,072	$1,217	$12,726	$18,657

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

Operating activities for 2003 provided net cash of $8.2 million. Investing activities utilized net cash of $110.0 million, principally for and net loan advances of $43.7 million, and loan and securities purchases of $58.7 million and $70.5 million, respectively, offset in part by security repayments and maturities. Financing activities provided net cash of $39.5 million, principally from a net increase in FHLB advances of $25.2 million, a net increase in deposits and repurchase agreements of $11.3 million, and $9.7 million from the issuance of Trust Preferred Securities, offset in part by cash dividends paid and treasury stock purchases.

Operating activities for the year ended December 31, 2002 provided net cash flows of $12.1 million. During 2002 investing activities provided net cash of $908,000, a result of principal collected from mortgage backed securities and other securities of $61.5 million, offset by securities purchases of $43.4 million and net loan advances and loan purchases of $15.6 million. Financing activities provided net cash of $45.6 million, principally from a net increase in deposits and repurchase agreements, offset by net Federal Home Loan Bank advance repayments, cash dividends paid and treasury stock purchases. Funds provided by operating, financing and investing activities, provided a $58.6 million increase in cash and overnight federal funds sold.

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

At December 31, 2003, NewMil’s liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $102 million, to net deposits and short term unsecured liabilities, was 50.2%, well in excess of NewMil’s minimum policy guideline of 15%.

At December 31, 2003, NewMil had outstanding commitments to fund new loan originations of $14.5 million, construction mortgage commitments of $17.4 million and unused lines of credit of $50.4 million. These commitments can be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

ASSET/LIABILITY MANAGEMENT AND MARKET RISK

NewMil is exposed to interest rate risk, caused by changes in interest rates, affecting its loans, securities, deposits and borrowings. NewMil has no exposure to foreign currency exchange rates, commodity prices, market risk or equity price risk.

NewMil’s Asset Liability Committee and Investment Committee of the Board of Directors are responsible for the financial management of net interest income, liquidity, capital and other such activities. The primary objective of NewMil’s interest rate risk management process is to minimize the volatility to earnings from changes in interest rates. NewMil manages interest rate risk by structuring its balance sheet to attempt to maximize overall profitability, increase revenue, and achieve the desired level of net interest income while managing interest sensitivity risk and liquidity.

NewMil manages interest rate risk within limits approved by the Board of Directors using an earnings simulation model that simulates earnings over a specified time horizon to measure the amount of short-term earnings at risk under a variety of interest rate scenarios. NewMil also uses balance sheet gap analysis to measure and monitor its short-, medium- and long-term interest rate positions or exposures. NewMil’s earnings simulation analysis incorporates numerous assumptions about balance sheet changes, including growth and product mix, prepayments, product pricing and the behavior of interest rates. Earnings simulation modeling includes assumptions that are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions, and management’s strategies, among other factors. Its purpose is to provide management with a reasonably comprehensive view of the magnitude of interest rate risk, the distribution of risk along the yield curve, the level of risk through time, and the amount of exposure to changes in certain interest rate relationships.

NewMil’s policy guideline seeks to ensure that changes in net income over a twelve-month horizon under interest rate scenarios that incorporate a +/-100 and +/-200 basis point change in the overnight federal funds rate will not exceed -10% and -15%, respectively, as compared with the current overnight federal funds rate scenario. Should earnings simulation amounts deviate by more than these limits, management is required to take remedial action. NewMil tailors its earnings simulation test scenarios to suit current market conditions and interest rate expectations. Because December 31, 2003 interest rates were at historically low levels, NewMil performed earnings simulations to test for an immediate –50 and +200 basis point change in interest rates and a gradual +100 basis point change over the twelve-month forecast horizon. Based on the results of the December 31, 2003 earnings simulation model, and assuming that management does not take action to alter the outcome, NewMil would expect net income over the next twelve months to decrease by 7% if the overnight federal funds decreased immediately by 50 basis points, decrease by 9% if the overnight federal funds increased immediately by 200 basis points, and decrease by 2% if the overnight federal funds increased gradually by 100 basis points over the twelve-month forecast horizon. By comparison, at December 31, 2002, based on the results of the earnings simulation model, and assuming that management did not take action to alter the outcome, NewMil expected net income over the next twelve months to increase by 2% if the overnight federal funds decreased immediately by 50 basis points and decrease by 7% if the overnight federal funds increased immediately by 300 basis points.

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

The following table sets forth NewMil’s gap position at December 31, 2003, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to re-pricing in future time periods. For the purposes of this analysis, money market and savings deposits have been presented in the within 6 month category and NOW account deposits have been presented in the after 5-year category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the re-pricing periods presented due to differences in their re-pricing elasticity relative to changes in the general level of interest rates.

December 31, 2003 (dollars in thousands)	Within 6 months	Within 7-12 months	Within 1-5 years	After 5 years	Non- interest- bearing	Total
ASSETS
Securities	$46,734	$30,086	$91,358	$26,245	$4,678	$199,101
Federal funds sold	—	—	—	—	—	—
Cash & due from banks	—	99	—	—	22,425	22,524
Loans, net	126,954	48,639	195,781	80,712	(2,435)	449,651
Other assets	—	—	—	—	32,766	32,766

Total assets	173,688	78,824	287,139	106,957	57,434	$704,042

SOURCE OF FUNDS
Deposits
Demand (non interest-bearing)	—	—	—	—	49,813	49,813
NOW accounts	—	—	—	76,524	—	76,524
Money market	155,911	—	—	—	—	155,911
Savings & other	84,660	—	—	—	—	84,660
Certificates of deposit	83,121	45,510	62,629	—	—	191,260
Federal Home Loan
Bank advances	30,541	5,652	26,179	7,875	—	70,247
Repurchase agreements	9,317	—	—	—	—	9,317
Long term debt	—	—	—	10,000	(254)	9,746
Other liabilities	—	—	—	—	4,258	4,258
Stockholders’ equity	—	—	—	—	52,306	52,306

Total sources of funds	363,550	51,162	88,808	94,399	106,123	$704,042

Cumulative interest-rate sensitivity gap	$(189,862)	$(162,200)	$36,131	$48,689	$—

Percent of total assets	(27.0)%	(23.0)%	5.1%	6.9%	—%

At December 31, 2003, NewMil’s one-year cumulative gap was liability sensitive, amounting to $162.2 million, or -23.0% of assets. A liability sensitive gap implies that NewMil’s net interest margin could be adversely affected by a sudden increase in interest rates.

CAPITAL RESOURCES

During 2003 shareholders’ equity decreased $1.9 million, or 3.6%, to $52.3 million, while book value per share increased slightly from $12.77 at December 31, 2002 to $12.78 at December 31, 2003. The decrease in shareholders’ equity resulted from net unrealized losses of $2.9 million on securities available for sale, net of taxes, treasury stock purchases of $4,604,000 and dividend payments of $2,477,000 offset, in part, by net income of $7,528,000, proceeds from the exercise of stock options of $402,000 and a $32,000 tax benefit from the exercise of non-qualified stock options.

Repurchases of Common Stock

On April 23, 2003, NewMil announced its intention to repurchase 203,690, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of NewMil’s repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil’s stock option plans, and for general corporate purposes.

During 2003 NewMil repurchased 201,110 shares of common stock for total consideration of $4.6 million, or $22.89 per average share under a 213,977 share repurchase plan announced on August 14, 2002 and a share repurchase plan announced on April 23, 2003.

Capital Requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the “FRB”) and the FDIC. At December 31, 2003 NewMil’s leverage capital ratio was 7.39% and its tier I and total risk-based capital ratios were 11.99% and 13.23%, respectively. At December 31, 2003 the Bank’s leverage capital, and tier I and total risk-based capital ratios were 6.85%, 11.13% and 12.36%, respectively. At December 31, 2002 the Bank’s leverage capital, and tier I and total risk-based capital ratios were 6.14%, 10.92% and 12.17%, respectively. NewMil’s intangible assets acquired pursuant to the Nutmeg purchase transaction are not recognized for regulatory capital. NewMil and the Bank are categorized as “well capitalized”. A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier1 risk-based ratio of 6% or above and a Tier 1 leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividend Restrictions

In October 1994 NewMil resumed dividend payments with the payment of a $0.02 annual cash dividend, following a four-year lapse. In 1995, 1996, 1997, 1998, 1999, 2000, 2002 and 2003 NewMil increased its annual cash dividend to $0.05, $0.06, $0.08, $0.09, $0.10, $0.11, $0.125, and $0.15, respectively. In January 2003 NewMil increased its annual dividend 20% to $0.15 per share. During the years ended December 31, 2003, 2002 and 2001 total dividends of $0.60, $0.50 and $0.44 per share, respectively, were paid. For the six-month period ended December 31, 2000 total dividends of $0.21 per share were paid.

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

NewMil’s ability to pay dividends to its shareholders is dependent on the Bank’s ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends by the Bank to NewMil. Under Connecticut law a bank generally is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2003 was $8,239,000. In some instances, further restrictions on dividends may be imposed on NewMil by the FRB.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement changes the disclosure requirements for pension plans and other postretirement plans. This Statement retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. NewMil has adopted the provisions of this statement effective December 31, 2003. See Note 9 for the additional disclosures required by this Statement.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 was effective for fiscal years beginning after June 15, 2002. This Statement had no impact on NewMil’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“Statement 145”). Among other things, Statement 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses From Extinguishment of Debt”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of Statement 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. This Statement had no impact on NewMil’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”) which requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of Statement No. 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002, with early application encouraged. This statement has had no impact on NewMil’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to the fair value method under SFAS No. 123, if the company so elects. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This pronouncement has had no impact on its consolidated financial statements, since NewMil did not adopt the fair value method of accounting under SFAS No. 123, however, SFAS No. 148 has affected NewMil’s disclosures related to stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 specifies the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees at their inception. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 were effective for NewMil as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees are disclosed in Note 14. The implementation of FIN 45 did not have a material impact on NewMil’s consolidated financial statements.

In December of 2003, the FASB issued Financial Interpretation No. 46R “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (FIN 46R). This Interpretation amends FIN 46, which was issued in January of 2003 which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, related to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R changed the effective date related to certain provisions of FIN 46. FIN46R is required to be adopted by public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. NewMil has analyzed the provisions of FIN 46R and has not consolidated its subsidiary, NewMil Statutory Trust I, which was formed in March of 2003 to issue trust preferred securities and is described in Note 6 to the consolidated financial statements.

In April of 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard had no impact on the consolidated financial statements of NewMil.

In May of 2003 the FASB issued SFAS No. 150 “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard had no effect on the consolidated financial statements of NewMil.

In March 2003, the SEC issued Regulation G, Conditions for Use of Non-GAAP Financial Measures. As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company’s historical or future performance, financial position, or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. This disclosure requirement applies to earnings releases and similar announcements made after March 28, 2003. Management of NewMil does not believe it has used any non-GAAP financial measures in this report.

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

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and

Shareholders of NewMil Bancorp, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of NewMil Bancorp, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and December 31, 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

Hartford, Connecticut

January 20, 2004

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2003	2002
ASSETS
Cash and due from banks	$22,524	$21,349
Federal funds sold	—	63,441

Total cash and cash equivalents	22,524	84,790
Securities
Available-for-sale at market	184,513	174,569
Held-to-maturity at amortized cost (fair value: $15,082 and $24,063)	14,588	23,092
Loans (net of allowance for loan losses: $5,198 and $5,250)	449,651	347,215
Other real estate owned	—	—
Bank premises and equipment, net	7,594	7,076
Accrued interest income	3,711	3,545
Intangible assets (net of accumulated amortization: $1,207 and $1,024)	8,700	8,943
Other assets	12,761	12,365

Total Assets	$704,042	$661,595

LIABILITIES and SHAREHOLDERS’ EQUITY
Deposits
Demand (non-interest bearing)	$49,813	$46,750
NOW accounts	76,524	71,586
Money market	155,911	144,288
Savings and other	84,660	79,811
Certificates of deposit	191,260	206,371

Total deposits	558,168	548,806
Federal Home Loan Bank advances	70,247	45,077
Repurchase agreements	9,317	7,392
Long-term debt	9,746	—
Accrued interest and other liabilities	4,258	6,084

Total Liabilities	651,736	607,359

Commitments and contingencies	—	—

Shareholders’ Equity
Common stock - $.50 per share par value Shares authorized: 20,000,000 Shares issued: 5,990,138	2,995	2,995
Paid-in capital	42,142	42,297
Retained earnings	27,844	22,793
Accumulated other comprehensive income, net	2,913	5,779
Treasury stock (at cost: 1,903,242 and 1,755,447 shares)	(23,588)	(19,628)

Total Shareholders’ Equity	52,306	54,236

Total Liabilities and Shareholders’ Equity	$704,042	$661,595

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except per share amounts)

	Years ended December 31,
	2003	2002	2001
Interest and dividend income
Interest and fees on loans	$25,224	$23,943	$26,685
Interest and dividends on securities	9,626	12,044	10,778
Interest on federal funds sold	281	446	185

Total interest and dividend income	35,131	36,433	37,648

Interest expense
Deposits	8,007	11,049	14,723
Borrowed funds	2,581	2,307	1,908

Total interest expense	10,588	13,356	16,631

Net interest and dividend income	24,543	23,077	21,017
Provision for loan losses	—	—	—

Net interest and dividend income after provision for loan losses	24,543	23,077	21,017

Non-interest income
Service charges on deposit accounts	2,605	2,320	2,089
Gains on sales of mortgage loans, net	357	574	406
Loss on sale of OREO	—	(43)	—
Gain on sale of security	27	—	—
Loan servicing fees	64	70	134
Other	833	824	429

Total non-interest income	3,886	3,745	3,058

Non-interest expense
Salaries	7,834	7,395	6,729
Employee benefits	1,757	1,589	931
Occupancy	1,622	1,392	1,313
Equipment	1,378	1,179	1,185
Professional, collections and OREO	958	851	813
Marketing	421	633	510
Amortization of intangibles	244	287	654
Other	3,241	3,524	3,156

Total non-interest expense	17,455	16,850	15,291

Income before income taxes	10,974	9,972	8,784
Income tax provision	3,446	3,122	3,158

Net income	$7,528	$6,850	$5,626

Diluted earnings per share	$1.73	$1.50	$1.21
Basic earnings per share	1.82	1.59	1.26
Dividends per share	0.60	0.50	0.44

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Paid-in capital	Retained earnings	Treasury stock	Accumulated other comp- rehensive income	Total share- holders’ equity
(dollars in thousands)	Shares	Amount
Balances at December 31, 2000	5,990,138	$2,995	$42,755	$14,447	$(13,435)	$755	$47,517

Net income for year	—	—	—	5,626	—	—	5,626
Net unrealized gain on securities available-for-sale, net of taxes	—	—	—	—	—	2,166	2,166

Total comprehensive income							7,792

Cash dividends paid	—	—	—	(1,968)	—	—	(1,968)
Exercise of stock options	—	—	(146)	—	279	—	133
Tax benefit from exercise of non-qualified stock options	—	—	20	—	—	—	20
Common stock issued	—	—	(61)	—	850	—	789
Common stock repurchased	—	—	—	—	(3,689)	—	(3,689)

Balances at December 31, 2001	5,990,138	2,995	42,568	18,105	(15,995)	2,921	50,594

Net income for year	—	—	—	6,850	—	—	6,850
Net unrealized gain on securities available-for-sale, net of taxes	—	—	—	—	—	2,858	2,858

Total comprehensive income							9,708

Cash dividends paid	—	—	—	(2,162)	—	—	(2,162)
Exercise of stock options	—	—	(481)	—	725	—	244
Tax benefit from exercise of non-qualified stock options	—	—	207	—	—	—	207
Common stock issued	—	—	3	—	41	—	44
Common stock repurchased	—	—	—	—	(4,399)	—	(4,399)

Balances at December 31, 2002	5,990,138	2,995	42,297	22,793	(19,628)	5,779	54,236

Net income for year	—	—	—	7,528	—	—	7,528
Net unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	—	(2,866)	(2,866)

Total comprehensive income							4,662

Cash dividends paid	—	—	—	(2,477)	—	—	(2,477)
Tax benefit from exercise of non-qualified stock options	—	—	32	—	—	—	32
Exercise of stock options	—	—	(213)	—	615	—	402
Common stock issued	—	—	26	—	29	—	55
Common stock repurchased	—	—	—	—	(4,604)	—	(4,604)

Balances at December 31, 2003	5,990,138	$2,995	$42,142	$27,844	$(23,588)	$2,913	$52,306

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2003	2002	2001
Operating Activities
Net income	$7,528	$6,850	$5,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	—	—
Provision for depreciation and amortization	926	806	895
Amortization of intangible assets	244	287	654
Amortization and accretion of securities premiums and discounts, net	356	920	128
Amortization of issuance cost of long term debt	46	—	—
Gains on sales of loans, net	(357)	(574)	(406)
Loss on sale of OREO, net	—	43	—
Gain on sale of security	(27)	—	—
Loans originated for sale	(20,834)	(34,505)	(24,753)
Proceeds from sales of loans originated for sale	21,191	35,079	25,159
Tax benefit from exercise of non-qualified stock options	32	207	20
Deferred income (benefit) tax provision	(205)	(137)	428
Increase in BOLI cash surrender values	(443)	(475)	—
(Increase) decrease in accrued interest income	(181)	311	(372)
(Decrease) increase in accrued interest expense and other liabilities	(144)	(910)	816
Decrease (increase) in other assets, net	62	4,223	(7,493)

Net cash provided by operating activities	8,194	12,125	702

Investing Activities
Purchases of securities available-for-sale	(30,361)	(28,180)	(40,796)
Purchases of mortgage backed securities available-for-sale	(40,131)	(15,211)	(54,279)
Proceeds from sale of security held-to-maturity	1,527	—	—
Proceeds from maturities and principal repayments of securities	12,029	16,141	2,838
Principal collected on mortgage backed securities	50,823	45,407	23,382
Loan (advances) repayments, net	(43,695)	(6,903)	(7,784)
Loans purchased	(58,740)	(8,685)	—
Proceeds from sales of OREO	—	129	—
Payments to improve OREO	—	—	(6)
Purchases of Bank premises and equipment, net	(1,445)	(1,790)	(496)

Net cash (utilized) provided by investing activities	(109,993)	908	(77,141)

Financing Activities
Net increase in deposits	9,362	72,690	38,323
Net increase in repurchase agreements	1,925	1,609	1,192
FHLB advances (repayments), net	25,170	(22,463)	40,040
Issuance of long term debt, net of issuance costs	9,700	—	—
Common Stock repurchased	(4,604)	(4,399)	(3,689)
Proceeds from Common Stock reissued	55	44	789
Cash dividends paid	(2,477)	(2,162)	(1,968)
Proceeds from exercise of stock options	402	244	133

Net cash provided by financing activities	39,533	45,563	74,820

(Decrease) increase in cash and cash equivalents	(62,266)	58,596	(1,619)
Cash and federal funds sold, beginning of year	84,790	26,194	27,813

Cash and federal funds sold, end of year	$22,524	$84,790	$26,194

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued: -

	Years ended December 31,
(in thousands)	2003	2002	2001
Cash paid during year
Interest to depositors	$8,026	$11,082	$14,825
Interest on borrowings	2,567	2,318	1,827
Income taxes	3,660	3,121	3,118
Non-cash transfers
From loans to OREO	—	56	—

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

Principles of Consolidation

The consolidated financial statements include those of NewMil and its subsidiary after elimination of all inter-company accounts and transactions.

Basis of Financial Statement Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of condition, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management obtains independent appraisals for significant properties.

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

NewMil measures impaired loans based on the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. NewMil recognizes impairment by creating a valuation allowance as a component of the allowance for loan losses. A loan is impaired when, based on current information, it is probable that NewMil will be unable to collect all amounts due according to the contractual terms of the loan. Smaller-balance homogeneous loans consisting of residential mortgages and consumer loans are evaluated for collectability by NewMil based on historical loss experience rather than on an individual loan-by-loan basis. Impaired loans are primarily commercial mortgages collateralized by real estate.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in acquisitions accounted for using the purchase method of accounting. In November 2000, NewMil acquired Nutmeg Federal Savings and Loan Association (“Nutmeg”). In connection with the acquisition, NewMil recorded goodwill of $8.1 million and a core deposit intangible of $1.4 million. The core deposit intangible is being amortized on a declining balance method over a period of seven years from the acquisition date. NewMil has amortized $883,000, of the $1.4 million core deposit intangible and must amortize the remaining $521,000 over the remaining period. Upon adoption of SFAS 142 NewMil ceased to amortize goodwill in accordance with the Statement. On an annual basis, management assesses intangible assets for impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

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

	Years ended December 31,
(in thousands)	2003	2002	2001
Basic	4,126	4,321	4,467
Effect of dilutive stock options	222	234	172

Diluted	4,348	4,555	4,639

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

Recent Accounting Pronouncements

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement changes the disclosure requirements for pension plans and other postretirement plans. This Statement retains the disclosures required by the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and postretirement plans. In addition, this Statement requires interim period disclosure of the components of net period benefit cost and contributions if significantly different from previously reported amounts. NewMil has adopted the provisions of this statement effective December 31, 2003. See Note 9 for the additional disclosures required by this Statement.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“Statement 143”), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement 143 was effective for fiscal years beginning after June 15, 2002. This Statement had no impact on NewMil’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“Statement 145”). Among other things, Statement 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses From Extinguishment of Debt”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. The provisions of Statement 145 related to the rescission of FASB Statement No. 4 are effective for fiscal years beginning after May 15, 2002, with early application encouraged. This Statement had no impact on NewMil’s consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”) which requires, among other things, recording a liability for costs associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. Commitment to an exit plan or a plan of disposal expresses only management’s future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. The provisions of Statement No. 146 are effective prospectively for exit and disposal activities initiated after December 31, 2002, with early application encouraged. This statement has had no impact on NewMil’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “ Accounting for Stock-Based Compensation – Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB 25 to the fair value method under SFAS No. 123, if the company so elects. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This pronouncement has had no impact on its consolidated financial statements, since NewMil did not adopt the fair value method of accounting under SFAS No. 123, however, SFAS No. 148 has affected NewMil’s disclosures related to stock-based employee compensation.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 specifies the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees at their inception. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 were effective for NewMil as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees are disclosed in Note 14. The implementation of FIN 45 did not have a material impact on NewMil’s consolidated financial statements.

In December of 2003, the FASB issued Financial Interpretation No. 46R “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (FIN 46R). This Interpretation amends FIN 46, which was issued in January of 2003 which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, related to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R changed the effective date related to certain provisions of FIN 46. FIN46R is required to be adopted by public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. NewMil has analyzed the provisions of FIN 46R and has not consolidated its subsidiary, NewMil Statutory Trust I, which was formed in March of 2003 to issue trust preferred securities and is described in Note 6 to the consolidated financial statements.

In April of 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS 133, as well as amends certain other existing FASB pronouncements. In general, SFAS 149 is effective for derivative transactions entered into or modified and for hedging relationships designated after June 30, 2003. The adoption of this standard had no impact on the consolidated financial statements of NewMil.

In May of 2003 the FASB issued SFAS No. 150 “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This Statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The provisions of SFAS 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard had no effect on the consolidated financial statements of NewMil.

In March 2003, the SEC issued Regulation G, Conditions for Use of Non-GAAP Financial Measures. As defined in Regulation G, a non-GAAP financial measure is a numerical measure of a company’s historical or future performance, financial position, or cash flow that excludes or includes amounts or adjustments that are included or excluded in the most directly comparable measure calculated in accordance with generally accepted accounting principles (GAAP). Companies that present non-GAAP financial measures must disclose a numerical reconciliation to the most directly comparable measurement using GAAP. This disclosure requirement applies to earnings releases and similar announcements made after March 28, 2003. Management of NewMil does not believe it has used any non-GAAP financial measures in this report.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

(in thousands)	Estimated fair value	Gross unrealized gains	Gross unrealized losses	Amortized cost
December 31, 2003
U.S. Government Agency notes
Within 1 year	$20,431	$421	$—	$20,010
After 1 but within 5 years	40,928	798	—	40,130
Corporate bonds
Within 1 year	25,321	548	—	24,773
After 1 but within 5 years	11,789	787	—	11,002
Mortgage backed securities	72,117	1,905	(183)	70,395
Collateralized mortgage obligations	9,871	151	—	9,720

Total debt securities	180,457	4,610	(183)	176,030
Equity securities	4,056	1	—	4,055

Total securities available-for-sale	$184,513	$4,611	$(183)	$180,085

December 31, 2002
U.S. Government Agency notes
After 1 but within 5 years	$47,672	$2,212	$—	$45,460
Corporate bonds
After 1 but within 5 years	39,175	2,391	—	36,784
Mortgage backed securities	80,226	4,103	—	76,123
Collateralized mortgage obligations	3,643	116	—	3,527

Total debt securities	170,716	8,822	—	161,894
Equity securities	3,853	1	—	3,852

Total securities available-for-sale	$174,569	$8,823	$—	$165,746

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

(in thousands)	Amortized cost(a)	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2003
Municipal bonds
After 1 but within 5 years	$500	$5	$—	$505
After 10 years	9,811	223	—	10,034
Mortgage backed securities	3,612	251	—	3,863
Collateralized mortgage obligations	665	15	—	680

Total securities held-to-maturity	$14,588	$494	$—	$15,082

December 31, 2002
Municipal bonds
After 1 but within 5 years	$250	$5	$—	$255
After 10 years	10,527	212	—	10,739
Mortgage backed securities	8,531	606	—	9,137
Collateralized mortgage obligations	3,784	148	—	3,932

Total securities held-to-maturity	$23,092	$971	$—	$24,063

(a)	Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

There are no individual security unrealized losses which have been in unrealized loss positions for over a twelve month period. Management does not believe any individual loss as of December 31, 2003 represented an other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rate.

Cash proceeds and realized gains and losses from sales of securities were as follows:

(in thousands)	Cash proceeds	Realized gains	Realized losses
Year ended December 31, 2003
Collateralized Mortgage Obligations, held-to-maturity	$1,527	$27	$—

Year ended December 31, 2002
U.S. Treasury Notes, available-for-sale	—	—	—

Year ended December 31, 2001
Mortgage backed securities, available-for-sale	$—	$—	$—

During 2003 NewMil sold a $1,500,000 collateral mortgage obligation that was classified as held-to-maturity, and which represented an insignificant holding, because its interest rate risk changed significantly. At December 31, 2003 only 7% of NewMil’s securities were classified as held-to-maturity, while 93% were classified as available-for-sale. NewMil’s held-to-maturity portfolio has been in run-off for several years and management does not intend to classify any future purchases as held-to-maturity.

At December 31, 2003 securities with a carrying value and market value aggregating approximately $5,527,000 and $5,666,000, respectively, were pledged as collateral against public funds and securities with a carrying value and market value aggregating approximately $17,355,000 and $17,355,000, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value aggregating $17,568,000 and $17,738,000, respectively, were pledged as collateral against Treasury Tax & Loan Deposits.

NOTE 3 – LOANS

The composition of the loan portfolio is as follows:

	December 31,
(in thousands)	2003	2002
Real estate mortgages
1-to-4 family residential	$282,766	$197,318
5-or-more family residential	8,230	9,759
Commercial	112,673	98,035
Land & land development	2,890	2,080
Home equity credit	30,006	28,562
Commercial & Industrial	15,663	14,364
Installment & other	2,213	2,466

Total loans, gross	454,441	352,584
Deferred loan origination fees & purchase premiums, net	408	(119)
Allowance for loan losses	(5,198)	(5,250)

Total loans, net	$449,651	$347,215

	December 31,
(in thousands)	2003	2002
Impaired loans
With no valuation allowance	$507	$471
With valuation allowance	198	479
Total impaired loans	705	950
Valuation allowance	198	139
Commitments to lend additional amounts to impaired borrowers	—	—
Average impaired loans	828	850
Valuation of impaired loans based on:
Discounted cash flows	—	—
Collateral values	507	811

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

Changes in the allowance for loan losses are as follows:

	Years ended December 31,
(in thousands)	2003	2002	2001
Balance, beginning of period	$5,250	$5,502	$5,518
Provision for losses	—	—	—
Charge-offs	(77)	(475)	(74)
Recoveries	25	223	58

Balance, end of period	$5,198	$5,250	$5,502

NOTE 4 – NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

	December 31,
(in thousands)	2003	2002
Non-accrual loans	$451	$254
Accruing loans past due 90 days or more	811	1,281
Accruing troubled debt restructured loans	—	—

Total non-performing loans	1,262	1,535
Real estate acquired in settlement of loans	—	—

Total non-performing assets	$1,262	$1,535

The reductions in interest income associated with non-accrual loans are as follows:

	Years ended December 31,
(in thousands)	2003	2002	2001
Income in accordance with original terms	$22	$16	$95
Income recognized	10	6	65

Reduction in interest income	$12	$10	$30

NOTE 5 – BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

	December 31,
(in thousands)	2003	2002
Land	$1,321	$1,321
Buildings and improvements	7,355	6,747
Equipment	5,957	5,399
Leasehold improvements	648	596

Total cost	15,281	14,063
Accumulated depreciation and amortization	(7,687)	(6,987)

Bank premises and equipment, net	$7,594	$7,076

NOTE 6 – BORROWINGS

Fixed rate advances from the Federal Home Loan Bank of Boston are as follows:

	December 31,
(in thousands)	2003	2002
4.35% due June, 20, 2003	—	10,000
4.56% due August 10, 2006 (a)	5,761	7,699
4.49% due August 31, 2006 (a)	5,757	7,695
4.39% due September 11, 2006 (a)	7,719	10,221
3.76% due February 1, 2007 (a)	6,551	8,462
4.49% due October 6, 2008 (b)	1,000	1,000
2.67% due February 14, 2008 (a)	8,581	—
2.98% due July 10, 2008 (c)	9,878	—
1.11% due January 14, 2004	25,000	—

Total	$70,247	$45,077

(a)	5-year term with 5-year amortization

(b)	Callable annually

(c)	5-year term with 20-year amortization

NewMil has a pre-approved line of credit of up to 2% of total assets with the Federal Home Loan Bank of Boston (“FHLBB”) under the FHLBB’s IDEAL Way Line of Credit Program. These advances are one-day variable rate loans with automatic rollover. Under an agreement with the FHLBB NewMil is required to maintain qualified collateral, as defined in the FHLBB’s Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. NewMil maintains qualified collateral in excess of the amount required to support the outstanding advances and the pre-approved line of credit at December 31, 2003. During 2003 the highest outstanding level of Federal Home Loan Bank advances were $70.2 million. The weighted average cost was 3. 8% for the year ending December 31, 2003.

NewMil enters into repurchase agreements directly with its customers. These agreements are offered as an overnight or short-term investment to NewMil’s customers. During 2003 the highest outstanding level of repurchase agreements were $9.3 million. The weighted average cost was 1.4% for the year ending December 31, 2003. Information concerning short-term borrowings represented by securities sold under agreements to repurchase is presented as follows:

	December 31,
(dollars in thousands)	2003	2002
Repurchase agreements	$9,317	$7,392
Book value of collateral US Government Agency notes	17,355	21,563
Market value of collateral	17,355	21,563
Weighted average rate	1.24%	1.72%
Weighted average maturity	1 day	1 day

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

The Trust Preferred Securities have an original term of 30 years and bear a fixed coupon of 6.40% for the first five years, and thereafter, a floating-rate coupon that will reset annual at three-month LIBOR plus 3.15%. Interest on the securities is payable annual. NewMil may redeem the trust-preferred securities, in whole or in part, on or after March 26, 2008, or earlier under certain conditions. The subordinated debentures bear the same terms and conditions as the trust preferred securities. NewMil paid $300,000 in connection with the issuance of the Trust Preferred Securities and this amount is being amortized over the estimated life of the underlying securities. The net proceeds qualify as Tier I capital for regulatory purposes.

NOTE 7 - INCOME TAXES

NewMil provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

	Years ended December 31,
(in thousands)	2003	2002	2001
Current provision
Federal	$3,650	$3,258	$2,730
State	1	1	—

Total	3,651	3,259	2,730

Deferred (benefit) provision
Federal	(205)	(137)	428
State	—	—	—

Total	(205)	(137)	428

Income tax provision	$3,446	$3,122	$3,158

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

	Years ended December 31,
	2003	2002	2001
Income tax at statutory federal tax rate	34.0%	34.0%	34.0%
Connecticut Corporation tax, net of federal tax benefit	—	—	—
Cash surrender value, life insurance	(1.4)	(1.6)	—
Goodwill	—	—	1.0
Other	(1.2)	(1.1)	1.0

Effective income tax rates	31.4%	31.3%	36.0%

The components of NewMil’s net deferred tax asset are as follows:

	December 31, 2003		December 31, 2002
(in thousands)	Federal	State	Federal	State
Deferred tax assets
Net operating losses	$—	$4,559	$—	$2,838
Bad debt expense, book	1,767	390	1,785	394
Post retirement benefits	540	119	538	119
Other	95	117	83	114

Total deferred tax assets	2,402	5,185	2,406	3,465

Deferred tax liabilities
Unrealized gains on securities available-for-sale and transferred to held-to-maturity	1,500	—	2,977	—
Prepaid Pension	515	114	500	110
Bad debt expense, tax	465	103	671	148
Other	462	101	479	106

Total deferred tax liabilities	2,942	318	4,627	364

Net deferred tax (liabilities) asset	(540)	4,867	(2,221)	3,101
Valuation reserve	—	(4,867)	—	(3,101)

Net deferred tax liabilities	$(540)	$—	$(2,221)	$—

The allocation of deferred tax expense involving items charged to income and items charged directly to shareholders’ equity and items charged to goodwill are as follows:

	December 31, 2003		December 31, 2002
(in thousands)	Federal	State	Federal	State
Deferred tax expense (benefit) allocated to:
Shareholders’ equity	$(1,476)	$—	$1,472	$—
Goodwill	—	—	—	—
Income	(205)	—	(137)	—

Total deferred tax expense	$(1,681)	$—	$1,335	$—

NewMil will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

At December 31, 2003 and 2002, a valuation allowance was established for the entire amount of the state deferred tax assets as a result of Connecticut legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a “passive investment company” (PIC). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in State of Connecticut corporate tax law.

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

NewMil provides post-retirement health care and life insurance benefits (the “Other Benefits Plan”) for eligible current retirees and eligible employees. Retiree benefits are provided for employees that were eligible for retirement as of August 1, 1993 and certain eligible current retirees. NewMil and the retiree share retiree benefit costs. Benefits are based on deductible and coinsurance provisions. The post-retirement life insurance benefits are non-contributory, and benefits are based on a percentage of the base pay at retirement. Effective August 1, 1993 NewMil suspended certain post-retirement benefits and introduced a co-pay provision for new employees hired on or after August 1, 1993. NewMil does not advance-fund its post-retirement health care and life insurance benefit plan.

NewMil uses a September 30, 2003 measurement date for its plans. The funded status of the Pension Plan and the Other Benefits Plan was as follows:

	Pension Plan		Other Benefits Plan
(in thousands)	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation, beginning of year	$6,419	$6,308	$779	$705
Service cost	—	—	15	16
Interest cost	403	424	45	48
Impact of assumption change	155	(322)	28	33
Experience loss	—	86	(80)	(2)
Impact of plan changes	—	202	—	—
Plan participants’ contributions	—	—	—	—
Actuarial gain	—	—	—	—
Benefits paid	(282)	(279)	(21)	(21)

Benefit obligation, end of year	6,695	6,419	766	779

Change in plan assets:
Fair value of plan assets, beginning of year	6,422	7,399	—	—
Actual gain (loss) on plan assets	949	(698)	—	—
Employer contribution	—	—	21	21
Plan participant’s contribution	—	—	—	—
Benefits paid	(282)	(279)	(21)	(21)

Fair value of plan assets, end of year	7,089	6,422	—	—

Funded status	394	3	(766)	(779)
Unrecognized prior service cost	190	202	—	—
Unrecognized net actuarial loss	930	1,267	108	161
Unrecognized net transition obligation	—	—	146	161

Prepaid (accrued) benefit cost	$1,514	$1,472	$(512)	$(457)

The projected unit credit cost method was used and below are certain other assumptions utilized:

	Pension Plan		Other Benefits Plan
(in thousands)	2003	2002	2003	2002
Weighted-average assumptions:
Discount rate	6.25%	6.50%	6.25%	6.50%
Expected long term rate of return	8.00	8.75	7.75	7.75
Trend Rate
Initial Rate	—	—	12.00	12.00
Ultimate Rate	—	—	5.00	5.00
Years until ultimate rate	—	—	7	7

The following is the impact of changes in trend assumption related to the Other Benefits Plan:

	Accrued Pension Benefit Obligation	Service Cost & Interest Cost
At Trend	$765,975	$59,748
At Trend + 1%	834,270	66,275
Dollar impact	68,295	6,527
Percentage impact	8.92%	10.92%
At Trend - 1%	711,917	54,700
Dollar impact	(54,058)	(5,048)
Percentage impact	(7.06)%	(8.45)%

The following are components of net periodic benefits (cost):

	Pension Plan		Other Benefits Plan
(in thousands)	2003	2002	2003	2002
Components of net periodic cost:
Service cost	$—	$—	$15	$16
Interest cost	403	424	45	48
Expected return on plan assets	(497)	(629)	—	—
Amortization of prior service cost	13	—	—	—
Amortization of recognized net loss	39	—	1	5
Amortization of net transition obligation	—	—	15	15

Net periodic benefit (income) cost	$(42)	$(205)	$76	$84

NewMil’s Other Plan is not funded. NewMil’s Pension Plan weighted-average asset allocations as of December 31, 2003 were as follows:

(in thousands)	December 31, 2003
Investment Allocation:
Equity securities	59%	$4,190
Debt securities	18	1,245
Real estate	—	—
Other assets	23	1,654

Total	100%	$7,089

The investment objectives for the Pension Plan is to obtain a favorable relative return for the entire fund, consistent with preservation of capital emphasizing some income generation and long term growth. While some risk is warranted pursuing long-term growth of capital, consistent annual returns with low volatility in investment performance are very desirable.

The basis for determining the expected long-term rate of return on assets for the Other Benefits Plan does not apply because the plan is not funded. The Pension Plan’s expected long-term rate of return assumption is determined by adding expected inflation to expected long-term real returns of various asset classes, taking into account expected volatility and correlation between the returns of various assets classes:

Assets Classes:
Equities	8.5% historical average arithmetic real return plus inflation
Government Bonds	current yields on inflation-indexed bonds plus inflation
Corporate Bonds	government bond yields plus a blend of current and historical credit spreads
Real Estate	5.0% historical average arithmetic real return plus inflation
Current Expected Inflation	2.5%

NewMil’s Other Plan contributions for fiscal year beginning January 1, 2004 is expected to be $28,000. NewMil’s Pension plan expects not to make any contributions during the fiscal year beginning January 1, 2004.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Pension Plan	Other Benefits Plan
2004	$435	$28
2005	441	31
2006	486	32
2007	492	39
2008	501	42
2009-2013	$2,547	$234

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

NewMil has a 401(k) Savings Retirement Plan covering all eligible employees. Participants may contribute up to 15% of their compensation, subject to a maximum of $12,000 per year in 2003. Individuals, age 50 or higher during 2003 are eligible to contribute a “catch-up” contribution amounting to an additional $2,000. Effective January 1, 2000, NewMil amended the 401(k) Savings Retirement Plan in order to adopt the provisions of the IRS safe harbor rules. For the period from July 1, 1999 to December 31, 1999 NewMil contributed amounts equal to 50% of annual employee contributions up to 6% of participants’ compensation. Since January 1, 2000, NewMil contributes amounts equal to 100% of annual employee contributions up to 3% of participants’ compensation and 50% of the next 2% of annual employee contributions of participants’ compensation. Since the amendment to the Plan, employees are fully vested in NewMil’s contributions. NewMil contributed $190,000, in 2003, $171,000 to the Plan in 2002, and $161,000 to the Plan in 2001. The plan allows for NewMil to make non-contributory profit sharing contributions. No profit sharing contributions were made during 2003, 2002 or 2001.

NewMil provides supplemental retirement benefits to certain key executives. Supplemental retirement expense was $201,000 for 2003, $220,000 for 2002 and $12,000 for 2001.

NOTE 10 - SHAREHOLDERS’ EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank was classified, as of its most recent notification, as “well capitalized”. The Bank’s actual regulatory capital position and minimum capital requirements as defined “For Capital Adequacy Purposes” and “To Be Well Capitalized Under Prompt Corrective Action Provisions” are as follows:

	December 31, 2003		December 31, 2002
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Actual Capital Position
Tier 1 leverage	$46,796	6.85%	$39,623	6.14%
Tier 1 risk-based	46,796	11.13	39,623	10.92
Total risk-based	51,994	12.36	44,167	12.17
Minimum Requirement For Capital Adequacy
Tier 1 leverage	27,314	4.00	25,806	4.00
Tier 1 risk-based	16,822	4.00	14,512	4.00
Total risk-based	33,645	8.00	29,024	8.00
Minimum Requirement To Be Well Capitalized
Tier 1 leverage	34,143	5.00	32,258	5.00
Tier 1 risk-based	25,233	6.00	21,768	6.00
Total risk-based	42,056	10.00	36,280	10.00

Restrictions on Subsidiary’s Dividends and Payments

NewMil’s ability to pay dividends is dependent on the Bank’s ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2003 was $8,239,000. In some instances further restrictions on dividends may be imposed on NewMil by the FRB.

Repurchases of Common Stock

On April 23, 2003, NewMil announced its intention to repurchase 203,690, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of NewMil’s repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil’s stock option plans, and for general corporate purposes.

During 2003 NewMil repurchased 201,110 shares of common stock for total consideration of $4.6 million, or $22.89 per average share under a 213,977 share repurchase plan announced on August 14, 2002 and a share repurchase plan announced on April 23, 2003.

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

	Years ended December 31,
(in thousands)	2003	2002	2001
Net income	$7,528	$6,850	$5,626
Net unrealized (losses) gains on securities during period	(2,866)	2,858	2,166

Comprehensive income	$4,662	$9,708	$7,792

The components of other comprehensive income, and related tax effects are as follows:

	Before Tax amount	Tax (expense) benefit	Net of Tax amount
Year ended December 31, 2003
Net unrealized gains on securities available-for-sale during year	$(4,395)	$1,495	$(2,900)
Accretion of unrealized loss on securities transferred from available-for-sale to held-to-maturity	52	(18)	34

Net unrealized gains on securities during year	$(4,343)	$1,477	$(2,866)

Year ended December 31, 2002
Net unrealized gains on securities available-for-sale during year	$4,306	$(1,464)	$2,842
Accretion of unrealized loss on securities transferred from available-for-sale to held-to-maturity	24	(8)	16

Net unrealized gains on securities during year	$4,330	$(1,472)	$2,858

Year ended December 31, 2001
Net unrealized gains on securities available-for-sale during year	$3,270	$(1,112)	$2,158
Accretion of unrealized loss on securities transferred from available-for-sale to held-to-maturity	12	(4)	8

Net unrealized gains on securities during period	$3,282	$(1,116)	$2,166

NOTE 12 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

	Years ended December 31,
(in thousands)	2003	2002
Balance, beginning of period	$2,411	$2,147
Advances	1,527	1,352
Related parties added during period	—	—
Repayments	(1,844)	(1,088)

Balance, end of period	$2,094	$2,411

NOTE 13 - STOCK OPTIONS

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

	Employee Plan		Director Plan
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
June 30, 2000	313,350	6.507	126,000	6.848
Granted	—	—	17,000	9.969
Exercised	(17,000)	4.320	—	—
Lapsed	—	—	—	—

December 31, 2000	296,350	6.633	143,000	7.219
Granted	15,000	11.531	20,000	10.594
Exercised	(20,700)	5.684	(5,000)	3.000
Lapsed	(500)	3.625	—	—

December 31, 2001	290,150	6.959	158,000	7.779
Granted	49,182	15.573	20,000	14.760
Exercised	(26,250)	4.584	(41,000)	3.000
Lapsed	(800)	3.000	(10,000)	3.000

December 31, 2002	312,282	8.526	127,000	10.798
Granted	—	—	—	—
Exercised	(50,575)	7.179	(6,000)	6.458
Lapsed	(900)	14.85	—	—

December 31, 2003	260,807	8.728	121,000	11.013

Options exercisable at December 31, 2003	237,941		121,000

Options available under plan	51,566		3,000

The following table summarizes information about NewMil’s Employee and Director stock option plans, as of December 31, 2003:

	Number of options		Weighted average remaining contractual life	Weighted average exercise price
Range of exercise price	Outstanding	Exercisable
$ 4.00 - $ 5.99	84,000	84,000	0.3	$ 4.08
6.00 - 8.99	78,000	78,000	2.1	6.73
9.00 - 11.99	117,600	117,600	5.9	10.83
12.00 - 14.99	92,207	74,341	6.5	13.93
15.00 - 18.41	10,000	5,000	8.1	18.41

	381,807	358,941	4.1	$ 9.45

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

	Years ended December 31,
(net income in thousands)	2003	2002	2001
As reported
Net income	$7,528	$6,850	$5,626
Earnings per share, diluted	1.73	1.50	1.21
Earnings per share, basic	1.82	1.59	1.26

Pro forma
Net income	7,406	6,669	5,519
Earnings per share, diluted	1.70	1.46	1.19
Earnings per share, basic	1.80	1.54	1.24
Stock-based employee compensation cost, net of related taxes, included in net income
As reported	—	—	—
Pro forma	122	181	107

Dividend yield	3.26%	3.30%	4.27%
Expected volatility	30.00	30.00	37.00
Risk-free interest rate	5.21	5.16	5.05
Expected lives, years	10	10	10
Grant date, fair value of options	$4.96	$4.83	$3.83

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit, which are not reflected in the accompanying financial statements. NewMil’s loan commitments are as follows:

	December 31,
(in thousands)	2003	2002
Unused lines of credit	$50,428	$37,582
Construction mortgages	17,352	4,995
Loan commitments	14,533	71,841
Letters of Credit	2,470	1,336

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

NewMil leases facilities under operating leases that expire at various dates through 2012. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by NewMil. Rent expense totaled $526,000 for 2003, $432,000 for 2002 and $432,000 for 2001. Future minimum lease payments at December 31, 2003 are as follows:

2004	475,544
2005	270,881
2006	195,250
2007	96,101
2008	88,876
After 2008	136,667

$1,263,319

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

The carrying values and estimated fair values of NewMil’s financial instruments are as follows:

(in thousands)	December 31, 2003		December 31, 2002
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial Assets
Cash and due from banks	$22,524	$22,524	$21,349	$21,349
Federal funds sold	—	—	63,441	63,441
Securities available-for-sale	184,513	184,513	174,569	174,569
Securities held-to-maturity	14,588	15,082	23,092	24,063
Loans	454,441	456,753	352,584	369,057
Allowance for loan losses	(5,198)	—	(5,250)	—
Deferred loan origination fees and purchase premium, net	408	—	(119)	—

Loans, net		449,651	347,215	369,057
Accrued interest receivable	3,711	3,711	3,545	3,545
Financial Liabilities
Deposits
Demand (non-interest bearing)	$49,813	$49,813	$46,750	$46,750
NOW accounts	76,524	76,524	71,586	71,586
Money market	155,911	155,911	144,288	144,288
Savings and other	84,660	84,660	79,811	79,811
Certificates of deposit	191,260	193,853	206,371	209,504

Total deposits	558,168	560,761	548,806	551,939
FHLB advances	70,247	71,979	45,077	46,454
Repurchase agreements	9,317	9,317	7,392	7,392
Long term debt	9,746	8,269	—	—
Accrued interest payable	237	237	268	268

NOTE 16 - NEWMIL BANCORP, INC. (parent company only) FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of NewMil Bancorp, Inc. are presented as follows:

Balance Sheets	December 31,
(in thousands)	2003	2002
Assets
Due from bank	$3,723	$22
Investment in NewMil Bank	58,718	57,322

Total Assets	$62,441	$57,344

Liabilities and Shareholders’ Equity
Liabilities	$10,135	$3,108
Shareholders’ equity	52,306	54,236

Total Liabilities and Shareholders’ Equity	$62,441	$57,344

Statements of Income	Years ended December 31,
(in thousands)	2003	2002	2001
Dividends from subsidiaries	$1,325	$6,339	$5,468
Expenses	695	248	186

Income before taxes and undistributed net income of subsidiaries	630	6,091	5,282
Income tax	32	207	—

Income before equity in undistributed net income of subsidiaries	598	5,884	5,282
Equity in undistributed net income of subsidiaries	6,930	966	344

Net income	$7,528	$6,850	$5,626

Statements of Cash Flows	Years ended December 31,
(in thousands)	2003	2002	2001
Net income	$7,528	$6,850	$5,626
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(6,930)	(966)	(344)
Other	(305)	249	(19)

Net cash provided by operating activities	293	6,133	5,263

Investing Activities:
Payments for investments in and advances to subsidiaries	(310)	—	—

Net cash used by investing activities	(310)	—	—

Financing Activities:
Cash dividends paid	(2,477)	(2,162)	(1,968)
Proceeds from Common Stock reissued	55	44	168
Common Stock repurchased	(4,604)	(4,399)	(3,689)
Proceeds from exercise of stock options	402	244	133
Proceeds from advances from subsidiary	10,310	—	—
Other	32	—	—

Net cash provided (used) by financing activities	3,718	(6,273)	(5,356)

Increase (decrease) in cash and cash equivalents	3,701	(140)	(93)
Cash and cash equivalents, beginning of period	22	162	255

Cash and cash equivalents, end of period	$3,723	$22	$162

NOTE 17 - SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected annual consolidated financial data for the years ended December 31, 2003 and 2002 is as follows (in thousands except ratios and per share amounts):

	Year ended December 31, 2003
	March 31,	June 30,	Sept 30,	Dec 31,
Statement of Income
Interest and dividend income	$8,739	$8,756	$8,732	$8,904
Interest expense	2,778	2,807	2,558	2,445
Net interest income	5,961	5,949	6,174	6,459
Provision for loan losses	—	—	—	—
Non-interest income:
Gains on sales of loans, net	72	42	127	116
Loss on sale of OREO	—	—	—	—
Service fees and other	753	868	898	1,010
Non-interest expense	4,132	4,210	4,370	4,743
Income before income taxes	2,654	2,649	2,829	2,842
Income tax provision	827	828	890	901
Net income	1,827	1,821	1,939	1,941
Financial Condition
Total assets	$685,163	$681,033	$681,958	$704,042
Loans, net	389,544	420,248	449,701	449,651
Allowance for loan losses	5,249	5,245	5,224	5,198
Securities	197,432	180,382	156,313	199,101
Deposits	553,480	566,961	558,612	558,168
FHLB advances & Other Borrowings	60,435	48,117	57,114	79,564
Long term debt	9,701	9,716	9,731	9,746
Shareholders’ equity	55,003	51,521	51,681	52,306
Non-performing assets	1,438	1,339	1,403	1,262
Per Share Data
Earnings, diluted	$0.41	$0.42	$0.45	$0.45
Cash dividends	0.150	0.150	0.150	0.150
Book value	13.01	12.59	12.65	12.78
Market price: (a)
High	23.15	24.50	25.99	29.35
Low	19.90	22.10	21.84	25.40
Statistical Data
Net interest margin	3.94%	3.81%	3.92%	4.05%
Efficiency ratio	60.89	61.38	60.70	62.53
Return on average assets	1.11	1.07	1.13	1.12
Return on average shareholders’ equity	13.44	14.06	15.13	14.92
Weighted average equivalent shares outstanding, diluted	4,450	4,311	4,293	4,307

(a)	The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Selected Annual Consolidated Financial Data (unaudited) continued:

	Year ended December 31, 2002
	March 31,	June 30,	Sept 30,	Dec 31,
Statement of Income
Interest and dividend income	$9,444	$9,172	$9,064	$8,753
Interest expense	3,435	3,456	3,412	3,053
Net interest income	6,009	5,716	5,652	5,700
Provision for loan losses	—	—	—	—
Non-interest income:
Gains on sales of loans, net	161	57	131	225
Loss on sale of OREO	—	—	7	(50)
Service fees and other	727	819	812	856
Non-interest expense	4,369	3,982	3,989	4,510
Income before income taxes	2,528	2,610	2,613	2,221
Income tax provision	811	840	839	632
Net income	1,717	1,770	1,774	1,589
Financial Condition
Total assets	$613,666	$649,692	$663,937	$661,595
Loans, net	331,732	341,738	341,616	347,215
Allowance for loan losses	5,488	5,507	5,498	5,250
Securities	214,785	227,923	218,681	197,661
Deposits	495,342	531,425	546,470	548,806
FHLB advances & Other Borrowings	60,531	55,669	57,407	52,469
Shareholders’ equity	50,614	53,287	53,828	54,236
Non-performing assets	1,500	1,309	937	1,535
Per Share Data
Earnings, diluted	$0.37	$0.38	$0.39	$0.36
Cash dividends	0.125	0.125	0.125	0.125
Book value	11.55	12.27	12.63	12.77
Market price: (a)
High	18.95	22.99	20.25	19.95
Low	14.55	18.45	18.75	17.62
Statistical Data
Net interest margin	4.30%	3.96%	3.80%	3.78%
Efficiency ratio	63.35	60.41	60.42	67.00
Return on average assets	1.13	1.13	1.10	0.97
Return on average shareholders’ equity	13.40	13.59	13.36	11.83
Weighted average equivalent shares outstanding, diluted	4,597	4,621	4,511	4,458

NewMil Bancorp, Inc.’s Common Stock, par value $.50 per share (“Common Stock”) trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: NMIL. As of March 5, 2004, there were 1,461 shareholders of record of NewMil’s Common Stock.

(a)	The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosures between NewMil and its independent accountants for which a Form 8-K was required to be filed during the year ended December 31, 2003 or for the period from December 31, 2003 to the date hereof.

Item 9A.	CONTROLS AND PROCEDURES

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

The information required by this item appears on pages 5 through 8 of NewMil’s Proxy Statement dated March 29, 2004 for the 2004 Annual Meeting of Shareholders, under the captions “Nominees for Election for a Three Year Term” and “Directors Continuing in Office”. Such information is incorporated herein by reference and made a part hereof. In addition, the following information is provided.

Additional Executive Officers

Name	Age	Position with NewMil Bank	Officer Since
John A. Baker	55	Senior Vice President	1998
Thomas W. Grant III	67	Senior Vice President	1994
Roberta Reed	56	Senior Vice President	1995
Diane Farrell	50	Senior Vice President	1987

Item 11.	EXECUTIVE COMPENSATION

The information required by this item appears on pages 9 through 20 of NewMil’s Proxy Statement dated March 29, 2004 for the 2004 Annual Meeting of Shareholders, under the captions: “Executive Compensation”; “Employee Benefit Plans”; “Report of the Board on Executive Compensation”; and “Performance Graph”. Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item appears on pages 2, 6 through 8 and page 11 of NewMil’s Proxy Statement dated March 29, 2004 for the 2004 Annual Meeting of Shareholders, under the captions “Principal Shareholders,” “Nominees for Election for a Three Year Term” and “Directors Continuing in Office,” and “Options/SAR Grants.” Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears on page 20 of NewMil’s Proxy Statement dated March 29, 2004 for the 2004 Annual Meeting of Shareholders, under the caption “Transactions with Management and Others”. Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as exhibits to this report and appear on the pages indicated.

Financial Statements

None.

(b)	Current Reports on Form 8-K.

Current Report on Form 8-K, dated January 21, 2004, announcing earnings for the quarter and year ended December 31, 2003.

Current Report on Form 8-K, dated February 25, 2004, announcing increase in its quarterly dividend from $0.15 per common share to $0.17 per common share.

(c)	Exhibits

The following documents are filed as Exhibit to this Form 10-K, as required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).

3.1.1	Amendment to Certificate of Incorporation of NewMil increasing authorized shares of common stock from 6,000,000 to 20,000,000 (incorporated by reference to Registrant’s 2002 Form 10-K).

3.2	Bylaws of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).

4.1	Instruments Defining Rights of Security Holders (Included in Exhibits 3.1 and 3.2)

10.1	Rights Agreement between NewMil Bancorp, Inc. and American Stock Transfer and Trust Company as Rights Agent dated as of July 19, 1994 concerning NewMil Bancorp’s shareholder rights plan of same (incorporated by reference to Registrant’s 2002 Form 10-K).

10.2	Employment agreement with its President and CEO, Francis J. Wiatr, dated January 23, 2002 (incorporated by reference to Registrant’s 2002 Form 10-K).

10.3	Dividend reinvestment plan for NewMil Bancorp’s shareholders (incorporated by reference to the Registrant’s 1996 Form 10-K).

10.4	The Second Amended and Restated 1986 Stock Option and Incentive Plan for Officers and Key Employees (incorporated by reference to the Registrant’s S-8 POS dates January 25, 2001).

10.5	The Third Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant’s S-8 POS dates January 25, 2001).

10.6	Employment agreement between NewMil Bank and Senior Vice President, William D. Starbuck dated as of November 10, 2000 (incorporated by reference to Registrant’s 2002 Form 10-K).

10.7	Form of Director Group Term Carve-Out Split Dollar Life Insurance Agreement (Herbert E. Bullock, Joseph Carlson II, Kevin L. Dumas, Laurie G. Gonthier, Paul N. Jaber, Robert J. McCarthy, John Otto, Suzanne Powers, Anthony M. Rizzo, Sr. and Mary C. Williams) (incorporated by reference to Registrant’s 2002 Form 10-K).

10.8	Form of Executive Officer Group Term Carve-Out Split Dollar Life Insurance Agreement (Francis J. Wiatr, B. Ian McMahon, Terrence Shannon, William Starbuck and four other executive officers) (incorporated by reference to Registrant’s 2002 Form 10-K).

10.9	Salary Continuation and Split Dollar Agreement between NewMil Bank and Francis J. Wiatr (incorporated by reference to Registrant’s 2002 Form 10-K).

10.10	Salary Continuation and Split Dollar Agreement between NewMil Bank and Diane Farrell.

10.11	Salary Continuation between NewMil Bank and Thomas W. Grant.

10.12	Salary Continuation and Split Dollar Agreement between NewMil Bank and Terrence J. Shannon.

10.13	Director Deferred Compensation Agreement between NewMil Bank and Director Joseph Carlson II.

10.14	Director Deferred Compensation Agreement between NewMil Bank and Director Kevin L. Dumas.

10.15	Director Deferred Compensation Agreement between NewMil Bank and Director Paul N. Jaber.

10.16	Director Deferred Compensation Agreement between NewMil Bank and Director Anthony M. Rizzo, Sr.

10.17	Change of Control Agreement between NewMil Bancorp and John A. Baker.

10.18	Change of Control Agreement between NewMil Bancorp and Diane Farrell.

10.19	Change of Control Agreement between NewMil Bancorp and Thomas W. Grant.

10.20	Change of Control Agreement between NewMil Bancorp and B. Ian McMahon.

10.21	Change of Control Agreement between NewMil Bancorp and Betty F. Pacocha.

10.22	Change of Control Agreement between NewMil Bancorp and Roberta Reed.

10.23	Change of Control Agreement between NewMil Bancorp and Terrance J. Shannon.

11.1	Statement regarding Computation of Net Income Per Common Share.

21.1	Subsidiaries of the Registrant.

23.0	Consent of PricewaterhouseCoopers LLP.

24.0	Power of Attorney granted by Directors (Herbert E. Bullock, Joseph Carlson II, Kevin L. Dumas, Laurie G. Gonthier, Paul N. Jaber, Robert J. McCarthy, John Otto, Suzanne Powers, Anthony M. Rizzo, Sr. and Mary C. Williams) in favor of Francis J. Wiatr and B. Ian McMahon to sign such Director names to the Form 10-K dated February 20, 2004.

99.1	Proxy Statement dated March 29, 2004 for the 2004 Annual Meeting of Shareholders, of NewMil Bancorp, Inc. (incorporated by reference to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders’ scheduled for April 28, 2004).

31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(d)	Financial Statement Schedules

No financial statement schedules are required to be filed as Exhibits pursuant to Item 15(d).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWMIL BANCORP, INC.

/s/ FRANCIS J. WIATR

Francis J. Wiatr
Chairman of the Board, President and Chief Executive Officer March 10, 2004

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.

/s/ HERBERT E. BULLOCK	/s/ JOHN J. OTTO

Herbert E. Bullock	John J. Otto
Director	Director
March 10, 2004	March 10, 2004

/s/ JOSEPH CARLSON II	/s/ BETTY F. PACOCHA

Joseph Carlson II	Betty F. Pacocha
Director	Director and Secretary
March 10, 2004	March 10, 2004

/s/ KEVIN L. DUMAS	/s/ SUZANNE L. POWERS

Kevin L. Dumas	Suzanne L. Powers
Director	Director
March 10, 2004	March 10, 2004

/s/ PAUL N. JABER	/s/ ANTHONY M. RIZZO, SR.

Paul N. Jaber	Anthony M. Rizzo, Sr.
Director	Director
March 10, 2004	March 10, 2004

/s/ LAURIE G. GONTHIER	/s/ FRANCIS J. WIATR

Laurie G. Gonthier	Francis J. Wiatr
Director	Chairman of the Board, President
March 10, 2004	and Chief Executive Officer
March 10, 2004

/s/ ROBERT J. MCCARTHY	/s/ MARY C. WILLIAMS

Robert J. McCarthy	Mary C. Williams
Director	Director
March 10, 2004	March 10, 2004

/s/ B. IAN MCMAHON

B. Ian McMahon
Chief Financial Officer
and Chief Accounting Officer
March 10, 2004