Form 10-Q
period 2004-03-31
NEWMIL BANCORP INC
filed 2004-05-10
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 0-16455
NEWMIL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1186389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
19 Main Street, P.O. Box 600, New Milford, CT	06776
(Address of principal executive offices)	(Zip code)
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
Yes ☒ No ☐

The number of shares of Common Stock outstanding as of March 31, 2004, is 4,219,606.

1

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	December 31,
(dollars in thousands)	2004	2003

ASSETS
Cash and due from bank	$16,378	$22,524
Federal funds sold	14,082	-

Total cash and cash equivalents	30,460	22,524
Securities
Available-for-sale at market	185,273	184,513
Held-to-maturity at amortized cost
(fair value: $14,315 and $15,082)	13,814	14,588
Loans (net of allowance for loan losses: $5,178 and $5,198)	452,301	449,651
Bank premises and equipment, net	7,531	7,594
Accrued interest income	3,377	3,711
Intangible assets (net of accumulated
amortization: $1,317 and $1,207)	8,650	8,700
Bank-owned life insurance	10,579	10,480
Other assets	2,385	2,281

Total Assets	$714,370	$704,042

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$49,178	$49,813
NOW accounts	78,025	76,524
Money market	156,872	155,911
Savings and other	85,073	84,660
Certificates of deposit	189,693	191,260

Total deposits	558,841	558,168
Federal Home Loan Bank advances	75,546	70,247
Long term debt	9,761	9,746
Repurchase agreements	11,066	9,317
Accrued interest and other liabilities	4,732	4,258

Total Liabilities	659,946	651,736

Commitments and contingencies	-	-

Shareholders' Equity
Common stock - $.50 per share par value
Authorized: 20,000,000
Shares issued: 5,990,138	2,995	2,995
Paid-in capital	41,861	42,142
Retained earnings	29,236	27,844
Accumulated other comprehensive income, net	2,905	2,913
Treasury stock, at cost: 1,770,532 and 1,903,242 shares	(22,573)	(23,588)

Total Shareholders' Equity	54,424	52,306

Total Liabilities and Shareholders' Equity	$714,370	$704,042

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three months ended March 31,
	2004	2003

Interest and dividend income
Interest and fees on loans	$6,441	$5,977
Interest and dividends on securities	2,383	2,650
Interest on federal funds sold	7	112

Total interest and dividend income	8,831	8,739

Interest expense
Deposits	1,623	2,231
Borrowed funds	698	547

Total interest expense	2,321	2,778

Net interest and dividend income	6,510	5,961
Provision for loan losses	-	-

Net interest and dividend income after provision for loan losses	6,510	5,961

Non-interest income
Service charges on deposit accounts	684	547
Gains on sales of mortgage loans, net	40	72
Loan servicing fees	10	19
Other	183	187

Total non-interest income	917	825

Non-interest expense
Salaries and benefits	2,466	2,345
Occupancy	402	399
Equipment	328	318
Marketing	121	45
Postage and telecommunications	131	133
Printing and office supplies	101	98
Professional, collections and OREO	297	173
Service bureau	94	107
Amortization of intangibles	49	61
Other	476	453

Total non-interest expense	4,465	4,132

Income before income taxes	2,962	2,654
Income tax provision	939	827

Net income	$2,023	$1,827

Per common share
Diluted earnings	$0.47	$0.41
Basic earnings	0.48	0.43
Cash dividends	0.15	0.15

See accompanying notes to consolidated financial statements.

N     NewMil Bancorp, Inc. and Subsidiary
  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
   (unaudited)

						Accumulated
						other	Total
	Common Stock		Paid-in	Retained	Treasury	comprehensive	shareholders'
	Shares	Amount	capital	earnings	stock	income	equity

(dollars in thousands)
Balances at
December 31, 2002	5,990,138	$2,995	$42,297	$22,793	$(19,628)	$5,779	$54,236
Net income for period	-	-	-	1,827	-	-	1,827
Net unrealized loss on
securities available-for-sale,
net of taxes-	-	-	-	-	(172)		(172)
Total comprehensive income							1,655
Cash dividends paid	-	-	-	(635)	-	-	(635)
Exercise of stock options	-	-	(44)	-	102	-	58
Common stock issued	-	-	11	-	16	-	27
Tax benefit from exercise of
non-qualified stock options	-	-	19	-	-	-	19
Common stock repurchased	-	-	-	-	(357)	-	(357)

Balances at
March 31, 2003	5,990,138	$2,995	$42,283	$23,985	$(19,867)	$5,607	$55,003

Balances at
December 31, 2003	5,990,138	$2,995	$42,142	$27,844	$(23,588)	$2,913	$52,306
Net income for period	-	-	-	2,023	-	-	2,023
Net unrealized loss on
securities available-for-sale,
net of taxes	-	-	-	-	-	(8)	(8)
Total comprehensive income							2,015
Cash dividends paid	-	-	-	(631)	-	-	(631)
Exercise of stock options	-	-	(341)	-	1,225	-	884
Tax benefit from exercise of
non-qualified stock options	-	-	60	-	-	-	60
Common stock repurchased	-	-	-	-	(210)	-	(210)

Balances at
March 31, 2004	5,990,138	$2,995	$41,861	$29,236	$(22,573)	$2,905	$54,424

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(unaudited, in thousands)	2004	2003

Operating Activities
Net income	$2,023	$1,827
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	-	-
Provision for depreciation and amortization	207	225
Amortization of intangible assets	49	61
Amortization of issuance cost on long term debt	15	1
Amortization and accretion of securities
premiums and (discounts), net	81	114
Gains on sales of mortgage loans, net	(40)	(72)
Mortgage loans originated for sale	(2,181)	(4,335)
Proceeds from sales of mortgage loans	2,221	4,407
Tax benefit from exercise of non-qualified stock options	60	19
Deferred income tax provision	(68)	(75)
Increase in BOLI cash surrender value	(98)	(94)
Decrease in accrued interest income	332	36
Increase in other liabilities	546	623
Increase in other assets, net	(103)	(111)

Net cash provided by operating activities	3,044	2,626

Investing Activities
Purchases of securities available-for-sale	(5,032)	(10,011)
Purchases of mortgage backed securities available-for-sale	(20,175)	5,057)
Proceeds from maturities and principal repayments of securities	19,494	256
Principal collected on mortgage-backed securities	5,635	14,666
Loan advances, net	(2,650)	(42,329)
Purchases of Bank premises and equipment, net	(144)	(497)

Net cash (used) provided by investing activities	(2,872)	42,972

Financing Activities
Net increase in deposits	673	4,675
Net increase in repurchase agreements	1,749	3
FHLB advances, net	5,299	7,963
Issuance of long term debt	-	9,700
Common Stock repurchased	(210)	(357)
Proceeds from Common Stock reissued	-	27
Cash dividends paid	(631)	(635)
Proceeds from exercise of stock options	884	58

Net cash provided by financing activities	7,764	21,434

Increase (decrease) in cash and cash equivalents	7,936	(18,912)
Cash and federal funds sold, beginning of period	22,524	84,790

Cash and federal funds sold, end of period	$30,460	$65,878

Cash paid during period
Interest to depositors	$1,633	$2,236
Interest on borrowings	67	513
Income taxes paid	-	-

See accompanying notes to consolidated financial statements

.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements of NewMil Bancorp, Inc. ("NewMil") include those of NewMil and its wholly owned subsidiary, NewMil Bank (the "Bank"). NewMil does not consolidate its subsidiary, NewMil Statutory Trust I, as described in Note 9. Certain prior period amounts in the statement of income and balance sheets have been reclassified to conform with the current financial presentation. In the opinion of management, the interim unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of NewMil and the statements of income and shareholder's equity and cash flows for the interim periods presented.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2003.
The allowance for loan losses is a significant accounting policy and is presented in the Notes to Consolidated Financial Statements and in Management’s Discussion and Analysis, which provide information on how significant assets are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective judgments, and as such could be most subject to revision as new information becomes available.

Impact of New Accounting Pronouncements

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” This staff accounting bulletin deals with loan commitments accounted for as derivative instruments and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. NewMil periodically enters into such commitments with customers in connection with residential mortgage loan applications. At March 31, 2004 there were no loans held for sale.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Share-Based Payment: an amendment of FASB No. 123 and 95.” This proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. A final statement is expected to be issued during the fourth quarter of 2004 and will be effective as of January 1, 2005. Management does not expect the adoption of this exposure draft to be materially different from the pro-forma impact disclosed under SFAS No. 123.

In December 2003, the FASB revised SFAS No. 132, “Employer Disclosures about Pensions and Other Post-retirement Benefits”. This statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and post-retirement plans. In addition, this statement requires interim period disclosure of the components of net periodic benefit cost and contributions if significantly different from previously reported amounts. NewMil adopted the interim disclosure provisions of this statement as of March 31, 2004 (see Note 11).

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” permits deferring the recognition of the new Medicare provisions' impact due to lack of specific authoritative guidance on accounting for the federal subsidy. NewMil has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. Accordingly, the post-retirement benefit obligations and net periodic costs reported in the accompanying financial statements do not reflect the impact of this legislation. The accounting guidance, when issued, could require changes to previously reported financial information. NewMil anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity of NewMil.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost

March 31, 2004
U.S. Government Agency notes
Within 1 year	$30,866	$752	$-	$30,114
After 1 but within 5 years	25,329	362	-	24,967
Corporate Bonds
Within 1 year	21,163	483	-	20,680
After 1 but within 5 years	8,525	521	-	8,004
Mortgage backed securities	87,401	2,138	(76)	85,339
Collateralized mortgage obligations	7,890	237	(5)	7,658

Total debt securities	181,174	4,493	(81)	176,762
FHLB capital stock and other	4,099	1	-	4,098

Total securities available-for-sale	$185,273	$4,494	$(81)	$180,860

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost

December 31, 2003
U.S. Government Agency notes
Within 1 year	$20,431	$421 $ -		$20,010
After 1 but within 5 years	40,928	798	-	40,130
Corporate Bonds
Within 1 year	25,321	548 -		24,773
After 1 but within 5 years	11,789	787	-	11,002
Mortgage backed securities	72,117	1,905	(183)	70,395
Collateralized mortgage obligations	9,871	151	-	9,720

Total debt securities	180,457	4,610	(183)	176,030
FHLB capital stock and other	4,056	1	-	4,055

Total securities available-for-sale	$184,513	$4,611	$(183)	$180,085

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value

March 31, 2004
Municipal bonds
After 1 but within 5 years	$500	$5	$-	$505
After 5 but within 10 years	4,059	150	-	4,209
After 10 years	5,544	101	-	5,645
Mortgage backed securities	3,190	230	-	3,420
Collateralized mortgage obligations	521	15	-	536

Total securities held-to-maturity	$13,814	$501	$-	$14,315

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost(a)	gains	losses	fair value

(in thousands)
December 31, 2003
Municipal bonds
After 1 but within 5 years	$500	$5	$-	$505
After 5 but within 10 years	3,856	124	-	3,980
After 10 years	5,955	99	-	6,054
Mortgage backed securities	3,612	251	-	3,863
Collateralized mortgage obligations	665	15	-	680

Total securities held-to-maturity	$14,588	$494	$-	$15,082

(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

At March 31, 2004 securities with a carrying value and market value of $5.5 million and $5.7 million, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $17.3 million and $17.3 million, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $17.3 million and $17.5 million, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:

	March 31,	December 31,
(in thousands)	2004	2003

Real estate mortgages
1-to-4 family residential	$278,035	$282,766
5-or-more family residential	7,947	8,230
Commercial	114,092	112,673
Land & land development	5,605	2,890
Home equity credit	31,193	30,006
Commercial & industrial	18,028	15,663
Installment & other	2,236	2,213

Total loans, gross	457,136	454,441
Deferred loan origination fees, cost and purchase premium, net	343	408
Allowance for loan losses	(5,178)	(5,198)

Total loans, net	$452,301	$449,651

Impaired loans
	March 31,	December 31,
(in thousands)	2004	2003

With no valuation allowance	$545	$507
With valuation allowance	184	198

Total impaired loans	$729	$705

Valuation allowance	$184	$198

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

Changes in the allowance for loan losses during the three month periods ended March 31, are as follows:

	March 31,
(in thousands)	2004	2003

Balance, beginning of period	$5,198	$5,250
Provision for losses	-	-
Charge-offs	(29)	(4)
Recoveries	9	3

Balance, end of period	$5,178	$5,249

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

	March 31,	December 31,
(in thousands)	2004	2003

Non-accrual loans	$479	$451
Accruing loans past due 90 days or more	1,039	811
Accruing troubled debt restructured loans	-	-

Total non-performing loans	1,518	1,262
Real estate acquired in settlement of loans	-	-

Total non-performing assets	$1,518	$1,262

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

	Three months ended
	March 31,
(in thousands)	2004	2003

Basic	4,197	4,230
Effect of dilutive stock options	137	220

Diluted	4,334	4,450

NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended
	March 31,
(in thousands)	2004	2003

Comprehensive income
Net income	$2,023	$1,827
Net unrealized losses on securities during period	(8)	(172)

Comprehensive income	$2,015	$1,655

The components of other comprehensive income, and related tax effects are as follows:

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount

Three months ended March 31, 2004
Net unrealized losses on securities
available-for-sale arising during the period	$(14)	$4	$(10)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	3	(1)	2

Net unrealized losses on
securities during period	$(11)	$3	$(8)

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount

Three months ended March 31, 2003
Net unrealized losses on securities
available-for-sale arising during the period	$(264)	$90	$(174)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	4	(2)	2

Net unrealized losses on
securities during period	$(260)	$88	$(172)

NOTE 7 – INCOME TAXES

The components of the income tax provision are as follows:

	Three months ended
	March 31,
(in thousands)	2004	2003

Current provision
Federal	1,007	$902
State	-	-

Total	1,007	902
Deferred benefit
Federal	(68)	(75)
State	-	-

Total	(68)	(75)

Income tax provision	$939	$827

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company (“PIC”). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the three month periods ended March 31, 2004 and 2003 are 31.7% and 31.2%, respectively, and reflect the full impact of the Connecticut legislation. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at March 31, 2004 are as follows:

	NewMil	Bank

Leverage ratio	7.61%	7.11%
Tier I risk-based ratio	12.55	11.72
Total risk-based ratio	13.78	12.95

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

NOTE 9 – ISSUANCE OF TRUST PREFERRED SECURITIES

During March 2003, NewMil formed a subsidiary, NewMil Statutory Trust I, a trust formed under the laws of the state of Delaware, and issued $10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. FTN Financial Capital Markets and Keefe Bruyette and Woods, Inc. acted as placement agents in the pooled offering. NewMil owns all of the common securities of the Trust and the Trust has no independent assets or operations, and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by NewMil. The junior subordinated debentures, which are the sole assets of the trust, are unsecured obligations of NewMil and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of NewMil. NewMil does not consolidate the trust, pursuant to FIN 46R, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51”.

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

NOTE 10 - STOCK BASED COMPENSATION

NewMil has stock-option plans, which are described more fully in Note 13 (Stock Options) to Financial Statements in the Company's 2003 Form 10-K. As permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, the Company uses the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock-based employee compensation plans. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment to FASB Statement 123, pro forma net income and earnings per common share information is provided, as if the Company accounted for its employee stock option plans under the fair value method of FAS 123.
The fair value of each option grant was estimated on the date of grant using the Roll-Geske Model for pricing American call options with dividends.

	Three months ended
	March 31,
(net income in thousands)	2004	2003

As reported
Net income	$2,023	$1,827
Earnings per share, diluted	0.47	0.41
Earnings per share, basic	0.48	0.43
Pro forma
Net income	1,948	1,797
Earnings per share, diluted	0.45	0.40
Earnings per share, basic	0.46	0.42
Stock-based employee compensation
cost, net of related taxes, included
in net income
As reported	-	-
Pro forma	75	30

NOTE 11 – RETIREMENT PLANS

NewMil has retirement plans, which are described more fully in Note 8 (Retirement Plans) to Financial Statements in the Company's 2003 Form 10-K. NewMil has a non-contributory defined benefit pension plan (the "Pension Plan") covering all eligible employees. NewMil also provides post-retirement health care and life insurance benefits (the “Other Benefits Plan”) for eligible current retirees and eligible employees. The following are components of net periodic (benefits) cost:

Three Months Ended
	Pension Plan		Other Benefits Plan
(in thousands)	2004	2003	2004	2003

Components of net periodic cost:
Service cost	$-	$-	$4	$4
Interest cost	98	101	11	9
Expected return on plan assets	(120)	(114)	-	-
Amortization of prior service cost	-	3	-	-
Amortization of recognized net loss	3	10	-	-
Amortization of net transition obligation	-	-	4	4

Net periodic benefit (income) cost	$(19)	$-	$19	$17

NewMil Bancorp, Inc. and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of NewMil and its subsidiary should be read in conjunction with NewMil's Annual Report on Form 10-K for the period ended December 31, 2003.

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

Cautionary Statement

This Quarterly Report on Form 10-Q contains and incorporates by reference statements relating to future results of NewMil that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the allowance for loan losses. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within NewMil’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining regulatory approvals when required as well as other risks and uncertainties reported from time to time in NewMil’s filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2004 and 2003

Overview

NewMil earned net income of $2.0 million, or 47 cents per share (diluted), for the quarter ended March 31, 2004 as compared with $1.8 million, or 41 cents per share (diluted), for the quarter ended March 31, 2003. The increase was achieved through a variety of factors, the most important of which was an increase in net interest income and non-interest income offset by increased non-interest expense. Net interest income increased $0.5 million, or 9.2% in 2004 as a result of a $44.1 million increase in average earning assets and a 7 basis point increase in the net interest margin to 4.01% from 3.94% in 2003. The increase in earning assets is due to internal growth. Non-interest expense increased $0.3 million, or 8.1% for the first quarter of 2004, primarily due to higher compensation, marketing and professional services expenses. Credit quality remains strong as evidenced by nonperforming assets at 21 basis points of total assets at March 31, 2004. The return on average shareholders equity was 15.2% for the quarter.

Analysis of net interest and dividend income

Net interest and dividend income increased $549,000, or 9.2%, for the quarter ended March 31, 2004 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets and by an increase in the net interest margin. Average earning assets increased $44.1 million, or 7.3%, over the prior year period as a result of the change in the mix of assets, deposit growth and additional borrowings. Average total borrowings and deposits increased $34.3 million and $6.4 million, respectively, over the prior year period. The net interest margin increased 7 basis points to 4.01% from 3.94% over the prior period. The increase in the net interest margin was due to the decline in the cost of interest-bearing deposits, and the impact on asset/liability re-pricing during 2004 as compared with 2003, and to changes in balance sheet mix resulting from asset growth, offset in part by the declines in yields on earning assets. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended March 31,
	Average		Income/		Average
	Balance		Expense		Yield/Rate
(dollars in thousands)	2004	2003	2004	2003	2004	2003

Loans (a)	$454,333	$374,903	$6,441	$5,977	5.67%	6.38%
Mortgage backed securities (b)	79,315	78,201	891	1,223	4.49	6.26
Other securities (b)(c)	115,570	152,016	1,499	1,539	5.19	4.05

Total earning assets	649,218	605,120	8,831	8,739	5.44	5.78
Other assets	51,281	54,747

Total assets	$700,499	$659,867

NOW accounts	$74,782	$68,155	46	50	0.25	0.29
Money market accounts	156,344	145,997	392	506	1.00	1.39
Savings & other	83,331	79,447	138	209	0.66	1.05
Certificates of deposit	190,187	204,700	1,047	1,466	2.20	2.87

Total interest-bearing deposits	504,644	498,299	1,623	2,231	1.29	1.79
Borrowings	90,871	56,616	698	547	3.07	3.87

Total interest-bearing funds	595,515	554,915	2,321	2,778	1.56	2.00
Demand deposits	47,100	42,582
Other liabilities	4,511	8,005
Shareholders' equity	53,373	54,365

Total liabilities & shareholders' equity	$700,499	$659,867

Net interest income			$6,510	$5,961
Spread on interest-bearing funds					3.88	3.78
Net interest margin (d)					4.01	3.94

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Three months ended March 31,	2004 versus 2003
(in thousands)	Change in interest due to

	Volume	Rate	Net

Interest-earning assets:
Loans	$1,174	$(710)	$464
Mortgage backed securities	17	(349)	(332)
Other securities	(134)	94	(40)

Total	1,057	(965)	92

Interest-bearing liabilities:
Deposits	(50)	(558)	(608)
Borrowings	280	(129)	151

Total	230	(687)	(457)

Net change to interest income	$827	$(278)	$549

Interest income

Total interest and dividend income increased $92,000 or 1.1%, for the quarter ended March 31, 2004 as compared with the same period a year ago. Loan income increased $464,000, or 7.8%, primarily as a result of higher volumes offset somewhat by a lower yield. Average loans increased $79.4 million, or 21.2%, due to increased loan originations and loan purchases during the period, offset in part by loan repayments. The decrease in the average loan yield, down 71 basis points, was caused by lower interest rates in 2004 and their effect on loan re-pricing and loan re-financing activity, and to a change in portfolio mix resulting from growth in residential mortgage loans. During 2003 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios.

Investment income decreased $372,000 or 13.5%, as a result of lower average volume offset partially by somewhat higher yields as a result in the change in mix of the portfolio over the prior year period. Average securities decreased $35.3 million, or 15.3%.

Interest expense

Interest expense for the quarter ended March 31, 2004 decreased $457,000, or 16.5%, as compared with the prior year period as a result of a significant decline in the average cost of funds, offset in part by deposit growth and higher borrowings. Deposit expense decreased $608,000, or 27.3%, as a result of lower deposit rates, offset somewhat by deposit growth, and changes in deposit mix. Average interest-bearing deposits increased $6.3 million, or 1.3%. The average cost of interest-bearing deposits decreased 50 basis points to 1.29%. Interest expense on borrowings increased $151,000, or 27.6%, primarily due to a result of higher average borrowings, up $34.3 million, offset somewhat by a decline in borrowing cost due to a change in mix, down 80 basis points to 3.07%.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the quarters ending March 31, 2004 and 2003. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. The following table sets forth key ratios for the periods presented.

	March 31,	December 31,	March 31,
(in thousands)	2004	2003	2003

Ratio of allowance for loan losses:
to non-performing loans	341.17%	411.9%	365.02%
to total gross loans	1.1	1.1	1.3
Ratio of non-performing loans
to total loans	0.33	0.28	0.36
Ratio of past-due loans
to total loans	0.74	0.76	0.77

As of March 31, 2004 the ratio of the allowance for loan losses as a percentage to total gross loans remained unchanged from December 31, 2003 and was down somewhat from 1.3% for March 31, 2003. The decline, as compared with March 31, 2003, was primarily due to the growth in residential one-to-four family residential mortgages, which exhibit lower reserve requirements. The ratio of non-performing loans to total loans continued to remain historically low, at 0.33% as of March 31, 2004, compared with 0.28% as of December 31, 2003 and 0.36% as of March 31, 2003. The ratio of past due loans (including non-performing loans) to total loans also remains low at 0.74% as of March 31, 2004 compared with 0.76% as of December 31, 2003 and 0.77% as of March 31, 2003. During the three month period ended March 31, 2004, non-performing loans increased $256,000, or 20.3%, while gross loans increased by $2.6 million, or 0.6%. For additional discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at March 31, 2004.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was examined by the FDIC in July 2003 and by the State of Connecticut’s Department of Banking in June 2002. No additions to the allowance were requested as a result of these examinations.

Non-interest income

The following table details the principal categories of non-interest income.

	March 31,
(in thousands)	2004	2003	Change

Service charges on deposit accounts	$684	$547	$137	25.0%
Gains on sales of mortgage loans, net	40	72	(32)	(44.4)
Loan servicing	10	19	(9)	(47.4)
Increase in cash surrender value of bank-owned life insurance	98	94	4	4.3
Other	85	93	(8)	(8.6)

Total non-interest income	$917	$825	$92	11.2%

The increase in non-interest income for the quarter ended March 31, 2004 as compared to the prior year period resulted primarily from an increase in retail banking fees earned. The increase in the cash surrender value of bank-owned life insurance, when compared to the prior year period, was due to the higher level of the underlying insurance assets over the 2003 period. The decline in gains on sales of mortgage loans during the 2004 period was primarily due to lower volume originated. The Bank originated and sold $2.2 million in residential loans versus $4.3 million during the 2003 period. Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. Loan servicing revenue decreased primarily due to the decline in loan outstandings related to payoffs and refinancing activity in the servicing loan portfolio since the 2003 period. Other non-interest income declined due to lower commissions earned during the period.

Operating expenses

The following table details the principal categories of operating expenses.

	March 31,
(in thousands)	2004	2003	Change

Salaries and benefits	$2,466	$2,345	$121	5.2%
Occupancy	402	399	3	0.8
Equipment	328	318	10	3.1
Professional, collection and OREO	297	173	124	71.7
Postage and telecommunications	131	133	(2)	(1.5)
Printing and office supplies	101	98	3	3.1
Marketing	121	45	76	168.9
Service bureau	94	107	(13)	(12.1)
Amortization of intangibles	49	61	(12)	(19.7)
Other	476	453	23	5.1

Total operating expenses	$4,465	$4,132	$333	8.1%

The increase in operating expenses was primarily due to an increase in compensation expense for the quarter ended March 31, 2004 as compared with the prior year period.  The increase in compensation was due primarily to higher bonus accrual costs, higher salaries, as well as decrease in deferred loan origination compensation expense, due to decrease loan origination activity.  The increase in equipment expense was primarily due to higher equipment and computer maintenance contracts expenses offset partially by lower depreciation expense on computer hardware and software. The increase in professional, collection and OREO expenses was primarily due to additional consulting and professional services in the areas of financial administration, deposit operations and information technology, offset somewhat by lower loan collection costs during the 2004 period. Marketing expense during the period increased primarily due to various advertising campaigns introducing new checking and loan services to customers. Other expenses increased in various categories primarily related to ATM card activity, meals and travel expenditures and expenses related to credit report requests. Service bureau expenditures decreased primarily due to lower costs related to check item research. Also providing a benefit during the 2004 is the reduction in the amortization of intangibles expense when compared to the prior period.

Income taxes

Net income for the quarter included an income tax provision of $939,000 representing a 31.7% effective rate, as compared with a provision of $827,000 a year ago, representing a 31.2% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters.

FINANCIAL CONDITION

Overview

For the three-month period ended March 31, 2004 total assets grew $10.3 million, or 1.5%, to $714.4 million. The increase resulted from a $14.1 million increase in federal funds sold and $2.7 million increase in net loans, offset by a $6.1 million decline in cash and due from banks. Securities were unchanged. On the liability side deposits, retail repurchase agreements and Federal Home Loan Bank advances increased by $0.7 million, $1.7 million, and $5.3 million, respectively. Non-performing assets continue to remain very low, measured as a percentage of total assets. For the quarter non-performing assets increased $0.3 million to $1.5 million, or 0.21% of total assets as of March 31, 2004.

Securities & Overnight Fed Funds Sold

For the three month period ended March 31, 2004 securities remained substantially unchanged at $199.1 million. Securities purchases of $25.2 million during the period were offset by repayments of mortgage-backed securities and other securities of $25.1 million and a decrease in unrealized securities holding gains. Securities purchases for the period included $20.2 million of fixed and adjustable rate mortgage-backed securities and $5.0 million of fixed rate Agency notes.

NewMil's securities portfolio consists of US Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs) and Federal Home Loan Bank stock. At March 31, 2004, the portfolio had a projected weighted average duration and life of 2.8 years and 3.3 years, respectively, based on median projected prepayment speeds at current interest rates. At March 31, 2004, securities totaling $185.3 million, or 93.1%, were classified as available-for-sale and securities totaling $13.8 million, or 6.9%, were classified as held-to-maturity.

Loans

During the three month period ended March 31, 2004 net loans increased $2.7 million, or 0.6%. Loan originations, advances and loan purchases totaled $29.9 million, while loan repayments were $27.3 million. The ratio of loans to assets decreased slightly during the quarter to 63.3% at March 31, 2004, compared with 63.9% at December 31, 2003, though up from 56.9% a year ago at March 31, 2003. Towards the end of 2002 and through the second quarter of 2003 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios. In addition, NewMil originated and sold in the secondary market $2.2 million of residential mortgage loans during the three month period ending March 31, 2004. Major loan classifications are as follows:

	March 31,	December 31,
(in thousands)	2004	2003

Real Estate Mortgages:
Residential
1-to-4 family	$278,035	$282,766
5-or-more family	7,947	8,230
Commercial	114,092	112,673
Land & land development	5,605	2,890
Home equity credit	31,193	30,006

Total mortgage loans	436,872	436,565
Commercial and industrial	18,028	15,663
Installment and other	2,236	2,213

Total loans, gross	457,136	454,441
Deferred loan origination fees and purchase premium, net	343	408
Allowance for loan losses	(5,178)	(5,198)

Total loans, net	$452,301	$449,651

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

Non-performing assets

The composition of non-performing assets is as follows:

	March 31,	December 31,
(in thousands)	2004	2003

Non-accruing loans	$479	$451
Accruing loans past due
90 days or more	1,039	811
Accruing restructured loans	-	-

Total non-performing loans	1,518	1,262
OREO, net	-	-

Total non-performing assets	$1,518	$1,262

Percent of total assets	0.21%	0.18%

During the three month period ended March 31, 2004 non-performing assets increased $256,000 to $1.5 million. Non-performing assets continue to remain historically low at only 0.21% of total assets at March 31, 2004, compared with 0.18% at December 31, 2003. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and prudent credit policy.

In addition to non-performing assets, at March 31, 2004 NewMil had $1.3 million of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings

During the period deposits and retail repurchase agreements grew $0.7 million and $1.7 million, respectively, to $558.8 million and $11.1 million, respectively, and Federal Home Loan Bank advances increased $5.3 million.

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

Operating activities for the three-month period ended March 31, 2004 provided net cash of $3.0 million. Investing activities utilized net cash of $2.9 million, principally for securities purchases and net loan advances, offset in part by security repayments and maturities. Financing activities provided net cash of $7.8 million, principally, $2.4 million from an increase in deposits and repurchase agreements and $5.3 million from a net increase in FHLB advances, offset primarily by cash dividends paid and treasury stock purchases.

At March 31, 2004, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $292 million, to net deposits and short term unsecured liabilities, was 49.3%, well in excess of NewMil's minimum guideline of 15%.

At March 31, 2004, NewMil had outstanding commitments to fund new loan originations of $43.2 million, construction mortgage commitments of $13.0 million and unused lines of credit of $45.4 million. These commitments can be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the period ended March 31, 2004 shareholders' equity increased $2.1 million to $54.4 million and book value per share increased $0.12 to $12.90. Increasing shareholders' equity were net income of $2.0 million, or $0.47 per share (diluted), stock option exercise proceeds of $0.9 million and a tax benefit from the exercise of non-qualified stock options of $60,000. Primarily reducing shareholders’ equity were treasury stock purchases of $0.2 million, dividend payments of $0.6 million and other comprehensive income of $8,000 (a net decrease in the unrealized holding gains on securities available-for-sale, net of taxes).

Capital requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 2004 NewMil's Tier 1 Leverage Capital ratio was 7.61% and its Tier 1 and Total Risk-Based Capital ratios were 12.55% and 13.78%, respectively. At March 31, 2004 the Bank's Tier 1 Leverage Capital ratio was 7.11% and its Tier 1 and Total Risk-Based Capital ratios were 11.72% and 12.95%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier I Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

Impact of New Accounting Pronouncements

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” This staff accounting bulletin deals with loan commitments accounted for as derivative instruments and requires that fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. NewMil periodically enters into such commitments with customers in connection with residential mortgage loan applications. At March 31, 2004 there were no loans held for sale.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Share-Based Payment: an amendment of FASB No. 123 and 95.” This proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. A final statement is expected to be issued during the fourth quarter of 2004 and will be effective as of January 1, 2005. Management does not expect the adoption of this exposure draft to be materially different from the pro-forma impact disclosed under SFAS No. 123.

In December 2003, the FASB revised SFAS No. 132, “Employer Disclosures about Pensions and Other Post-retirement Benefits”. This statement retains the disclosures required by the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension and post-retirement plans. In addition, this statement requires interim period disclosure of the components of net periodic benefit cost and contributions if significantly different from previously reported amounts. NewMil adopted the interim disclosure provisions of this statement as of March 31, 2004 (see Note 11).

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” permits deferring the recognition of the new Medicare provisions' impact due to lack of specific authoritative guidance on accounting for the federal subsidy. NewMil has elected to defer accounting for the effects of this new legislation until the specific authoritative guidance is issued. Accordingly, the post-retirement benefit obligations and net periodic costs reported in the accompanying financial statements do not reflect the impact of this legislation. The accounting guidance, when issued, could require changes to previously reported financial information. NewMil anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, the adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity of NewMil.

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

NewMil manages interest rate risk through an Asset Liability Committee comprised of representatives from senior management and the Board of Directors. The objective of interest rate risk management is to achieve and maintain a high and stable net interest margin under changing interest rate environments. NewMil seeks to manage interest rate risk within limits approved by the Board of Directors. NewMil monitors exposure to interest rate risk on a quarterly basis using earnings simulation analysis and gap analysis. Earnings simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios as compared with current interest rates. Balance sheet gap analysis identifies short-, medium- and long-term interest rate positions or exposure. NewMil's interest rate risk has not significantly changed from December 31, 2003. For additional information, refer to “Asset/Liability Management and Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in NewMil's 2003 Annual Report.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

NewMil maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in NewMil’s reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NewMil’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.

Within 90 days prior to the date of this report, NewMil carried out an evaluation, under the supervision and with the participation of the NewMil’s management, including NewMil’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the NewMil’s disclosure controls and procedures. Based on the foregoing evaluation, NewMil’s Chief Executive Officer and Chief Financial Officer concluded that the NewMil’s disclosure controls and procedures were effective.

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

Item 2.       CHANGES IN SECURITIES USE OF PROCEEDS AND ISSUERS PURCHASES OF EQUITY SECURITIES

(a) –(d) None
(e)

	Total # Shares	Average
	Purchased	Price

January 2004	-	$-
February 2004	2,000	28.25
March 2004	5,500	27.86

Total number of shares purchased during
period as part of a publicly announced repurchase program	7,500	$27.96

Maximum remaining shares available to be purchased under the announced plan	126,616

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

Item 3.       DEFAULTS UPON SENIOR SECURITIES

   None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholder’s meeting was held on April 28, 2004. The following matters were considered and voted on, as certified by the election officer at the annual meeting:

	Votes For	Votes Against	Votes Withheld

Director Election
Laurie G. Gonthier, for 3 year term	3,324,443	-	-

Director Election
Paul N. Jaber, for 3 year term	3,630,857	-	-

Director Election
Robert J. McCarthy, for 3 year term	3,580,667	-	-

Director Election
Suzanne L. Powers, for 3 year term	3,520,034	-	-

Amendments to the Corporation’s 1986
Stock Option and Incentive Plan
for Key Officers and Employees	2,083,479	419,720	29,237

Amendments to the Corporation’s 1992
Stock Option Plan for
Outside Directors	2,040,304	463,903	28,228

Ratification of
PricewaterhouseCoopers, LLP
As auditors	3,584,308	51,375	15,482

Item 5.       OTHER INFORMATION
   None

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.24 Change in Control Agreement between NewMil Bancorp and Roberta Reed
10.25 Change in Control Agreement between NewMil Bancorp and William Starbuck
11.1 Statement regarding Computation of Net Income Per Common Share.
31.1 Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Chief Financial Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Current Reports on Form 8-K.
•Current Report on Form 8-K, dated April 21, 2004, announcing earnings for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           NEWMIL BANCORP, INC.

May 4, 2004       by /s/ Francis J. Wiatr
           Francis J. Wiatr,
           Chairman, President and CEO

May 4, 2004       by /s/ B. Ian McMahon
           B. Ian McMahon,
           Chief Financial Officer

