Form 10-Q
period 2004-06-30
NEWMIL BANCORP INC
filed 2004-08-06
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X] No [ ]

The number of shares of Common Stock outstanding as of June 30, 2004, is 4,208,306.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
(dollars in thousands)	2004	2003

ASSETS
Cash and due from bank	$24,093	$22,524
Federal funds sold	5,854	-

Total cash and cash equivalents	29,947	22,524
Securities
Available-for-sale at market	179,486	184,513
Held-to-maturity at amortized cost
(fair value: $13,488 and $15,082)	13,227	14,588
Loans (net of allowance for loan losses: $5,165 and $5,198)	474,941	449,651
Bank premises and equipment, net	7,527	7,594
Accrued interest income	3,351	3,711
Intangible assets (net of accumulated amortization: $1,366 and $1,268)	8,601	8,700
Bank-owned life insurance	10,714	10,480
Other assets	2,962	2,281

Total Assets	$730,756	$704,042

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$65,830	$49,813
NOW accounts	89,011	76,524
Money market	152,723	155,911
Savings and other	88,413	84,660
Certificates of deposit	188,719	191,260

Total deposits	584,696	558,168
Federal Home Loan Bank advances	70,403	70,247
Repurchase agreements	8,932	9,317
Long-term debt	9,776	9,746
Accrued interest and other liabilities	3,764	4,258

Total Liabilities	677,571	651,736

Commitments and contingencies	-	-

Shareholders' Equity
Common stock - $.50 per share par value
Authorized: 20,000,000
Shares issued: 5,990,138	2,995	2,995
Paid-in capital	41,901	42,142
Retained earnings	30,581	27,844
Accumulated other comprehensive income, net	739	2,913
Treasury stock, at cost: 1,781,832 and 1,897,277 shares	(23,031)	(23,588)

Total Shareholders' Equity	53,185	52,306

Total Liabilities and Shareholders' Equity	$730,756	$704,042

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30
	2004	2003	2004	2003

Interest and dividend income
Interest and fees on loans	$6,366	$6,148	$12,807	$12,125
Interest and dividends on securities	2,321	2,502	4,704	5,152
Interest on federal funds sold	10	106	17	218

Total interest and dividend income	8,697	8,756	17,528	17,495

Interest expense
Deposits	1,606	2,101	3,228	4,332
Borrowed funds	695	706	1,394	1,253

Total interest expense	2,301	2,807	4,622	5,585

Net interest and dividend income	6,396	5,949	12,906	11,910
Provision for loan losses	-	-	-	-

Net interest and dividend income after provision for loan losses	6,396	5,949	12,906	11,910

Non-interest income
Service charges on deposit accounts	746	659	1,430	1,206
Gains on sales of mortgage loans, net	68	42	108	114
Loan servicing fees	10	17	20	36
Other	188	192	371	379

Total non-interest income	1,012	910	1,929	1,735

Non-interest expense
Salaries and benefits	2,419	2,355	4,885	4,700
Occupancy	403	387	805	786
Equipment	338	354	666	672
Marketing	100	61	221	106
Postage and telecommunications	157	142	288	275
Printing and office supplies	113	87	214	185
Professional, collections and OREO	217	217	514	390
Service bureau	98	93	192	200
Amortization of intangibles	49	61	98	122
Other	492	453	968	906

Total non-interest expense	4,386	4,210	8,851	8,342

Income before income taxes	3,022	2,649	5,984	5,303
Income tax provision	960	828	1,899	1,655

Net income	$2,062	$1,821	$4,085	$3,648

Per common share
Diluted earnings	$0.48	$0.42	$0.94	$0.83
Basic earnings	0.49	0.45	0.97	0.88
Cash dividends	0.17	0.15	0.32	0.30

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)
						Accumulated other
	Common Stock		Paid-in	Retained	Treasury	comprehensive	Total
(dollars in thousands)	Shares	Amount	capital	earnings	stock	income	shareholders' equity

Balances at December 31, 2002	5,990,138	$2,995	$42,297	$22,793	$(19,628)	$5,779	$54,236
Net income for period	-	-	-	3,648	-	-	3,648
Net unrealized loss on securities available-for-sale, net of taxes	-	-	-	-	-	(1,245)	(1,245)

Total comprehensive income							2,403

Cash dividends paid	-	-	-	(1,250	-	-	(1,250)
Exercise of stock options	-	-	(147	-	466	-	319
Common stock issued	-	-	11	-	16	-	27
Tax benefit from exercise of non-qualified stock options	-	-	19	-	-	-	19
Common stock repurchased	-	-	-	-	(4,233)	-	(4,233)

Balances at June 30, 2003	5,990,138	$2,995	$42,180	$25,191	$(23,379)	$4,534	$51,521

Balances at December 31, 2003	5,990,138	$2,995	$42,142	$27,844	$(23,588)	$2,913	$52,306
Net income for period	-	-	-	4,085	-	-	4,085
Net unrealized loss on securities
available for sale net of taxes	-	-	-	-	-	(2,174)	(2,174)

Total comprehensive income							1,911

Cash dividends paid	-	-	-	(1,348	-	-	(1,348)
Exercise of stock options	-	-	(313	-	1,268	-	955
Tax benefit from exercise of non-qualified stock options	-	-	72	-	-	-	72
Common stock repurchased	-	-	-	-	(711)	-	(711)

Balances at June 30, 2004	5,990,138	$2,995	$41,901	$30,581	$(23,031)	$739	$53,185

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended
	June 30,
(unaudited, in thousands)	2004	2003

Operating Activities
Net income	$4,085	$3,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	-
Provision for depreciation and amortization	418	464
Amortization of intangible assets	98	122
Amortization of issuance cost on long term debt	30	16
Amortization and accretion of securities premiums and (discounts), net	147	198
Gains on sales of mortgage loans, net	(108)	(114)
Mortgage loans originated for sale	(6,430)	(7,052)
Proceeds from sales of mortgage loans	6,538	7,166
Tax benefit from exercise of non-qualified stock options	72	19
Deferred income tax provision	(135)	(148)
Increase in BOLI cash surrender value	(197)	(188)
Decrease (increase) in accrued interest income	359	(59)
Increase (decrease) in other liabilities	45	(574)
(Increase) decrease in other assets, net	(4)	217

Net cash provided by operating activities	4,918	3,715

Investing Activities
Purchases of securities available-for-sale	(6,164)	(10,011)
Purchases of mortgage backed securities available-for-sale	(39,932)	(5,057)
Proceeds from maturities and principal repayments of securities	36,170	1,427
Principal collected on mortgage-backed securities	12,876	28,835
Loan advances, net	(25,290)	(73,033)
Purchases of Bank premises and equipment, net	(350)	(857)

Net cash utilized by investing activities	(22,690)	(58,696)

Financing Activities
Net increase in deposits	26,528	18,155
Net (decrease) increase in repurchase agreements	(385)	217
FHLB advances (repayments), net	156	(4,569)
Issuance of long-term debt	-	9,700
Common Stock repurchased	(711)	(4,233)
Proceeds from Common Stock reissued	-	27
Cash dividends paid	(1,348)	(1,250)
Proceeds from exercise of stock options	955	319

Net cash provided by financing activities	25,195	18,366

Increase (decrease) in cash and cash equivalents	7,423	(36,615)
Cash and federal funds sold, beginning of period	22,524	84,790

Cash and federal funds sold, end of period	$29,947	$48,175

Cash paid during period
Interest to depositors	$3,243	$4,345
Interest on borrowings	1,365	1,264
Income taxes paid	1,702	1,735

See accompanying notes to consolidated financial statements.

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three month and six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2003.

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

Impact of New Accounting Pronouncements

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” This staff accounting bulletin requires that mortgage loan interest rate loan commitments for loans that will be held for sale, be accounted for as derivative instruments and requires fair-value measurement of such derivatives when fair value can be determined based on observable market data. NewMil periodically enters into such commitments with customers in connection with residential mortgage loan applications. At March 31, 2004 there were no such loans, which were to be held for sale. The adoption of this staff accounting bulletin is not expected to have a material impact on results of operations, financial position, or liquidity of NewMil.

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

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”), permits a one time deferral of recognition of the new Medicare provisions' impact. NewMil had elected to defer accounting for the effects of this new legislation. Accordingly, the post-retirement benefit obligations and net periodic costs reported in the accompanying financial statements do not reflect the impact of this legislation. In May 2004, FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued which superceded FSP 106-1 and provides accounting guidance on implementing the effects of the Act. NewMil anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, does not deem the effects of the Act to be a significant event as defined in SFAS No. 106, and therefore, effects of the Act will be incorporated in the next measurement of plan assets and obligations otherwise required by SFAS No. 106. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity of NewMil.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:
		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost

June 30, 2004
U.S. Government Agency notes
Within 1 year	$30,581	$507	$-	$30,074
After 1 but within 5 years	19,747	-	(233)	19,980
Corporate Bonds
Within 1 year	18,416	438	-	17,978
After 1 but within 5 years	2,108	91	-	2,017
Mortgage backed securities	98,542	1,496	(1,186)	98,232
Collateralized mortgage obligations	4,861	53	(39)	4,847

Total debt securities	174,255	2,585	(1,458)	173,128
FHLB capital stock and other	5,231	1	-	5,230

Total securities available-for-sale	$179,486	$2,586	$(1,458)	$178,358

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost

December 31, 2003
U.S. Government Agency notes
Within 1 year	$20,431	$421	$-	$20,010
After 1 but within 5 years	40,928	798	-	40,130
Corporate Bonds
Within 1 year	25,321	548	-	24,773
After 1 but within 5 years	11,789	787	-	11,002
Mortgage backed securities	72,117	1,905	(183)	70,395
Collateralized mortgage obligations	9,871	151	-	9,720

Total debt securities	180,457	4,610	(183)	176,030
FHLB capital stock and other	4,056	1	-	4,055

Total securities available-for-sale	$184,513	$4,611	$(183)	$180,085

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value

June 30, 2004
Municipal bonds
After 1 but within 5 years	$500	$5	$(4)	$501
After 5 but within 10 years	4,059	76	-	4,135
After 10 years	5,540	10	(16)	5,534
Mortgage backed securities	2,788	180	-	2,968
Collateralized mortgage obligations	340	10	-	350

Total securities held-to-maturity	$13,227	$281	$(20)	$13,488

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value

December 31, 2003
Municipal bonds
After 1 but within 5 years	$500	$5	$-	$505
After 5 but within 10 years	3,856	124	-	3,980
After 10 years	5,955	99	-	6,054
Mortgage backed securities	3,612	251	-	3,863
Collateralized mortgage obligations	665	15	-	680

Total securities held-to-maturity	$14,588	$494	$-	$15,082

(a)	Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

At June 30, 2004 securities with a carrying value and market value of $5.5 million and $5.6 million, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $16.8 million and $16.8 million, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $16.9 million and $17.0 million, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:

	June 30,	December 31,
(in thousands)	2004	2003

Real estate mortgages
1-to-4 family residential	$294,706	$282,766
5-or-more family residential	7,276	8,230
Commercial	117,058	112,673
Land & land development	5,384	2,890
Home equity credit	31,778	30,006
Commercial & industrial	21,047	15,663
Installment & other	2,268	2,213

Total loans, gross	479,517	454,441
Deferred loan origination fees, cost and purchase premium, net	589	408
Allowance for loan losses	(5,165)	(5,198)

Total loans, net	$474,941	$449,651

Impaired loans
	June 30,	December 31,
(in thousands)	2004	2003

With no valuation allowance	$430	$507
With valuation allowance	378	198

Total impaired loans	$808	$705

Valuation allowance	$303	$198

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

Changes in the allowance for loan losses during the six month periods ended June 30, are as follows:
	June 30,
(in thousands)	2004	2003

Balance, beginning of period	$5,198	$5,250
Provision for losses	-	-
Charge-offs	(47)	(8)
Recoveries	14	3

Balance, end of period	$5,165	$5,245

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:
	June 30,	December 31,
(in thousands)	2004	2003

Non-accrual loans	$475	$451
Accruing loans past due 90 days or more	1,031	811
Accruing troubled debt restructured loans	-	-

Total non-performing loans	1,506	1,262
Real estate acquired in settlement of loans	-	-

Total non-performing assets	$1,506	$1,262

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003

Basic	4,215	4,092	4,206	4,161
Effect of dilutive stock options	117	219	128	212

Diluted	4,332	4,311	4,334	4,373

NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003

Comprehensive income
Net income	$2,062	$1,821	$4,085	$3,648
Net unrealized losses on securities during period	(2,166)	(1,073)	(2,174)	(1,245)

Comprehensive income	$(104)	$748	$1,911	$2,403

The components of other comprehensive income, and related tax effects are as follows:

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount

Three months ended June 30, 2004
Net unrealized losses on securities
available-for-sale arising during the period	$(3,286)	$1,117	$(2,169)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	4	(1)	3

Net unrealized losses on
securities during period	$(3,282)	$1,116	$(2,166)

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount

Three months ended June 30, 2003
Net unrealized losses on securities
available-for-sale arising during the period	$(1,632)	$555	$(1,077)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	6	(2)	4

Net unrealized losses on
securities during period	$(1,626)	$553	$(1,073)

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount

Six months ended June 30, 2004
Net unrealized losses on securities
available-for-sale arising during the period	$(3,300)	$1,121	$(2,179)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	7	(2)	5

Net unrealized losses on
securities during period	$(3,293)	$1,119	$(2,174)

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount

Six months ended June 30, 2003
Net unrealized losses on securities
available-for-sale arising during the period	$(1,896)	$645	$(1,251)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	10	(4)	6

Net unrealized losses on
securities during period	$(1,886)	$641	$(1,245)

NOTE 7 – INCOME TAXES

The components of the income tax provision are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2004	2003	2004	2003

Current provision
Federal	$1,027	$901	$2,034	$1,803
State	-	-	-	-

Total	1,027	901	2,034	1,803

Deferred benefit
Federal	(67)	(73)	(135)	(148)
State	-	-	-	-

Total	(67)	(73)	(135)	(148)

Income tax provision	$960	$828	$1,899	$1,655

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company (“PIC”). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the six month periods ended June 30, 2004 and 2003 are 31.7% and 31.2%, respectively, and reflect the full impact of the Connecticut legislation. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at June 30, 2004 are as follows:

	NewMil	Bank

Leverage ratio	7.61%	7.31%
Tier I risk-based ratio	12.56	12.07
Total risk-based ratio	13.77	13.28

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

NOTE 9 – LONG TERM DEBT

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

	Three months ended		Six months ended
	June 30,		June 30,
(net income in thousands)	2004	2003	2004	2003

As reported
Net income	$2,062	$1,821	$4,085	$3,648
Earnings per share, diluted	0.48	0.42	0.94	0.83
Earnings per share, basic	0.49	0.45	0.97	0.88
Pro forma
Net income	1,965	1,791	3,913	3,587
Earnings per share, diluted	0.45	0.42	0.90	0.82
Earnings per share, basic	0.47	0.44	0.93	0.86
Stock-based employee compensation
cost, net of related taxes, included in net income
As reported	-	-	-	-
Pro forma	97	30	172	61

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

Three Months Ended June 30	Pension Plan		Other Benefits Plan
(in thousands)	2004	2003	2004	2003

Components of net periodic cost:
Service cost	$-	$-	$4	$4
Interest cost	98	101	11	9
Expected return on plan assets	(120)	(114)	-	-
Amortization of prior service cost	-	3	-	-
Amortization of recognized net loss	3	10	-	-
Amortization of net transition obligation	-	-	4	4

Net periodic benefit (income) cost	$(19)	$-	$19	$17

Six Months Ended June 30	Pension Plan		Other Benefits Plan
(in thousands)	2004	2003	2004	2003

Components of net periodic cost:
Service cost	$-	$-	$8	$8
Interest cost	196	202	22	18
Expected return on plan assets	(240)	(228)	-	-
Amortization of prior service cost	-	6	-	-
Amortization of recognized net loss	6	20	-	-
Amortization of net transition obligation	-	-	8	8

Net periodic benefit (income) cost	$(38)	$-	$38	$34

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

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2004 and 2003

Overview

NewMil earned net income of $2.1 million, or $0.48 cents per share (diluted), for the quarter ended June 30, 2004 as compared with $1.8 million, or $0.42 cents per share (diluted), for the quarter ended June 30, 2003. The increase was achieved through a variety of factors, the most important of which was an increase in net interest income and non-interest income offset by increased non-interest expense. Net interest income increased $0.4 million, or 7.5% in 2004 as a result of a $41.0 million increase in average earning assets and a 4 basis point increase in the net interest margin to 3.85% from 3.81% in 2003. The increase in earning assets is due to internal growth. Non-interest income increased $0.1 million to $1.0 million in the quarter ended June 30, 2004, when compared to $0.9 million in the prior year quarter. The increase was primarily attributable to increased fees collected from deposit accounts and an increase in loan sale gains from residential real estate loans. Non-interest expense increased $0.1 million, or 4.2% for the second quarter of 2004, primarily due to higher compensation, marketing and professional services expenses. Credit quality remains strong as evidenced by nonperforming assets at 21 basis points of total assets at June 30, 2004. The return on average shareholders equity was 15.3% for the quarter.

Analysis of net interest and dividend income

Net interest and dividend income increased $0.4 million, or 7.5%, for the quarter ended June 30, 2004 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets and to a lesser degree an increase in the net interest margin. Average earning assets increased $41.0 million, or 6.6%, over the prior year period as a result of the change in the mix of assets and deposits as well as additional borrowings. Average total borrowings and deposits increased $22.7 million while average deposit levels decreased $1.4 million, over the prior year period. The net interest margin increased 4 basis points to 3.85% from 3.81% over the prior period. The increase in the net interest margin was due to the decline in the cost of interest-bearing deposits, and the impact on asset/liability re-pricing during 2004 as compared with 2003, and to changes in balance sheet mix resulting from asset growth, offset in part by the declines in yields on earning assets. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended June 30,	Average		Income/		Average
	Balance		Expense		Yield/Rate
(dollars in thousands)	2004	2003	2004	2003	2004	2003

Loans (a)	$468,621	$405,313	$6,366	$6,148	5.43%	6.07%
Mortgage backed securities (b)	91,213	68,480	928	1,075	4.07	6.28
Other securities (b)(c)	105,249	150,276	1,403	1,533	5.33	4.08

Total earning assets	665,083	624,069	8,697	8,756	5.23	5.61

Other assets	48,185	56,532

Total assets	$713,268	$680,601

NOW accounts	$80,567	$76,937	50	55	0.25	0.29
Money market accounts	155,367	149,320	389	492	1.00	1.32
Savings & other	87,233	84,870	144	198	0.66	0.93
Certificates of deposit	188,652	202,096	1,023	1,356	2.17	2.68

Total interest-bearing deposits	511,819	513,223	1,606	2,101	1.26	1.64
Borrowings	89,745	66,998	695	706	3.10	4.22

Total interest-bearing funds	601,564	580,221	2,301	2,807	1.53	1.94

Demand deposits	53,972	41,299
Other liabilities	3,835	7,266
Shareholders' equity	53,897	51,815

Total liabilities & shareholders' equity	$713,268	$680,601

Net interest income			$6,396	$5,949

Spread on interest bearing funds					3.70	3.67
Net interest margin (d)					3.85	3.81

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Three months ended June 30,	2004 versus 2003
(in thousands)	Change in interest due to

	Volume	Rate	Net

Interest-earning assets:
Loans	$900	$(682)	$218
Mortgage backed securities	296	(444)	(148)
Other securities	(348)	219	(129)

Total	848	(907)	(59)

Interest-bearing liabilities:
Deposits	(59)	(436)	(495)
Borrowings	204	(215)	(11)

Total	145	(651)	(506)

Net change to interest income	$703	$(256)	$447

Interest income

Total interest and dividend income decreased $59,000, for the quarter ended June 30, 2004 as compared with the same period a year ago. Loan income increased $0.2 million, or 3.5%, primarily as a result of higher volumes offset somewhat by a lower yield. Average loans increased $63.3 million, or 15.6%, due to increased loan originations and loan purchases during the period, offset in part by loan repayments.

The decrease in the average loan yield, down 64 basis points, was caused by lower interest rates in 2004 and their effect on loan re-pricing and loan re-financing activity, and to a change in portfolio mix resulting from growth in residential mortgage loans. During 2003 and in 2004, the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios.

Investment income decreased $0.3 million, or 10.6%, as a result of lower average volume and by somewhat lower yields as a result in the change in mix of the portfolio over the prior year period. Average securities decreased $22.3 million, or 10.2%.

Interest expense

Interest expense for the quarter ended June 30, 2004 decreased $0.5 million, or 18.0%, as compared with the prior year period as a result of a significant decline in the average cost of funds, offset in part primarily by higher level of average borrowings. Deposit expense decreased $0.5 million, or 23.6%, as a result of lower deposit rates and by a slight decline in average deposit levels, and changes in deposit mix. Average interest-bearing deposits decreased $1.4 million. The average cost of interest-bearing deposits decreased 38 basis points to 1.26%. Interest expense on borrowings decreased $11,000, or 1.6%, primarily due to a decline in borrowing cost due to a change in mix, down 112 basis points to 3.10%, offset somewhat by higher average borrowings, up $22.7 million, during the period.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the quarters ending June 30, 2004 and 2003. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. The following table sets forth key ratios for the periods presented.

	June 30,	December 31,	June 30,
(in thousands)	2004	2003	2003

Ratio of allowance for loan losses:
to non-performing loans	342.96%	411.89%	391.71%
to total gross loans	1.08	1.14	1.23
Ratio of non-performing loans
to total loans	0.31	0.28	0.31
Ratio of past-due loans
to total loans	0.44	0.76	0.94

As of June 30, 2004 the ratio of the allowance for loan losses as a percentage to total gross loans decreased to 1.08%, from 1.14% at December 31, 2003 and was down from 1.23% for June 30, 2003. The decline, as compared with June 30, 2003, was primarily due to the growth in residential one-to-four family residential mortgages, which exhibit lower reserve requirements. The ratio of non-performing loans to total loans continued to remain historically low, at 0.31% as of June 30, 2004, compared with 0.28% as of December 31, 2003 and 0.31% as of June 30, 2003. The ratio of past due loans (including non-performing loans) to total loans also remains at historically low levels at 0.44% as of June 30, 2004 compared with 0.76% as of December 31, 2003 and 0.94% as of June 30, 2003. During the six month period ended June 30, 2004, non-performing loans increased $0.2 million, or 19.3%, while gross loans increased by $25.3 million, or 5.6%. For additional discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at June 30, 2004.

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

Non-interest income

The following table details the principal categories of non-interest income.

	June 30,
(in thousands)	2004	2003	Change

Service charges on deposit accounts	$746	$659	$87	13.2%
Gains on sales of mortgage loans, net	68	42	26	61.9
Loan servicing	10	17	(7)	(41.2)
Increase in cash surrender value of bank-owned life insurance	99	94	5	5.3
Other	89	98	(9)	(9.2)

Total non-interest income	$1,012	$910	$102	11.2%

The increase in non-interest income for the quarter ended June 30, 2004 as compared to the prior year period resulted primarily from an increase in retail banking fees earned. The increase in the cash surrender value of bank-owned life insurance, when compared to the prior year period, was due to the higher level of the underlying insurance assets over the 2003 period. The increase in gains on sales of mortgage loans during the 2004 period was primarily due to higher volume originated. The Bank originated and sold $4.1 million in residential loans versus $2.7 million during the 2003 period. Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. Loan servicing revenue decreased primarily due to the decline in loan outstandings related to payoffs and refinancing activity in the servicing loan portfolio since the 2003 period. Other non-interest income declined due to lower commissions earned during the period.

Operating expenses

The following table details the principal categories of operating expenses.

	June 30,
(in thousands)	2004	2003	Change

Salaries and benefits	$2,419	$2,355	$64	2.7%
Occupancy	403	387	16	4.1
Equipment	338	354	(16)	(4.5)
Professional, collection and OREO	217	217	-	-
Postage and telecommunications	157	142	15	10.6
Printing and office supplies	113	87	26	29.9
Marketing	100	61	39	63.9
Service bureau	98	93	5	5.4
Amortization of intangibles	49	61	(12)	(19.7)
Other	492	453	39	8.6

Total operating expenses	$4,386	$4,210	$176	4.2%

The increase in operating expenses was primarily due to an increase in compensation expense for the quarter ended June 30, 2004 as compared with the prior year period. The increase in compensation was due primarily to higher year over year salaries increases and additional temporary services required. The increase in occupancy expense was primarily due to higher insurance, utilities, and additional maintenance expenses. Postage and telecommunications expense increased due to higher costs associated with privacy mailings and an increase in statement mailings to deposit customers. Printing and office supplies expense increased primarily due to additional printed material related to our marketing campaigns during the 2004 period. Marketing expense increased during the period due to various advertising campaigns introducing new checking and loan services to customers. Service bureau expenditures increased primarily due to higher costs related to check item research. Other expenses increased in various categories primarily related to appraisal expenses, correspondent bank charges and additional franchise taxes. Providing a benefit during 2004 is the reduction in the amortization of intangibles expense when compared to the prior period. Also during the period was a decrease in equipment expense primarily due to a decrease in the depreciation expense related to computer hardware and software and to a lesser degree lower depreciation on furniture and fixtures.

Income taxes

Net income for the quarter included an income tax provision of $960,000 representing a 31.8% effective rate, as compared with a provision of $828,000 a year ago, representing a 31.2% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters.

RESULTS OF OPERATIONS

For the six month periods ended June 30, 2004 and 2003

Overview

NewMil earned net income of $4.1 million, or $0.94 cents per share (diluted), for the six months ended June 30, 2004 as compared with $3.6 million, or $0.83 cents per share (diluted), for the same period a year ago. The increase was achieved through a variety of factors, the most important of which was an increase in net interest income and non-interest income offset by increased non-interest expense. Net interest income increased $1.0 million, or 8.4% in 2004 as a result of a $41.9 million increase in average earning assets and a 5 basis point increase in the net interest margin to 3.93% from 3.88% in 2003. The increase in earning assets is due to internal growth. Non-interest income increased $0.2 million, or 11.1%, primarily due to increased service charges collected on deposit accounts during the 2004 period. Non-interest expense increased $0.5 million, or 6.1% for the six months period ending June 30, 2004, primarily due to higher compensation, marketing and professional services expenses. The return on average shareholders equity was 15.2% for the first six months of 2004.

Analysis of net interest and dividend income

Net interest and dividend income increased $1.0 million, or 8.4%, for the first six-month period ending June 30, 2004 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets and by an increase in the net interest margin. Average earning assets increased $41.9 million, or 6.8%, over the prior year period as a result of the change in the mix of assets, deposit growth and additional borrowings. Average total borrowings and deposits increased $28.5 million and $2.2 million, respectively, over the prior year period. The net interest margin increased 5 basis points to 3.93% from 3.88% over the prior period. The increase in the net interest margin was due to the decline in the cost of interest-bearing deposits, and the impact on asset/liability re-pricing during 2004 as compared with 2003, and to changes in balance sheet mix resulting from asset growth, offset in part by the declines in yields on earning assets. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Six months ended June 30,	Average		Income/		Average
	Balance		Expense		Yield/Rate
(dollars in thousands)	2004	2003	2004	2003	2004	2003

Loans (a)	$460,951	$390,192	$12,807	$12,125	5.56%	6.21%
Mortgage backed securities (b)	69,839	73,313	1,820	2,296	5.21	6.26
Other securities (b)(c)	125,805	151,143	2,901	3,074	4.61	4.07

Total earning assets	656,595	614,648	17,528	17,495	5.34	5.69

Other assets	49,727	55,643

Total assets	$706,322	$670,291

NOW accounts	$77,435	$72,570	96	105	0.25	0.29
Money market accounts	155,940	147,668	780	998	1.00	1.35
Savings & other	85,196	82,173	282	407	0.66	0.99
Certificates of deposit	189,444	203,391	2,070	2,822	2.19	2.78

Total interest-bearing deposits	508,015	505,802	3,228	4,332	1.27	1.71
Borrowings	90,322	61,835	1,394	1,253	3.09	4.05

Total interest-bearing funds	598,337	567,637	4,622	5,585	1.54	1.97

Demand deposits	50,154	41,937
Other liabilities	4,192	7,632
Shareholders' equity	53,639	53,083

Total liabilities & shareholders' equity	$706,322	$670,289

Net interest income			$12,906	$11,910

Spread on interest-bearing funds					3.80	3.72
Net interest margin (d)					3.93	3.88

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Six months ended June 30,	2004 versus 2003
(in thousands)	Change in interest due to

	Volume	Rate	Net

Interest-earning assets:
Loans	$1,241	$(559)	$682
Mortgage backed securities	(105)	(372)	(477)
Other securities	3	(175)	(172)

Total	1,139	(1,106)	33

Interest-bearing liabilities:
Deposits	19	(1,123)	(1,104)
Borrowings	487	(346)	141

Total	506	(1,469)	(963)

Net change to interest income	$633	$363	$996

Interest income

Total interest and dividend income increased $33,000, to $17.5 million, for the six months period ended June 30, 2004 as compared with the same period a year ago. Loan income increased $0.7 million, or 5.6%, primarily as a result of higher volumes offset somewhat by a lower yield. Average loans increased $70.8 million, or 18.1%, due to increased loan originations and loan purchases during the period, offset in part by loan repayments. The decrease in the average loan yield, down 65 basis points, was caused by lower interest rates in 2004 and their effect on loan re-pricing and loan re-financing activity, and to a change in portfolio mix resulting from growth in residential mortgage loans. During 2003 and 2004 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios.

Investment income decreased $0.6 million, or 12.1%, as a result of lower average volume offset partially by somewhat higher yields as a result in the change in mix of the portfolio over the prior year period. Average securities decreased $28.8 million, or 12.8%.

Interest expense

Interest expense for the six months period ended June 30, 2004 decreased $1.0 million, or 17.2%, as compared with the prior year period as a result of a significant decline in the average cost of funds, offset in part by deposit growth and higher borrowings. Deposit expense decreased $1.1 million, or 25.5%, as a result of lower deposit rates, offset somewhat by deposit growth, and changes in deposit mix. Average interest-bearing deposits increased $2.2 million. The average cost of interest-bearing deposits decreased 44 basis points to 1.27%. Interest expense on borrowings increased $0.1 million, or 11.3%, primarily due to a result of higher average borrowings, up $28.5 million, offset somewhat by a decline in borrowing cost due to a change in mix, down 96 basis points to 3.09%.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the first six months ending June 30, 2004 and 2003. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. For a detailed discussion of the Bank’s allowance for loan losses refer to “Results of Operations- For the three months ended June 30, 2004 and 2003” above.

Non-interest income

The following table details the principal categories of non-interest income.

	June 30,
(in thousands)	2004	2003	Change

Service charges on deposit accounts	$1,430	$1,206	$224	18.6%
Gains on sales of mortgage loans, net	108	114	(6)	(5.3)
Loan servicing	20	36	(16)	(44.4)
Increase in cash surrender value of bank-owned life insurance	197	188	9	4.8
Other	174	191	(17)	(8.9)

Total non-interest income	$1,929	$1,735	$194	11.2%

The increase in non-interest income for the six-month period ended June 30, 2004 as compared to the prior year period resulted primarily from an increase in retail banking fees earned. The increase in the cash surrender value of bank-owned life insurance, when compared to the prior year period, was due to the higher level of the underlying insurance assets over the 2003 period. The decline in gains on sales of mortgage loans during the 2004 period was primarily due to lower volume originated. The Bank originated and sold $6.4 million in residential loans versus $7.1 million during the 2003 period. Secondary market loan sales are generally pre-arranged on a loan-by-loan basis prior to origination and loans are sold with servicing rights released. Loan servicing revenue decreased primarily due to the decline in loan outstandings related to payoffs and refinancing activity in the servicing loan portfolio since the 2003 period. Other non-interest income declined due to lower commissions earned during the period.

Operating expenses

The following table details the principal categories of operating expenses.

	June 30,
(in thousands)	2004	2003	Change

Salaries and benefits	$4,885	$4,700	$185	3.9%
Occupancy	805	786	19	2.4
Equipment	666	672	(6)	(0.9)
Professional, collection and OREO	514	390	124	31.8
Postage and telecommunications	288	275	13	4.7
Printing and office supplies	214	185	29	15.7
Marketing	221	106	115	108.5
Service bureau	192	200	(8)	(4.0)
Amortization of intangibles	98	122	(24)	(19.7)
Other	968	906	62	6.8

Total operating expenses	$8,851	$8,342	$509	6.1%

The increase in operating expenses was primarily due to an increase in compensation, professional, collection and OREO and marketing expenses for the first six months of 2004 as compared with the prior year period. The increase in compensation was due primarily to higher salaries, higher bonus accrual costs, higher 401k expenses, as well as a decrease in deferred loan origination compensation expense, due to decreased loan origination activity when compared to the 2003 period. Offsetting these expense increases were lower health, pension expense (lower pension income) and lower mortgage commissions during the 2004 period. The increase in occupancy expense was attributable to the opening of the Southbury Main Street Branch facility March 31, 2003, where the facilities expense during the 2004 period incurred a six-month period of occupancy costs. The increase in professional, collection and OREO expenses was primarily due to additional consulting in the areas of financial administration, deposit operations and information technology, and to a lesser extent additional legal corporate matters incurred during 2004 and higher professional fees related to audit and accounting expenses. Postage and telecommunications expense increased due to higher costs associated with privacy mailings and an increase in statement mailings to deposit customers. Printing and office supplies expense increased primarily due to additional printed material related to our marketing campaigns during the 2004 period. Marketing expense during the period increased primarily due to various advertising campaigns introducing new checking and loan services to customers. Other expenses increased in various categories primarily related to ATM card activity, franchise taxes and contribution expenses. Also providing a benefit during the 2004 is the reduction in the amortization of intangibles expense when compared to the prior period. Service bureau expenditures also decreased primarily due to lower costs related to check item research.

Income taxes

Net income for the six months ended June 30, 2004 included an income tax provision of $1.9 million, representing a 31.7% effective rate, as compared with a provision of $1,655,000 a year ago, representing a 31.2% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters.

FINANCIAL CONDITION

Overview

For the six-month period ended June 30, 2004 total assets grew $26.7 million, or 3.8%, to $731 million. The increase resulted from a $5.9 million increase in federal funds sold and $25.3 million increase in net loans and a $7.4 million increase in cash and due from banks. Securities decreased by $6.4 million. On the liability side, deposits and Federal Home Loan Bank advances increased by $26.5 million, $156,000, respectively, while retail repurchase agreements decreased $385,000 during the six-month period. Non-performing assets continue to remain very low, measured as a percentage of total assets. For the quarter non-performing assets increased $0.2 million to $1.5 million, or 0.21% of total assets as of June 30, 2004.

Securities & Overnight Fed Funds Sold

For the six-month period ended June 30, 2004 securities decreased $6.4 million to $192.7 million. Securities purchases of $46.1 million during the period were offset by repayments of mortgage-backed securities and other securities of $49.0 million and a decrease in unrealized securities holding gains. Securities purchases for the period included $39.9 million of fixed and adjustable rate mortgage-backed securities, $5.0 million of fixed rate Agency notes and $1.2 million of other investments.

NewMil's securities portfolio consists of US Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs) and Federal Home Loan Bank stock. At June 30, 2004, the portfolio had a projected weighted average duration and life of 3.1 years and 3.5 years, respectively, based on median projected prepayment speeds at current interest rates. At June 30, 2004, securities totaling $179.5 million, or 93%, were classified as available-for-sale and securities totaling $13.2 million, or 7%, were classified as held-to-maturity.

Loans

During the six-month period ended June 30, 2004 net loans increased $25.3 million, or 5.6%. Loan originations, advances and loan purchases totaled $94.0 million, while loan repayments were $68.7 million. The ratio of loans to assets increased slightly during the quarter to 65.0% at June 30, 2004, compared with 63.9% at December 31, 2003, though up from 61.7% a year ago at June 30, 2003. Towards the end of 2003 and through the second quarter of 2004 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios. In addition, NewMil originated and sold in the secondary market $6.4 million of residential mortgage loans during the six-month period ending June 30, 2004. Major loan classifications are as follows:

	June 30,	December 31,
(in thousands)	2004	2003

Real Estate Mortgages:
Residential
1-to-4 family	$294,706	$282,766
5-or-more family	7,276	8,230
Commercial	117,058	112,673
Land & land development	5,384	2,890
Home equity credit	31,778	30,006

Total mortgage loans	456,202	436,565
Commercial and industrial	21,047	15,663
Installment and other	2,268	2,213

Total loans, gross	479,517	454,441
Deferred loan origination fees and purchase premium, net	589	408
Allowance for loan losses	(5,165)	(5,198)

Total loans, net	$474,941	$449,651

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

Non-performing assets

The composition of non-performing assets is as follows:

	June 30,	December 31,
(in thousands)	2004	2003

Non-accruing loans	$475	$451
Accruing loans past due
90 days or more	1,031	811
Accruing restructured loans	-	-

Total non-performing loans	1,506	1,262
OREO, net	-	-

Total non-performing assets	$1,506	$1,262

Percent of total assets	0.21%	0.18%

During the six-month period ended June 30, 2004 non-performing assets increased $244,000, to $1.5 million. Non-performing assets continue to remain historically low at only 0.21% of total assets at June 30, 2004, compared with 0.18% at December 31, 2003. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and prudent credit policy.

In addition to non-performing assets, at June 30, 2004 NewMil had $1.2 million of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings

During the period deposits grew $26.5 million to $584.7 million, Federal Home Loan Bank advances increased slightly by $156,000, while retail repurchase agreements decreased slightly by $385,000 to $8.9 million.

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

Operating activities for the six-month period ended June 30, 2004 provided net cash of $4.9 million. Investing activities utilized net cash of $22.7 million, principally for securities purchases and net loan advances, offset in part by security repayments and maturities. Financing activities provided net cash of $25.2 million, principally, $26.1 million from an increase in deposits and repurchase agreements and $156,000 from a net increase in FHLB advances, as well as $1.0 million as a result of proceeds from stock option exercises, offset primarily by cash dividends paid and treasury stock purchases.

At June 30, 2004, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $304 million, to net deposits and short term unsecured liabilities, was 49.5%, well in excess of NewMil's minimum guideline of 15%.

At June 30, 2004, NewMil had outstanding commitments to fund new loan originations of $32.8 million, construction mortgage commitments of $13.3 million and unused lines of credit of $45.0 million. These commitments can be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the period ended June 30, 2004 shareholders' equity increased $0.9 million to $53.2 million and book value per share decreased $0.14 to $12.64. Increasing shareholders' equity were net income of $4.1 million, or $0.48 per share (diluted), stock option exercise proceeds of $955 million and a tax benefit from the exercise of non-qualified stock options of $72,000. Primarily reducing shareholders’ equity were treasury stock purchases of $0.7 million, dividend payments of $1.3 million and other comprehensive income of $2.2 million (a net decrease in the unrealized holding gains on securities available-for-sale, net of taxes).

Capital requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At June 30, 2004 NewMil's Tier 1 Leverage Capital ratio was 7.61% and its Tier 1 and Total Risk-Based Capital ratios were 12.56% and 13.77%, respectively. At June 30, 2004 the Bank's Tier 1 Leverage Capital ratio was 7.31% and its Tier 1 and Total Risk-Based Capital ratios were 12.07% and 13.28%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier I Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

Impact of New Accounting Pronouncements

In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments.” This staff accounting bulletin requires that mortgage loan interest rate loan commitments for loans that will be held for sale, be accounted for as derivative instruments and requires fair-value measurement of such derivatives when fair value can be determined based on observable market data. NewMil periodically enters into such commitments with customers in connection with residential mortgage loan applications. At March 31, 2004 there were no such loans which were to be held for sale. The adoption of this staff accounting bulletin is not expected to have a material impact on results of operations, financial position, or liquidity of NewMil.

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

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-1”), permits a one time deferral of recognition of the new Medicare provisions' impact. NewMil had elected to defer accounting for the effects of this new legislation. Accordingly, the post-retirement benefit obligations and net periodic costs reported in the accompanying financial statements do not reflect the impact of this legislation. In May 2004, FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued which superceded FSP 106-1 and provides accounting guidance on implementing the effects of the Act. NewMil anticipates its benefit costs after 2006 will be somewhat lower as a result of the new Medicare provisions, however, does not deem the effects of the Act to be a significant event as defined in SFAS No. 106, and therefore, effects of the Act will be incorporated in the next measurement of plan assets and obligations otherwise required by SFAS No. 106. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity of NewMil.

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

Item 2.	CHANGES IN SECURITIES USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) –(d) None

(e)

	Total # Shares	Average
	Purchased	Price

January 2004	-	$-
February 2004	2,000	28.25
March 2004	5,500	27.86
April 2004	3,000	28.84
May 2004	8,000	28.88
June 2004	6,500	28.27

Total number of shares purchased during period as part of a publicly announced repurchase program	25,000	$ 28.27

Maximum remaining shares available to e purchased under the announced plan	111,116

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES

   None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

Item 5.	OTHER INFORMATION

    None

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

.	11.1	Statement regarding Computation of Net Income Per Common Share
.	31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Chief Financial Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
.	32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Current Reports on Form 8-K.
		•Current Report on Form 8-K, dated July 21, 2004, announcing earnings for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMIL BANCORP, INC.

August 2, 2004	by /s/ Francis J. Wiatr
Francis J. Wiatr,
Chairman, President and CEO

August 2, 2004	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer

