Form 10-Q
period 2004-09-30
NEWMIL BANCORP INC
filed 2004-11-08
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes [X] No [ ]

The number of shares of Common Stock outstanding as of September 30, 2004, is 4,200,156.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
(dollars in thousands)	2004	2003
ASSETS
Cash and due from bank	$18,986	$22,524
Federal funds sold	2,444	-
Total cash and cash equivalents	21,430	22,524
Securities
Available-for-sale at market	183,275	184,513
Held-to-maturity at amortized cost (fair value: $13,196 and $15,082)	12,812	14,588
Loans (net of allowance for loan losses: $5,146 and $5,198)	480,447	449,651
Bank premises and equipment, net	7,375	7,594
Accrued interest income	3,236	3,711
Intangible assets (net of accumulated amortization: $1,415 and $1,268)	8,289	8,700
Deferred tax asset, net	404	-
Bank-owned life insurance	10,817	10,480
Other assets	2,325	2,281
Total Assets	$730,410	$704,042

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$66,846	$49,813
NOW accounts	82,386	76,524
Money market	155,514	155,911
Savings and other	85,858	84,660
Certificates of deposit	195,443	191,260
Total deposits	586,047	558,168
Federal Home Loan Bank advances	63,070	70,247
Repurchase agreements	12,491	9,317
Long-term debt	9,791	9,746
Accrued interest and other liabilities	3,962	4,258
Total Liabilities	675,361	651,736
Commitments and contingencies	-	-
Shareholders' Equity
Common stock - $.50 per share par value
Authorized: 20,000,000
Shares issued: 5,990,138	2,995	2,995
Paid-in capital	41,911	42,142
Retained earnings	32,010	27,844
Accumulated other comprehensive income, net	1,478	2,913
Treasury stock, at cost: 1,789,982 and, 897,277 shares	(23,345)	(23,588)
Total Shareholders' Equity	55,049	52,306
Total Liabilities and Shareholders' Equity	$730,410	$704,042

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest and dividend income
Interest and fees on loans	$6,583	$6,483	$19,390	$18,608
Interest and dividends on securities	2,284	2,205	6,988	7,357
Interest on federal funds sold	14	44	31	262
Total interest and dividend income	8,881	8,732	26,409	26,227
Interest expense
Deposits	1,695	1,900	4,923	6,232
Borrowed funds	663	633	1,995	1,829
Repurchase agreements	32	25	94	82
Total interest expense	2,390	2,558	7,012	8,143
Net interest and dividend income	6,491	6,174	19,397	18,084
Provision for loan losses	-	-	-	-
Net interest and dividend income
after provision for loan losses	6,491	6,174	19,397	18,084
Non-interest income
Service charges on deposit accounts	774	683	2,204	1,889
Gains on sales of mortgage loans, net	38	127	146	241
Loan servicing fees	6	15	26	51
Other	211	200	582	579
Total non-interest income	1,029	1,025	2,958	2,760
Non-interest expense
Salaries and employee benefits	2,368	2,479	7,253	7,179
Occupancy	392	411	1,197	1,197
Equipment	334	358	1,000	1,030
Marketing	188	98	409	204
Postage and telecommunications	156	142	444	417
Printing and office supplies	92	87	306	272
Professional, collections and OREO	214	188	728	578
Service bureau	87	99	279	299
Amortization of intangibles	49	61	147	183
Other	496	447	1,464	1,353
Total non-interest expense	4,376	4,370	13,227	12,712
Income before income taxes	3,144	2,829	9,128	8,132
Income tax provision	1,000	890	2,899	2,545
Net income	$2,144	$1,939	$6,229	$5,587

Per common share
Diluted earnings	$0.50	$0.45	$1.44	$1.28
Basic earnings	0.51	0.47	1.48	1.35
Cash dividends	0.17	0.15	0.49	0.45

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Common Stock					Accumulated other comprehensive	Total shareholders
(dollars in thousands)	Shares	Amount	Paid-in capital	Retained Earnings	Treasury Stock	income	equity
Balances at December 31, 2002	5,990,138	$2,995	$42,297	$22,793	$(19,628)	$5,779	$54,236
Net income for period	-	-	-	5,587	-	-	5,587
Net unrealized loss on securities available-for-sale, net of taxes	-	-	-	-	-	(2,177)	(2,177)
Total comprehensive income							3,410
Cash dividends paid	-	-	-	(1,862)	-	-	(1,862)
Exercise of stock options	-	-	(172)	-	521	-	349
Common stock issued	-	-	11	-	16	-	27
Tax benefit from exercise of non-qualified stock options	-	-	19	-	-	-	19
Common stock repurchased	-	-	-	-	(4,498)	-	(4,498)
Balances at September 30, 2003	5,990,138	$2,995	$42,155	$26,518	$(23,589)	$3,602	$51,681
Balances at December 31, 2003	5,990,138	$2,995	$42,142	$27,844	$(23,588)	$2,913	$52,306
Net income for period	-	-	-	6,229	-	-	6,229
Net unrealized loss on securities available-for-sale, net of taxes	-	-	-	-	-	(1,435)	(1,435)
Total comprehensive income							4,794
Cash dividends paid	-	-	-	(2,063)	-	-	(2,063)
Exercise of stock options	-	-	(303)	-	1,295	-	992
Acquisition of treasury stock	-	-	-	-	(1,052)	-	(1,052)
Common stock repurchased	-	-	72	-	-	-	72
Balances at September 30, 2004	5,990,138	$2,995	$41,911	$32,010	$(23,345)	$1,478	$55,049

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended
	September 30,
(unaudited, in thousands)	2004	2003
Operating Activities
Net income	$6,229	$5,587
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	-
Provision for depreciation and amortization	625	711
Amortization of intangible assets	147	183
Amortization of issuance cost on long term debt	45	31
Amortization and accretion of securities premiums and (discounts), net	162	291
Gains on sales of mortgage loans, net	(146)	(241)
Mortgage loans originated for sale	(8,243)	(14,736)
Proceeds from sales of mortgage loans	8,389	14,977
Tax benefit from exercise of non-qualified stock options	72	19
Deferred income tax provision	(205)	(221)
Increase in BOLI cash surrender value	(299)	(281)
Decrease in accrued interest income	475	58
Increase in other liabilities	245	78
Decrease in other assets, net	182	103
Net cash provided by operating activities	7,678	6,559
Investing Activities
Purchases of securities available-for-sale	(11,164)	(10,011)
Purchases of mortgage backed securities available-for-sale	(49,871)	(5,057)
Proceeds from maturities and principal repayments of securities	43,411	10,221
Principal collected on mortgage-backed securities	18,302	42,606
Loan advances, net	(30,797)	(102,487)
Purchases of Bank premises and equipment, net	(406)	(1,199)
Net cash utilized by investing activities	(30,525)	(65,927)
Financing Activities
Net increase in deposits	27,879	9,807
Net increase in repurchase agreements	3,174	1,796
FHLB advances (repayments), net	(7,177)	2,849
Issuance of long-term debt	-	9,700
Common Stock repurchased	(1,052)	(4,498)
Common Stock issued	-	27
Cash dividends paid	(2,063)	(1,862)
Proceeds from exercise of stock options	992	349
Net cash provided by financing activities	21,753	18,168
(Decrease) in cash and cash equivalents	(1,094)	(41,200)
Cash and cash equivalents, beginning of period	22,524	84,790
Cash and cash equivalents, end of period	$21,430	$43,590
Cash paid during period
Interest to depositors	$4,933	$6,254
Interest on borrowings	2,054	1,906
Income taxes paid	2,652	2,535

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2003.

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

Impact of New Accounting Pronouncements

On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 - Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of this staff accounting bulletin is not expected to have a material impact on results of operations, financial position, or liquidity of NewMil.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Share-Based Payment: an amendment of FASB No. 123 and 95.” This proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. A final statement is expected to be issued during the fourth quarter of 2004. In October 2004, the FASB delayed the effective date of this statement to periods beginning after June 15, 2005. Management does not expect the impact of the adoption of this exposure draft to be materially different from the pro forma impacts disclosed under SFAS No. 123.

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

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. In May 2004, FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued which provides accounting guidance on implementing the effects of the Act. NewMil’s postretirement benefit plan does provide prescription drug benefits. NewMil is in the process of reviewing the prescription drug benefits provided under its postretirement benefit plan in order to determine if such benefits are actuarially equivalent to Medicare Part D under the Act. Therefore, NewMil has not yet adopted the provisions of FSP 106-2 and, accordingly, the APBO and net periodic postretirement benefit cost included in its financial statements do not reflect the effects of the Act on the Company’s postretirement benefits plan. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity of NewMil.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 03-1, determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115 (including individual securities and investments in mutual funds) and to investments accounted for under the cost method. The provisions of this EITF were originally effective for reporting periods beginning after June 15, 2004. However, on October 1, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-1-1, deferring the effective date of paragraphs 10-20 of EITF Issue 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairment as required by existing authoritative literature. NewMil adopted the disclosure requirements of EITF 03-1 as of 12/31/03, which were not affected by Staff Position 03-1-1. NewMil does not believe that the application of the recognition guidance in paragraphs 10-20 of EITF Issue 03-1 will have a material impact on NewMil’s consolidated financial statements.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:
		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
September 30, 2004
U.S. Government Agency notes
Within 1 year	$30,298	$251	$-	$30,047
After 1 but within 5 years	24,984	22	28	24,990
Corporate Bonds
Within 1 year	12,285	290	-	11,995
After 1 but within 5 years	1,045	39	-	1,006
Mortgage backed securities	104,632	1,842	251	103,041
Collateralized mortgage obligations	4,800	79	-	4,721
Total debt securities	178,044	2,523	279	175,800
FHLB capital stock and other	5,231	1	-	5,230
Total securities available-for-sale	$183,275	$2,524	$279	$181,030

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
December 31, 2003
U.S. Government Agency notes
Within 1 year	$20,431	$421 $ -		$20,010
After 1 but within 5 years	40,928	798	-	40,130
Corporate Bonds
Within 1 year	25,321	548 -		24,773
After 1 but within 5 years	11,789	787	-	11,002
Mortgage backed securities	72,117	1,905	183	70,395
Collateralized mortgage obligations	9,871	151	-	9,720
Total debt securities	180,457	4,610	183	176,030
FHLB capital stock and other	4,056	1	-	4,055
Total securities available-for-sale	$184,513	$4,611	$183	$180,085

Securities classified as held-to-maturity (carried at amortized cost) were as follows:
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value
September 30, 2004
Municipal bonds
After 1 but within 5 years	$500	$5	$3	$502
After 5 but within 10 years	4,362	133	-	4,495
After 10 years	5,235	78	-	5,313
Mortgage backed securities	2,486	165	-	2,651
Collateralized mortgage obligations	229	6	-	235
Total securities held-to-maturity	$12,812	$387	$3	$13,196

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value
December 31, 2003
Municipal bonds
After 1 but within 5 years	$500	$5	$-	$505
After 5 but within 10 years	3,856	124	-	3,980
After 10 years	5,955	99	-	6,054
Mortgage backed securities	3,612	251	-	3,863
Collateralized mortgage obligations	665	15	-	680
Total securities held-to-maturity	$14,588	$494	$-	$15,082

(a)	Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

At September 30, 2004 securities with a carrying value and market value of $5.5 million and $5.7 million, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $30.2 million and $30.2 million, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $16.7 million and $16.8 million, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:
	September 30,	December 31,
(in thousands)	2004	2003
Real estate mortgages
1-to-4 family residential	$299,892	$282,766
5-or-more family residential	7,221	8,230
Commercial	118,299	112,673
Land & land development	3,602	2,890
Home equity credit	32,531	30,006
Commercial & industrial	21,135	15,663
Installment & other	2,178	2,213
Total loans, gross	484,858	454,441
Deferred loan origination fees, cost and purchase premium, net	735	408
Allowance for loan losses	(5,146)	(5,198)
Total loans, net	$480,447	$449,651

Impaired loans
	September 30,	December 31,
(in thousands)	2004	2003
With no valuation allowance	$232	$507
With valuation allowance	394	198
Total impaired loans	$626	$705
Valuation allowance	$273	$198

NewMil's loans consist primarily of residential and commercial real estate loans located principally in western Connecticut, NewMil's service area. NewMil offers a broad range of loan and credit facilities to borrowers in its service area, including residential mortgage loans, commercial real estate loans, construction loans, working capital loans, and a variety of consumer loans, including home equity lines of credit, and installment and collateral loans. All residential and commercial mortgage loans are collateralized by first or second mortgages on real estate. The ability and willingness of borrowers to satisfy their loan obligations are dependent in large part upon the status of the regional economy and regional real estate market. Accordingly, the ultimate collectability of a substantial portion of the NewMil's loan portfolio and the recovery of a substantial portion of OREO are susceptible to changes in market conditions.

Changes in the allowance for loan losses during the nine-month periods ended September 30, are as follows:

	September 30,
(in thousands)	2004	2003
Balance, beginning of period	$5,198	$5,250
Provision for losses	-	-
Charge-offs	(78)	(32)
Recoveries	26	6
Balance, end of period	$5,146	$5,224

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

	September 30,	December 31,
(in thousands)	2004	2003
Non-accrual loans	$441	$451
Accruing loans past due 90 days or more	740	811
Accruing troubled debt restructured loans	-	-
Total non-performing loans	1,181	1,262
Real estate acquired in settlement of loans	-	-
Total non-performing assets	$1,181	$1,262

Real estate acquired in settlement of loans includes collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Basic	4,206	4,086	4,206	4,136
Effect of dilutive stock options	115	207	124	218
Diluted	4,321	4,293	4,330	4,354

NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Comprehensive income
Net income	$2,144	$1,939	$6,229	$5,587
Net unrealized gains (losses) on
securities available-for-sale during period	739	(932)	(1,435)	(2,177)
Comprehensive income	$2,883	$1,007	$4,794	$3,410

The components of other comprehensive income, and related tax effects are as follows:

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount
Three months ended September 30, 2004
Net unrealized gains on securities
available-for-sale arising during the period	$1,117	$(380)	$737
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	3	(1)	2
Net unrealized gains on
securities during period	$1,120	$(381)	$739

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount
Three months ended September 30, 2003
Net unrealized losses on securities
available-for-sale arising during the period	$(1,424)	$484	$(940)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	12	(4)	8
Net unrealized losses on
securities during period	$(1,412)	$480	$(932)

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount
Nine months ended September 30, 2004
Net unrealized losses on securities
available-for-sale arising during the period	$(2,183)	$741	$(1,442)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	10	(3)	7
Net unrealized losses on
securities during period	$(2,173)	$738	$(1,435)

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount
Nine months ended September 30, 2003
Net unrealized losses on securities
available-for-sale arising during the period	$(3,320)	$1,129	$(2,191)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	22	(8)	14
Net unrealized losses on
securities during period	$(3,298)	$1,121	$(2,177)

NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Current provision
Federal	$1,069	$963	$3,104	$2,766
State	-	-	-	-
Total	1,069	963	3,104	2,766
Deferred benefit
Federal	(69)	(73)	(205)	(221
State	-	-	-	-
Total	(69)	(73)	(205)	(221
Income tax provision	$1,000	$890	$2,899	$2,545

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company (“PIC”). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the nine month periods ended September 30, 2004 and 2003 are 31.8% and 31.3%, respectively, and reflect the full impact of the Connecticut legislation. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at September 30, 2004 are as follows:

	NewMil	Bank
Leverage ratio	7.70%	7.48%
Tier I risk-based ratio	12.98	12.61
Total risk-based ratio	14.19	13.82

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

NOTE 9 - LONG TERM DEBT

During March 2003, NewMil formed a subsidiary, NewMil Statutory Trust I, a trust formed under the laws of the state of Delaware, and issued $10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. FTN Financial Capital Markets and Keefe Bruyette and Woods, Inc. acted as placement agents in the pooled offering. NewMil owns all of the common securities of the Trust and the Trust has no independent assets or operations, and exists for the sole purpose of issuing trust preferred securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by NewMil. The junior subordinated debentures, which are the sole assets of the trust, are unsecured obligations of NewMil and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of NewMil. NewMil does not consolidate the trust, pursuant to FIN 46R, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51”.

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

NOTE 10 - STOCK BASED COMPENSATION

NewMil has stock-option plans, which are described more fully in Note 13 (Stock Options) to Financial Statements in the Company's 2003 Form 10-K. As permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, NewMil uses the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock-based employee compensation plans. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123, pro forma net income and earnings per common share information is provided, as if NewMil accounted for its employee stock option plans under the fair value method of FAS 123. The fair value of each option grant was estimated on the date of grant using the Roll-Geske Model for pricing American call options with dividends.

	Three months ended		Nine months ended
	September 30,		September 30,
(net income in thousands)	2004	2003	2004	2003
As reported
Net income	$2,144	$1,939	$6,229	$5,587
Earnings per share, diluted	0.50	0.45	1.44	1.28
Earnings per share, basic	0.51	0.47	1.48	1.35
Pro forma
Net income	2,056	1,909	5,969	5,496
Earnings per share, diluted	0.48	0.44	1.38	1.26
Earnings per share, basic	0.49	0.47	1.42	1.33
Stock-based employee compensation
cost, net of related taxes, included
in net income
As reported	-	-	-	-
Pro forma	88	30	260	91

NOTE 11 - RETIREMENT PLANS

NewMil has retirement plans, which are described more fully in Note 8 (Retirement Plans) to the Financial Statements in the Company's 2003 Form 10-K. NewMil has a non-contributory defined benefit pension plan (the "Pension Plan") covering all eligible employees. NewMil also provides post-retirement health care and life insurance benefits (the “Other Benefits Plan”) for eligible current retirees and eligible employees. The following are components of net periodic (benefits) cost:

Three Months Ended September 30,	Pension Plan		Other Benefits Plan
(in thousands)	2004	2003	2004	2003
Components of net periodic cost:
Service cost	$-	$-	$4	$4
Interest cost	98	101	11	9
Expected return on plan assets	(119)	(114)	-	-
Amortization of prior service cost	-	3	-	-
Amortization of recognized net loss	3	10	-	-
Amortization of net transition obligation	-	-	4	4
Net periodic benefit (income) cost	$(18)	$-	$19	$17

Nine Months Ended September 30,	Pension Plan		Other Benefits Plan
(in thousands)	2004	2003	2004	2003
Components of net periodic cost:
Service cost	$-	$-	$12	$12
Interest cost	294	303	33	27
Expected return on plan assets	(359)	(342)	-	-
Amortization of prior service cost	-	9	-	-
Amortization of recognized net loss	9	30	-	-
Amortization of net transition obligation	-	-	12	12
Net periodic benefit (income) cost	$(56)	$-	$57	$51

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

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2004 and 2003

Overview

NewMil earned net income of $2.1 million, or $0.50 cents per share (diluted), for the quarter ended September 30, 2004 as compared with $1.9 million, or $0.45 cents per share (diluted), for the quarter ended September 30, 2003. The increase was achieved through a variety of factors, the most important of which was a $47.3 million increase in average earning assets, which outpaced an 8 basis point decrease in the net interest margin to 3.84% from 3.92%. Net interest income increased $0.3 million, or 5.1% in the 2004 period. Non-interest expense increased slightly for the third quarter of 2004, primarily due to higher marketing and professional services expenses. Credit quality remained strong as nonperforming assets represented only 16 basis points of total assets at September 30, 2004. The return on average shareholders equity was 15.9% for the quarter.

Analysis of net interest and dividend income

Net interest and dividend income increased $0.3 million, or 5.1%, for the quarter ended September 30, 2004 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets offset somewhat by a decrease in the net interest margin. Average earning assets increased $47.3 million, or 7.5%, over the prior year period. Average total borrowings and deposits increased $37.1 million, or 5.9% over the prior year period. The net interest margin decreased 8 basis points to 3.84% from 3.92% over the prior period. The change in the net interest margin was due to the changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates and the impact of asset and liability re-pricing during 2004 as compared with 2003. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended September 30,	Average		Income/		Average
	Balance		Expense		Yield/Rate
(dollars in thousands)	2004	2003	2004	2003	2004	2003
Loans (a)	$482,048	$445,582	$6,583	$6,483	5.46%	5.82%
Mortgage backed securities (b)	102,663	54,550	1,244	818	4.85	6.00
Other securities (b)(c)	91,871	129,193	1,054	1,431	4.59	4.43
Total earning assets	676,582	629,325	8,881	8,732	5.25	5.55
Other assets	47,086	55,877
Total assets	$723,668	$685,202

NOW accounts	$82,620	$80,556	61	50	0.30	0.25
Money market accounts	156,062	152,808	397	436	1.02	1.14
Savings & other	85,704	84,745	146	155	0.68	0.73
Certificates of deposit	191,253	198,324	1,091	1,259	2.28	2.54
Total interest-bearing deposits	515,639	516,433	1,695	1,900	1.32	1.47
Borrowings	87,620	65,677	695	658	3.17	4.01
Total interest-bearing funds	603,259	582,110	2,390	2,558	1.59	1.76
Demand deposits	62,161	46,195
Other liabilities	4,199	5,649
Shareholders' equity	54,049	51,248
Total liabilities &
shareholders' equity	$723,668	$685,202
Net interest income			$6,491	$6,174
Spread on interest-bearing funds			3.66	3.79
Net interest margin (d)			3.84	3.92

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Three months ended September 30,	2004 versus 2003
(in thousands)	Change in interest due to
	Volume	Rate	Net
Interest-earning assets:
Loans	$512	$(412)	$100
Mortgage backed securities	608	(182)	426
Other securities	(436)	59	(377)
Total	684	(535)	149
Interest-bearing liabilities:
Deposits	(32)	(173)	(205)
Borrowings	192	(155)	37
Total	160	(328)	(168)
Net change to interest income	$524	$(207)	$317

Interest income

Total interest and dividend income increased $149,000 for the quarter ended September 30, 2004 as compared with the same period a year ago. Loan income increased $0.1 million, or 1.5%, primarily as a result of higher volumes offset somewhat by a lower yield. Average loans increased $36.5 million, or 8.2%, due to loan originations and loan purchases during the period, offset in part by loan repayments. The decrease in the average loan yield, down 36 basis points, was caused by lower interest rates in 2004 and their effect on loan re-pricing and loan re-financing activity, and to a change in portfolio mix resulting from growth in residential mortgage loans. During 2003 and in 2004, the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios.

Investment income increased $49,000, or 2.2%, as a result of higher average volume and offset somewhat by lower yields due to change in the mix of the portfolio over the prior year period. Average securities increased $10.8 million, or 5.9%.

Interest expense

Interest expense for the quarter ended September 30, 2004 decreased $0.2 million, or 6.6%, as compared with the prior year period as a result of a significant decline in the average cost of funds, offset in part primarily by higher level of average borrowings. Deposit expense decreased $0.2 million, or 10.8%, as a result of lower deposit rates and by a slight decline in average deposit levels, and changes in deposit mix. Average interest bearing deposits decreased $0.8 million. The average cost of interest-bearing deposits decreased 15 basis points to 1.32%. Interest expense on borrowings increased $37,000, or 5.6%, primarily due to higher average borrowings, amounting to $21.9 million, offset somewhat by a decline in borrowing cost, down 84 basis points to 3.17% over the period, due to a change in mix.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the quarters ending September 30, 2004 and 2003. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses, which have averaged less than 1% on an annual basis, each of the past three years. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. The following table sets forth key ratios for the periods presented.

	September 30,	December 31,	September 30,
(in thousands)	2004	2003	2003
Ratio of allowance for loan losses:
to non-performing loans	435.73%	411.89%	372.34%
to total gross loans	1.06	1.14	1.15
Ratio of non-performing loans
to total loans	0.25	0.28	0.31
Ratio of past-due loans
to total loans	0.30	0.76	0.92

As of September 30, 2004 the ratio of the allowance for loan losses to total gross loans decreased from 1.15% at September 30, 2003 and 1.14% at December 31, 2003, to 1.06% at September 30, 2004. The decline, as compared with September 30, 2003, was primarily due to the growth in residential one-to-four family residential mortgages, which exhibit lower reserve requirements. The ratio of non-performing loans to total loans continued to remain historically low, at 0.25% as of September 30, 2004, compared with 0.28% as of December 31, 2003 and 0.31% as of September 30, 2003. The ratio of past due loans (including non-performing loans) to total loans also remained at a historically low level of 0.30% as of September 30, 2004 compared with 0.76% as of December 31, 2003 and 0.92% as of September 30, 2003. During the nine month period ended September 30, 2004, non-performing loans decreased $81,000, or 6.4%, while gross loans increased by $30.7 million, or 6.8%. For additional discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle, and examinations performed by regulatory authorities. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at September 30, 2004.

Should the economic climate deteriorate, borrowers could experience difficulty and the level of non-performing loans, charge-offs and delinquencies could rise and require increased provisions.

The allowance for loan losses is reviewed and approved by the Bank's Board of Directors on a quarterly basis. The allowance for loan losses is computed by segregating the portfolio into various risk rating and product categories. Some loans have been further segregated and carry specific reserve amounts. All other loans that do not have specific reserves assigned are reserved based on a loss percentage assigned to the outstanding balance. The percentage applied to the outstanding balance varies depending on each loan’s risk rating and product category, as well as present and prospective economic conditions, which have or may adversely affect the financial capacity and/or collateral values supporting the loan.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was examined by the State of Connecticut’s Department of Banking in July 2004 and by the FDIC in July 2003. No additions to the allowance were requested as a result of these examinations.

Non-interest income

The following table details the principal categories of non-interest income.

	September 30,
(in thousands)	2004	2003	Change
Service charges on deposit accounts	$774	$683	$91	13.3%
Gains on sales of mortgage loans, net	38	127	(89)	(70.1)
Loan servicing	6	15	(9)	(60.0)
Increase in cash surrender value of bank-owned
life insurance	102	93	9	9.7
Other	109	107	2	1.9
Total non-interest income	$1,029	$1,025	$4	0.4%

The increase in non-interest income for the quarter ended September 30, 2004 as compared to the prior year period resulted primarily from an increase in retail banking fees earned due to an increase in the bank’s fee schedule and the volume of accounts serviced. The increase in the cash surrender value of bank-owned life insurance, when compared to the prior year period, was due to the higher level of the underlying insurance assets over the 2003 period. The decrease in gains on sales of mortgage loans during the 2004 period was primarily due to lower volume originated. The Bank originated and sold $1.9 million in residential loans versus $7.7 million during the 2003 period. Loans originated for sale are pre-sold with servicing rights released on an individual basis at commitment. Loan servicing revenue decreased because of loan payoffs and the decline in serviced loan outstandings since the 2003 period. Other non-interest income increased slightly due to increased fees and increased safe deposit revenue offset partially by lower commissions earned during the period.

Operating expenses

The following table details the principal categories of operating expenses.

	September 30,
(in thousands)	2004	2003	Change
Salaries and employee benefits	$2,368	$2,479	$(111)	(4.5)%
Occupancy	392	411	(19)	(4.6)
Equipment	334	358	(24)	(6.7)
Professional, collection and OREO	214	188	26	13.8
Postage and telecommunications	156	142	14	9.9
Printing and office supplies	92	87	5	5.7
Marketing	188	98	90	91.8
Service bureau	87	99	(12)	(12.1)
Amortization of intangibles	49	61	(12)	(19.7)
Other	496	447	49	11.0
Total operating expenses	$4,376	$4,370	$6	0.1%

The net increase in operating expenses was primarily due to increases in marketing expense and professional fees for the quarter ended September 30, 2004 as compared with the prior year period.  Compensation expense decreased primarily due to lower mortgage commissions, a lower bonus accrual, lower health benefits and lower pension expense (higher pension income) during the 2004 period. Occupancy expense decreased primarily due to lower utilities, building maintenance and repair expenses. Equipment expense decreased primarily due to lower depreciation on hardware and software, equipment and furniture, offset partially by increases in maintenance costs associated with equipment repairs and service contracts. Professional, collection and OREO costs increased primarily due to higher internal and external auditing, accounting and legal costs associated with increased public company regulatory compliance requirements. Postage and telecommunications costs increased primarily due to higher mailing costs due to increases in number of accounts serviced as well as increased costs associated with direct mail marketing costs. Printing and office supplies increased due to additional forms utilized by our branch network and additional printed forms for marketing mailings during the 2004 period. The increase in marketing expense was due to advertising and marketing campaigns during the recent quarter. Service bureau expense decreased primarily due to lower costs related to third party providers. Amortization of intangibles expense was reduced during the 2004 period as compared with the prior year period. The increase in other expenses was primarily related to directors’ fees, ATM network and card activity and correspondent bank charges.

Income taxes

Net income for the quarter included an income tax provision of $1.0 million representing a 31.8% effective rate, as compared with a provision of $890,000 a year ago, representing a 31.5% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters.

RESULTS OF OPERATIONS

For the nine month periods ended September 30, 2004 and 2003

Overview

NewMil earned net income of $6.2 million, or $1.44 cents per share (diluted), for the nine months ended September 30, 2004 as compared with $5.6 million, or $1.28 cents per share (diluted), for the same period a year ago. The increase was achieved through a variety of factors, the most important of which was an increase in net interest income and non-interest income offset by partially by increased non-interest expense. Net interest income increased $1.3 million, or 7.3% in 2004 as a result of a $44.1 million increase in average earning assets and a 1 basis point increase in the net interest margin to 3.90% from 3.89% in 2003. The increase in earning assets was due to internal growth. Non-interest income increased $0.2 million, or 7.2%, primarily due to increased service charges collected on deposit accounts during the 2004 period. Non-interest expense increased $0.5 million, or 4.1% for the nine month period ending September 30, 2004, primarily due to higher compensation, marketing and professional services expenses. The return on average shareholders equity was 15.4% for the first nine months of 2004.

Analysis of net interest and dividend income

Net interest and dividend income increased $1.3 million, or 7.3%, for the nine-month period ending September 30, 2004 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets and by an increase in the net interest margin. Average earning assets increased $44.1 million, or 7.1%, over the prior year period. Average total borrowings and average deposits increased $26.3 million and $12.4 million, respectively, over the prior year period. The net interest margin increased 1 basis point to 3.90% from 3.89% over the prior period. The increase in the net interest margin was due to the decline in the cost of interest-bearing deposits, and the impact of asset and liability re-pricing during 2004 as compared with 2003, and to changes in balance sheet mix resulting from asset and liability growth, offset in part by the declines in yields on earning assets. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Nine months ended September 30,	Average		Income/		Average
	Balance		Expense		Yield/Rate
(dollars in thousands)	2004	2003	2004	2003	2004	2003
Loans (a)	$468,384	$408,858	$19,390	$18,608	5.52%	6.07%
Mortgage backed securities (b)	91,107	66,991	3,374	3,116	4.94	6.20
Other securities (b)(c)	104,184	143,744	3,645	4,503	4.66	4.18
Total earning assets	663,675	619,593	26,409	26,227	5.31	5.64
Other assets	48,843	55,723
Total assets	$712,518	$675,316

NOW accounts	$79,335	$75,261	157	156	0.26	0.28
Money market accounts	155,924	149,400	1,177	1,434	1.01	1.28
Savings & other	85,424	83,040	428	561	0.67	0.90
Certificates of deposit	190,035	201,683	3,161	4,081	2.22	2.70
Total interest-bearing deposits	510,718	509,384	4,923	6,232	1.29	1.63
Borrowings	89,406	63,130	2,089	1,911	3.12	4.04
Total interest-bearing funds	600,124	572,514	7,012	8,143	1.56	1.90
Demand deposits	54,439	43,372
Other liabilities	4,181	6,966
Shareholders' equity	53,774	52,464
Total liabilities &
shareholders' equity	$712,518	$675,316
Net interest income			$19,397	$18,084
Spread on interest-bearing funds			3.75	3.74
Net interest margin (d)			3.90	3.89

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Nine months ended September 30,	2004 versus 2003
(in thousands)	Change in interest due to
	Volume	Rate	Net
Interest-earning assets:
Loans	$2,558	$(1,776)	$782
Mortgage backed securities	976	(718)	258
Other securities	(1,342)	484	(858)
Total	2,192	(2,010)	182
Interest-bearing liabilities:
Deposits	16	(1,325)	(1,309)
Borrowings	678	(500)	178
Total	694	(1,825)	(1,131)
Net change to interest income	$1,498	$(185)	$1,313

Interest income

Total interest and dividend income increased $0.2 million, to $26.4 million, for the nine months period ended September 30, 2004 as compared with the same period a year ago. Loan income increased $0.8 million, or 4.2%, primarily as a result of higher volumes offset somewhat by a lower yield. Average loans increased $59.5 million, or 14.6%, due to loan originations and loan purchases during the period, offset in part by loan repayments. The decrease in the average loan yield, down 55 basis points, was caused by lower interest rates in 2004 and their effect on loan re-pricing and loan re-financing activity, and to a change in portfolio mix resulting from growth in residential mortgage loans. During 2003 and 2004 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios.

Investment income decreased $0.6 million, or 7.9%, as a result of lower average volume offset partially by somewhat higher yields as a result in the change in mix of the portfolio over the prior year period. Average securities decreased $15.4 million, or 7.3%.

Interest expense

Interest expense for the nine months period ended September 30, 2004 decreased $1.1 million, or 13.9%, as compared with the prior year period as a result of a significant decline in the average cost of funds, offset in part by deposit growth and higher borrowings. Deposit expense decreased $1.3 million, or 21.0%, primarily as a result of lower deposit rates, slightly offset somewhat by deposit growth, and changes in deposit mix. Average interest-bearing deposits increased $1.3 million. The average cost of interest-bearing deposits decreased 34 basis points to 1.29%. Interest expense on borrowings increased $0.2 million, or 9.3%, primarily due to a result of higher average borrowings, up $26.3 million, offset somewhat by a decline in borrowing cost, down 92 basis points to 3.12%, due to a change in mix.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the first nine months ended September 30, 2004 and 2003. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses, which have averaged less than 1% on an annual basis, each of the past three years. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. For a detailed discussion of the Bank’s allowance for loan losses refer to “Results of Operations - For the three months ended September 30, 2004 and 2003” above.

Non-interest income

The following table details the principal categories of non-interest income.
	September 30,
(in thousands)	2004	2003	Change
Service charges on deposit accounts	$2,204	$1,889	$315	16.7%
Gains on sales of mortgage loans, net	146	241	(95)	(39.4)
Loan servicing	26	51	(25)	(49.0)
Increase in cash surrender value of bank-owned
life insurance	299	281	18	6.4
Other	283	298	(15)	(5.0)
Total non-interest income	$2,958	$2,760	$198	7.2%

The increase in non-interest income for the nine-month period ended September 30, 2004 as compared to the prior year period resulted primarily from an increase in retail banking fees earned due to an increase in the banks fee schedule and the volume of accounts serviced. The increase in the cash surrender value of bank-owned life insurance, when compared to the prior year period, was due to the higher level of the underlying insurance assets over the 2003 period. The decline in gains on sales of mortgage loans during the 2004 period was primarily due to lower volume originated. The Bank originated and sold $8.2 million in residential loans versus $14.7 million during the 2003 period. Loans originated for sale are pre-sold with servicing rights released on an individual basis at commitment. Loan servicing revenue decreased because of loan payoffs and the decline in serviced loan outstandings since the 2003 period. Other non-interest income declined due to lower fees earned related to the handling of the issuances of official checks and money orders during the period.

Operating expenses

The following table details the principal categories of operating expenses.

	September 30,
(in thousands)	2004	2003	Change
Salaries and employee benefits	$7,253	$7,179	$74	1.0%
Occupancy	1,197	1,197	-	-
Equipment	1,000	1,030	(30)	(2.9)
Professional, collection and OREO	728	578	150	26.0
Postage and telecommunications	444	417	27	6.5
Printing and office supplies	306	272	34	12.5
Marketing	409	204	205	100.5
Service bureau	279	299	(20)	(6.7)
Amortization of intangibles	147	183	(36)	(19.7)
Other	1,464	1,353	111	8.2
Total operating expenses	$13,227	$12,712	$515	4.1%

The increase in operating expenses was primarily due to an increase in marketing, compensation, professional, collection and OREO and expenses for the first nine months of 2004 as compared with the prior year period. The increase in compensation was due primarily to a decrease in deferred loan origination compensation expense during the 2004 period due to decreased loan origination activity when compared to the 2003 period. Another contributing factor were higher 401k expenses. Offsetting these expense increases were lower health, pension expense (higher pension income) and lower payroll taxes. The increase in professional, collection and OREO expenses was primarily due to additional consulting in the areas of financial administration, deposit operations and information technology, and to a lesser extent additional legal corporate matters and additional legal loan collection costs incurred during 2004 and higher professional fees related to audit and accounting expenses. Marketing expense during the period increased primarily due to various advertising campaigns introducing new checking and loan services and deposit marketing campaigns to customers. Postage and telecommunications expense increased due to higher costs associated with privacy mailings and an increase in statement mailings to deposit customers as well as increased costs associated with direct mail marketing costs.  Printing and office supplies expense increased primarily due to additional printed material related to our marketing campaigns during the 2004 period and additional forms utilized by our branch network. Other expenses increased in various categories primarily related to ATM card activity, franchise taxes, contribution expenses and correspondent bank charges. Offsetting these increases were decreases in equipment, service bureau costs and the amortization of intangibles. Equipment expense decreased primarily due to a lower depreciation on hardware and software, equipment and furniture, offset partially by increases in maintenance costs associated with equipment repairs and service contracts paid. Service bureau expenditures also decreased primarily due to lower costs related to check item research.

Income taxes

Net income for the nine months ended September 30, 2004 included an income tax provision of $2.9 million, representing a 31.8% effective rate, as compared with a provision of $2,545,000 a year ago, representing a 31.3% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters.

FINANCIAL CONDITION

Overview

For the nine-month period ended September 30, 2004 total assets grew $26.4 million, or 3.7%, to $730.4 million. The increase resulted from a $30.8 million increase in net loans and a $2.4 million increase in federal funds sold. Securities and due from banks decreased by $3.0 million and by $3.5 million, respectively. On the liability side, deposits and retail repurchase agreements increased by $27.9 million and $3.2 million, respectively, while Federal Home Loan Bank advances decreased $7.2 million. Non-performing assets continue to remain very low, measured as a percentage of total assets. As of September 30, 2004 non-performing assets were $1.2 million, or 0.16% of total assets, compared with $1.3 million, or 0.18% of total assets at December 31, 2003.

Securities & Overnight Fed Funds Sold

For the nine-month period ended September 30, 2004 securities decreased $3.0 million to $196.1 million. Securities purchases of $61.0 million during the period were offset by repayments of mortgage-backed securities and other securities of $61.7 million and a decrease in unrealized securities holding gains. Securities purchases for the period included $49.9 million of fixed and adjustable rate mortgage-backed securities, $10.0 million of fixed rate Agency notes and $1.2 million of other investments.

NewMil's securities portfolio consists of US Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs) and Federal Home Loan Bank stock. At September 30, 2004, the portfolio had a projected weighted average duration and life of 3.2 years and 3.6 years, respectively, based on median projected prepayment speeds at current interest rates. At September 30, 2004, securities totaling $183.3 million, or 93.5%, were classified as available-for-sale and securities totaling $12.8 million, or 6.5%, were classified as held-to-maturity.

Loans

During the nine-month period ended September 30, 2004 net loans increased $30.8 million, or 6.8%. Loan originations, advances and loan purchases totaled $135.1 million, while loan repayments were $104.3 million. The ratio of loans to assets increased slightly during the quarter to 65.8% at September 30, 2004, compared with 63.9% at December 31, 2003, and unchanged from 65.9% a year ago at September 30, 2003. Towards the end of 2003 and through the first half of 2004 the Bank increased its originations and purchases of residential mortgage loans to offset the effect of increased repayments in its residential mortgage loan and mortgage backed securities portfolios. In addition, NewMil originated and sold in the secondary market $8.2 million of residential mortgage loans during the nine-month period ending September 30, 2004. Major loan classifications are as follows:

	September 30,	December 31,
(in thousands)	2004	2003
Real Estate Mortgages:
Residential
1-to-4 family	$299,892	$282,766
5-or-more family	7,221	8,230
Commercial	118,299	112,673
Land & land development	3,602	2,890
Home equity credit	32,531	30,006
Total mortgage loans	461,545	436,565
Commercial and industrial	21,135	15,663
Installment and other	2,178	2,213
Total loans, gross	484,858	454,441
Deferred loan origination
fees and purchase
premium, net	735	408
Allowance for loan losses	(5,146)	(5,198)
Total loans, net	$480,447	$449,651

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

Non-performing assets

The composition of non-performing assets is as follows:

	September 30,	December 31,
(in thousands)	2004	2003
Non-accruing loans	$441	$451
Accruing loans past due
90 days or more	740	811
Accruing restructured loans	-	-
Total non-performing loans	1,181	1,262
OREO, net	-	-
Total non-performing assets	$1,181	$1,262
Percent of total assets	0.16%	0.18%

During the nine-month period ended September 30, 2004 non-performing assets decreased $81,000, to $1.2 million. Non-performing assets continue to remain historically low at only 0.16% of total assets at September 30, 2004, compared with 0.18% at December 31, 2003. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and prudent credit policy.

In addition to non-performing assets, at September 30, 2004 NewMil had $1.2 million of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings

During the period deposits grew $27.9 million, or 5.0% to $586.0 million, retail repurchase agreements increased slightly by $3.2 million to $12.5 million, while Federal Home Loan Bank advances decreased by $7.2 million.

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

Operating activities for the nine-month period ended September 30, 2004 provided net cash of $7.7 million. Investing activities utilized net cash of $30.4 million, principally for securities purchases and net loan advances, offset in part by security repayments and maturities. Financing activities provided net cash of $21.8 million, principally, $31.1 million from an increase in deposits and repurchase agreements, as well as $1.0 million as a result of net proceeds from stock option exercises, offset by a $7.2 from a net decrease in FHLB advances, and by cash dividends paid and treasury stock purchases.

At September 30, 2004, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $304.4 million, to net deposits and short term unsecured liabilities, was 49.7%, well in excess of NewMil's minimum guideline of 15%.

At September 30, 2004, NewMil had outstanding commitments to fund new loan originations of $19.3 million, construction mortgage commitments of $14.6 million and unused lines of credit of $48.1 million. These commitments can be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the period ended September 30, 2004 shareholders' equity increased $2.7 million to $55.0 million and book value per share increased $0.33 to $13.11. Adding to shareholders' equity were net income of $6.2 million, or $1.44 per share (diluted), stock option exercise proceeds of $1.0 million and a tax benefit from the exercise of non-qualified stock options of $72,000. Primarily reducing shareholders’ equity were treasury stock purchases of $1.1 million, dividend payments of $2.1 million and other comprehensive income of $1.4 million (a net decrease in the unrealized holding gains on securities available-for-sale, net of taxes).

Capital requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At September 30, 2004 NewMil's Tier 1 Leverage Capital ratio was 7.70% and its Tier 1 and Total Risk-Based Capital ratios were 12.98% and 14.19%, respectively. At September 30, 2004 the Bank's Tier 1 Leverage Capital ratio was 7.48% and its Tier 1 and Total Risk-Based Capital ratios were 12.61% and 13.82%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier I Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

Impact of New Accounting Pronouncements

On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 - Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. NewMil had no such interest rate loan commitments at March 31, 2004, because NewMil pre-arranges the sale of loans originated for sale at commitment. The adoption of this staff accounting bulletin is not expected to have a material impact on results of operations, financial position, or liquidity of NewMil.

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, “Share-Based Payment: an amendment of FASB No. 123 and 95.” This proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. This proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method A final statement is expected to be issued during the fourth quarter of 2004. In October 2004, the FASB delayed the effective date of this statement to periods beginning after June 15, 2005. Management does not expect the impact of the adoption of this exposure draft to be materially different from the pro forma impacts disclosed under SFAS No. 123.

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

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. In May 2004, FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued which superceded FSP 106-1 and provides accounting guidance on implementing the effects of the Act. NewMil’s postretirement benefit plan does provide prescription drug benefits. NewMil is in the process of reviewing the prescription drug benefits provided under its postretirement benefit plan in order to determine if such benefits are actuarially equivalent to Medicare Part D under the Act. Therefore, NewMil has not yet adopted the provisions of FAS 106-2 and, accordingly, the APBO and net periodic postretirement benefit cost included in its financial statements do not reflect the effects of the Act on the Company’s postretirement benefits plan. The adoption of this standard is not expected to have a material impact on results of operations, financial position, or liquidity of NewMil.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 03-1, determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115 (including individual securities and investments in mutual funds) and to investments accounted for under the cost method. The provisions of this EITF were originally effective for reporting periods beginning after June 15, 2004. However, on October 1, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-1-1, deferring the effective date of paragraphs 10-20 of EITF Issue 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairment as required by existing authoritative literature. NewMil adopted the disclosure requirements of EITF 03-1 as of 12/31/03, which were not affected by Staff Position 03-1-1. NewMil does not believe that the application of the recognition guidance in paragraphs 10-20 of EITF Issue 03-1 will have a material impact on the NewMil’s consolidated financial statements.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) -(b) None

(e)

	Total # Shares	Average
	Purchased	Price
July 2004	1,900	29.21
August 2004	4,000	27.87
September 2004	6,000	29.07
Total number of shares purchased during
period as part of a publicly announced
repurchase program	11,900	$28.69
Maximum remaining shares available to
be purchased under the announced plan	99,216

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

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
Item 5.	OTHER INFORMATION
None
Item 6.	EXHIBITS

(a)	Exhibits
	10.20	Amended and Restated Change in Control Agreement between NewMil Bancorp and B. Ian McMahon
	10.24	Change in Control Agreement between NewMil Bancorp and Robert Granata
	11.1	Statement regarding Computation of Net Income Per Common Share
	31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Chief Financial Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMIL BANCORP, INC.

November 4, 2004	by /s/ Francis J. Wiatr
Francis J. Wiatr,
Chairman, President and CEO

November 4, 2004	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer

