Form 10-K
period 2004-12-31
NEWMIL BANCORP INC
filed 2005-03-15
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked prices of such stock, as of June 30, 2004, is $123,893,000.00. The number of shares of Common Stock outstanding as of March 1, 2005, is 4,198,324.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement dated March 25, 2005 for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part II (Item 5) and Part III (Items 10, 11, 12 and 13).

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

Item 1.     BUSINESS

General

NewMil Bancorp, Inc., ("NewMil"), a Delaware corporation formed in 1987, is the registered bank holding company for NewMil Bank ("the Bank"), a wholly-owned subsidiary. NewMil's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is NewMil's primary investment. NewMil's net income is presently derived from the business of the Bank. Future establishment or acquisition of subsidiaries by NewMil is possible. Nevertheless, it is expected that the Bank will account for most of NewMil's net income in the foreseeable future.

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

Market Area and Competition

The Bank conducts its business through nineteen full service offices located in Connecticut's Litchfield, Fairfield and New Haven Counties. The Bank's service area, which has a population of approximately 467,000, enjoys a balance of manufacturing, trade, and service employment and is home to a number of Fortune 500 companies. Although the Bank's primary market area is Litchfield and northern Fairfield counties, the Bank has depositors and borrowers that live outside of these areas.

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

Congress passed legislation in 1994 providing for a phase-in of full interstate branching. Connecticut law has since 1990 provided for full interstate banking and, more recently, has adopted legislation allowing interstate branching, subject to certain limitations. In recent years several out of state financial institutions, almost all larger and with greater financial resources than the Bank, have acquired Connecticut financial institutions and begun operations in Connecticut. This has both increased competition in NewMil's market areas and resulted in the reduction of locally based competition through consolidations. NewMil may consider expansion within or outside of Connecticut provided appropriate opportunities and conditions exist.

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

Loans collateralized by commercial properties, including multi-family residential properties, can involve greater credit risks than one- to four-family residential mortgage loans. The commercial real estate business is cyclical and subject to downturns, over-building, fluctuations in market value and local economic conditions. Typically, such loans are substantially larger than 1-4 family residential mortgage loans. Because repayment is often dependent on the cash flow of a successfully operated or managed property, repayment of such loans may be more susceptible to adverse conditions in the real estate market or the economy generally than is the case with residential mortgages.

Construction Loans: The Bank also makes construction loans to individuals and professional builders for the purpose of constructing 1-to-4 family residential properties, either as a primary residence or for investment or resale.

Commercial and Industrial Loans: The Bank offers secured commercial business loans, generally adjustable-rate loans with the adjustment of interest based on the Prime Rate plus a spread. The Bank believes it has been conservative in its underwriting standards for this market with the goal of obtaining quality loans for the portfolio. The Bank also offers SBA and other Government guaranteed loans. The Bank's loan products are targeted for, and tailored to the needs of, the local business and professional community in the Bank's market area. The Bank’s legal lending limit to any one borrower at December 31, 2004 was $9.1 million, or 15% of Tier I and Tier II capital. Generally, the Bank’s concentration to any one borrower does not exceed 50% of the Bank’s legal lending limit and the average loan size is under $500,000. Most business loans are secured by liens on business assets including inventory, receivables and or liens on real property. In addition, most loans are further secured by the personal guaranty of the owners of the business.

For further discussion of the composition and quality of the loan portfolio see "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Financial Condition - Loans".

Supervision and Regulation

Federal Bank Holding Company Regulation: NewMil is registered under, and is subject to, the Bank Holding Company Act of 1956, as amended. This Act limits the types of companies which NewMil may acquire or organize and the activities in which it or they may engage. In general, NewMil and the Bank are prohibited from engaging in or acquiring direct or indirect control of any corporation engaged in non-banking activities unless such activities are so closely related to banking as to be a proper incident thereto. In addition, NewMil must obtain the prior approval of the Board of Governors of the Federal Reserve System ("the FRB") to acquire control of any bank; to acquire, with certain exceptions, more than 5 percent of the outstanding voting stock of any other corporation; or, to merge or consolidate with another bank holding company. As a result of such laws and regulation, NewMil is restricted as to the types of business activities it may conduct and the Bank is subject to limitations on, among others, the types of loans and the amounts of loans it may make to any one borrower. The Financial Modernization Act of 1999 created, among other things, a new entity, the "financial holding company". Such entities can engage in a broader range of activities that are "financial in nature", including insurance underwriting, securities underwriting and merchant banking. Financial holding companies can be established relatively easily through a notice filing with the FRB, which acts as the "umbrella regulator" for such entities. NewMil may determine to become a financial holding company in the future.

Federal Reserve System: NewMil is required by the FRB to maintain cash reserves against its deposits. After exhausting all other sources of funds, NewMil may request to borrow from the Federal Reserve. Bank holding companies registered with the FRB are, among other things, restricted from making direct investments in real estate. Both NewMil and the Bank are subject to extensive supervision and regulation, which focus on, among other things, the protection of depositors' funds.

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

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the FRB and the FDIC. For information on these capital requirements and NewMil and the Bank's capital ratios see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and Note 10 to the Financial Statements - Shareholders Equity under Capital Requirements.

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

Sarbanes-Oxley Act of 2002: On July 30, 2002, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was signed into law. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Sections 302(a) and 906 of Sarbanes-Oxley, require NewMil’s chief executive officer and chief financial officer to certify that NewMil’s Quarterly and Annual Reports do not contain any untrue statement of a material fact and that the Quarterly and Annual Reports comply with the Securities and Exchange Act of 1934 and that the information in the Report fairly presents the financial condition and results of operations of NewMil. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of NewMil's internal controls; they have made certain disclosures to NewMil's auditors and the audit committee of the Board of Directors about NewMil's internal controls; and they have included information in NewMil's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in NewMil's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Employees

The Bank had 167 full-time and 15 part-time employees at December 31, 2004. Management considers the Bank's relationship with its employees to be good. The Bank's employees are not represented by any collective bargaining groups.

Subsidiaries

NewMil has two subsidiaries, NewMil Bank and NewMil Statutory Trust I. During March 2003, NewMil formed a subsidiary, NewMil Statutory Trust I, a trust formed under the laws of the state of Delaware, and issued $10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. The other subsidiary, NewMil Bank is NewMil's primary subsidiary and accounts for the majority of NewMil's income. At December 31, 2004, the Bank had three wholly-owned subsidiaries, NewMil Mortgage Company, Asset Recovery Management Company and New Mil Asset Company. NewMil Mortgage Company is a passive investment company ("PIC") that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporate Business Tax. Asset Recovery Management Company and New Mil Asset Company were both formed to hold and liquidate certain foreclosed real estate and are presently inactive.

NewMil makes its annual report on Form 10-K filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 available and free of charge on or through its internet website, www.newmil.com, as soon as practical after filing such material with, or furnishing it to the Securities and Exchange Commission (“SEC”). Copies of quarterly reports on Form 10-Q and current reports on Form 8-K may be obtained free of charge by accessing NewMil’s website with a link to SEC’s website at www.sec.gov. Copies of these filings may also be obtained from the Corporation or the Bank free of charge upon request.

Item 2.     PROPERTIES

The Bank conducts its business at its main office, located at 19 Main Street, New Milford, Connecticut, and through 19 full service branches located in Litchfield, Fairfield and New Haven Counties. The Bank owns its main office and seven of its branches. The eleven other full service locations are leased by the Bank. The following table sets forth certain information regarding the Bank's branch offices, as of December 31, 2004.

		Date
		Owned,	Lease
		Acquired	or	Expiration
Branch office	Location	/Opened	Owned	Date
			(a)
Bethel	Stony Hill Road, Bethel, CT	2000	Leased	2005
Brookfield	Route 7, Brookfield, CT	1964	Leased	2005
Boardman Terrace	53 Main Street, New Milford, CT	1977	Owned	---
Bridgewater (b)	Routes 57 & 133, Bridgewater, CT	1981	Owned	---
Canaan	Main St. & Granite Avenue,
	Canaan, CT	1982	Owned	---
Danbury	Main Street, Danbury, CT	2000	Leased	2006
Danbury	North Street Shopping Center,
	Danbury, CT	2000	Leased	2008
Kent (c)	50 North Main St., Kent, CT	1960	Owned	---
Lanesville	291 Danbury Road, New Milford, CT	1989	Owned	---
Morris	Route 109 & 63, Morris, CT	1981	Owned	---
New Fairfield	Routes 37 & 39, New Fairfield, CT	1969	Leased	2009
New Milford (d)	19 Main Street, New Milford, CT	1902	Owned	---
New Preston (e)	Routes 202 & 45, New Preston, CT	1979	Owned	---
Norwalk	187 Main Street, Norwalk, CT	1997	Leased	2009
Ridgefield	Route 7, Ridgefield, CT	2000	Leased	2009
Sharon	Route 41, Sharon, CT	1971	Leased	2007
Sherman	Routes 37 & 39, Sherman, CT	1976	Leased	2009
Southbury	Shaws Supermarket
	775 Main Street South, Southbury, CT	1997	Leased	2012
Southbury Main	200 Main Street South, Southbury, CT	2003	Leased	2005

(a)	Information concerning the Bank's lease payments can be found at Note 14.
(b)	The Bank owns an additional building on this site, which is leased at an annual rent of $5,000.
(c)	The Bank leases space on this site, which is leased at an annual rent of $10,000.
(d)	Main Office.
(e)	The Bank owns an additional building on this site, which is leased at an annual rent of approximately $14,800.

Item 3.     LEGAL PROCEEDINGS

NewMil and its subsidiaries are defendants in routine proceedings arising out of, and incidental to, activities conducted in the normal course of business.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2004, no matter was submitted to a vote of the shareholders of NewMil.

PART II

Item 5.    MARKET AND ISSUER PURCHASES OF EQUITY SECURITIES FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

For the information required by this item see "Annual Financial Data (unaudited)” in Note 17, “Selected Annual Consolidated Financial Data”. For a discussion of NewMil's dividend policy and restrictions on dividends see "Management Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Dividend Restrictions”.

Item 6.    SELECTED FINANCIAL DATA

The following table sets forth NewMil's consolidated financial and other data at the dates and for the periods indicated. This data has been derived from NewMil's audited consolidated financial statements. The results as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except ratios and per share amounts)
	At or for the years ended
	December 31,
	2004	2003	2002	2001	2000
Statement of Income
Interest & dividend income	$35,418	$35,131	$36,433	$37,648	$28,879
Interest expense	9,515	10,588	13,356	16,631	13,768
Net interest income	25,903	24,543	23,077	21,017	15,111
Provision (credit) for loan losses	-	-	-	-	(391)
Non-interest income:
Service fees and other	3,758	3,502	3,214	2,652	1,918
Gains on sales of loans, net	185	357	574	406	156
Gain on sale of securities, net	-	27	-	-	-
(Loss) gain on sales of OREO	-	-	(43)	-	62
Non-interest expense	17,490	17,455	16,850	15,291	11,285
Income before income taxes	12,356	10,974	9,972	8,784	6,353
Income tax provision	3,909	3,446	3,122	3,158	2,236
Net income	8,447	7,528	6,850	5,626	4,117
Financial Condition
Total assets	$744,599	$704,042	$661,595	$607,026	$523,578
Loans, net	476,660	449,651	347,215	340,368	332,544
Allowance for loan losses	5,048	5,198	5,250	5,502	5,518
Securities	216,558	199,101	197,661	212,408	140,398
Deposits	587,010	558,168	548,806	476,116	437,793
FHLB advances & other	88,801	79,564	52,469	73,323	32,091
Long term debt	9,806	9,746	-	-	-
Shareholders' equity	55,613	52,306	54,236	50,594	47,517
Non-performing assets	922	1,262	1,535	1,861	1,741
Per Share Data
Net income
Diluted	$1.95	$1.73	$1.50	$1.21	$1.05
Basic	2.01	1.82	1.59	1.26	1.10
Cash dividends	0.66	0.60	0.50	0.44	0.41
Book value	13.25	12.78	12.77	11.52	10.35
Statistical Data
Net interest margin	3.87%	3.93%	3.95%	4.05%	3.94%
Efficiency ratio	58.60	61.40	62.82	63.51	65.43
Effective tax rate	31.64	31.40	31.31	35.95	35.20
Return on average assets	1.18	1.11	1.08	1.01	1.03
Return on average shareholders' equity	15.59	14.38	13.03	11.42	11.53
Dividend payout ratio	32.84	32.97	31.45	34.92	37.27
Allowance for loan losses to total loans	1.05	1.14	1.49	1.59	1.63
Non-performing assets to total assets	0.12	0.18	0.23	0.31	0.33
Tier 1 leverage capital	7.79	7.39	6.13	6.56	8.06
Total risk-based capital	14.40	13.23	12.14	12.18	12.98
Average shareholders' equity
to average assets	7.55	7.71	8.22	8.83	8.93
Weighted average equivalent
shares outstanding, diluted	4,327	4,348	4,555	4,639	3,913
Shares outstanding at end of period
(excluding Treasury stock)	4,197	4,093	4,235	4,391	4,591

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

NewMil, a Delaware corporation, is a bank holding company for NewMil Bank, a Connecticut-chartered and Federal Deposit Insurance Corporation ("FDIC") insured savings bank (the "Bank") headquartered in New Milford, Connecticut. NewMil's principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities, and conducts its business from nineteen full-service offices in Connecticut's Litchfield, Fairfield and New Haven Counties. NewMil and the Bank were formed in 1987 and 1858, respectively.

Cautionary Statement

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of NewMil that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within our markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required as well as other risks and uncertainties reported from time to time in our filings with the SEC.

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

OVERVIEW

Net income increased 12% to $8.4 million in 2004, compared with $7.5 million in 2003. NewMil’s net interest income increased by $1.4 million, or 6%, primarily from growth in average earning assets of $45.2 million. Service charges on deposit accounts increased 14% during 2004, contributing to the growth in non-interest income. NewMil’s assets grew $41 million in 2004, to $745 million at December 31, 2004. Total gross loans were $482 million at December 31, 2004, up $27 million over the prior year. Credit quality remains strong, as evidenced by nonperforming assets at 12 basis points of total assets at December 31, 2004. NewMil had less than four basis points in net loan charge-offs as a percent of average loans for the 2004 period.

Deposits increased $29 million in 2004, to $587 million at December 31, 2004. At December 31, 2004, book value and tangible book value per common share were $13.25 and $11.29, respectively, and tier 1 leverage and total risk-based capital ratios were 7.79% and 14.40%, respectively. Return on average shareholders’ equity was 16% for 2004. NewMil’s efficiency ratio averaged 58.6% for 2004.

The following discussion and analysis of NewMil's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2004 and 2003

Analysis of Net Interest and Dividend Income

Net interest income increased $1.4 million, or 5.5%, to $25.9 million in 2004. This resulted from a $45.2 million increase in average earning assets, offset slightly by 6 basis point decrease in the net interest margin to 3.87%. The increase in earning assets is due primarily to internal growth. The decrease in the margin was due mostly to the effects of lower market interest rates during 2004 as compared with 2003 and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Years ended December 31,	Average balance		Income/expense		Average yield/rate
(dollars in thousands)	2004	2003	2004	2003	2004	2003
Loans(a)	$473,110	$420,903	$26,117	$25,224	5.52%	5.99%
Mortgage backed securities(b)	97,178	64,965	4,730	3,964	4.87	6.10
Other securities(b)(c)	98,986	138,188	4,571	5,943	4.62	4.30
Total earning assets	669,274	624,056	35,418	35,131	5.29	5.63
Other assets	48,444	55,354
Total assets	$717,718	$679,410

NOW accounts	$80,786	$75,446	222	203	0.27	0.27
Money market accounts	154,329	151,567	1,557	1,874	1.01	1.24
Savings & other	85,485	83,454	576	713	0.67	0.85
Certificates of deposit	192,123	199,293	4,374	5,217	2.28	2.62
Total interest-bearing deposits	512,723	509,760	6,729	8,007	1.31	1.57
Borrowings	88,672	66,215	2,786	2,581	3.14	3.90
Total interest-bearing funds	601,395	575,975	9,515	10,588	1.58	1.84
Demand deposits	58,020	44,670
Other liabilities	4,118	6,404
Shareholders' equity	54,185	52,361
Total liabilities &
shareholders' equity	$717,718	$679,410

Net interest income			$25,903	$24,543
Spread on interest-bearing funds					3.71	3.79
Net interest margin (d)					3.87	3.93
(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Years ended December 31,	2004 versus 2003
(in thousands)	Change in interest due to
	Volume(1)	Rate(1)	Net
Interest-earning assets:
Loans	$2,978	$(2,085)	$893
Mortgage backed securities	1,683	(917)	766
Other securities	(1,784)	412	(1,372)
Total	2,877	(2,590)	287
Interest-bearing liabilities:
Deposits	46	(1,324)	(1,278)
Borrowings	767	(562)	205
Total	813	(1,886)	(1,073)
Net change to interest income	$2,064	$(704)	$1,360
(1) Changes attributable to rate/volume are allocated proportionately to both rate and volume.

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

Interest Income

Total interest and dividend income increased $287,000, or 0.8%, to $35.4 million in 2004. Loan income increased $0.9 million, or 3.5%, primarily as a result of a $52.2 million increase in average loans offset partially by lower average yields during the year. The decrease in average loan yield, down 47 basis points, is due to lower market interest rates in 2004 and changes in portfolio mix. Investment income decreased $0.6 million, or 6.1%, in 2004 as a result of lower average yields and volume. Average securities decreased $7.0 million, or 3.4%. The decrease in average investment yield, down 14 basis points, was due to lower reinvestment yields during 2004 and changes in portfolio mix.

Interest Expense

Interest expense decreased $1.1 million, or 10.1%, to $9.5 million in 2004 primarily as a result of lower rates paid, and changes in deposit mix, offset somewhat by higher average deposits and borrowings. Deposit expense decreased $1.3 million, or 16.0%, as a result of lower rates paid, offset somewhat by higher deposit volume and changes in deposit mix. Average interest-bearing deposits increased $3.0 million, or 0.6%, due to internal growth. Average NOW, money market and savings increased $5.3 million, $2.8 million and $2.0 million, respectively, while average certificate of deposit accounts decreased $7.2 million. The average cost of interest-bearing deposits decreased 26 basis points to 1.31%. Borrowings expense increased $205,000 as a result of higher average borrowings, up $22.5 million, offset by lower advance rates, down 76 basis points.

Provision and Allowance for Loan Losses

The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Years ended December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Balance, beginning of period	$5,198	$5,250	$5,502	$5,518	$5,029
Provision (recoveries) for loan losses	-	-	-	-	(391)
Allowance acquired from purchase
of Nutmeg	-	-	-	-	584
Charge-offs
Real estate mortgages	-	-	152	58	191
Commercial & industrial	105	32	283	1	5
Consumer loans	78	45	40	15	8
Total charge-offs	183	77	475	74	204
Recoveries:
Real estate mortgages	1	1	178	18	9
Commercial & industrial	12	-	40	20	487
Consumer loans	20	24	5	20	4
Total recoveries	33	25	223	58	500
Net charge-offs (recoveries)	150	52	252	16	(296)
Balance, end of period	$5,048	$5,198	$5,250	$5,502	$5,518
Percentage of allowance
for loan losses:
to non-performing loans	547.5%	411.9%	342.0%	315.3%	346.8%
to total gross loans	1.1	1.1	1.5	1.6	1.6
Loan loss provision (recoveries)
to average loans	-	-	-	-	(0.1)
Ratio of net charge-offs (recoveries) to
average loans outstanding	-	-	0.1	-	(0.1)

NewMil made no provision for loan losses in 2004, 2003, 2002 and in 2001 and made a negative provision for loan losses of $391,000 in 2000, due to a $416,000 recovery from a previously charged off loan. In November 2000 $584,000 was added to the allowance as a result of the Nutmeg acquisition. The following table provides a summary of loan loss provision and net charge-off data activity since 1991.

					Six months
		Years ended			ended	Fiscal	Fiscal
		December 31,			December 31,	years(a)	years(a)
(dollars in thousands)	2004	2003	2002	2001	2000	1995-2000	1991-1994
Average loans	$473,110	$420,903	$344,447	$344,738	$262,761	$174,016	$145,103
Provision for loan losses	-	-	-	-	(416)	1,080	16,544
(Charge-offs) recoveries, net	(150)	(52)	(252)	(16)	372	(1,348)	(12,659)
Ratios of (annualized):
Net charge-offs to average loans	0.03%	0.01%	0.07%	0.00%	(0.14)%	0.13%	2.18%
Loan loss provision to average loans	0.00	0.00	0.00	0.00	(0.16)	0.10	2.85
Loan loss provision to net charge-offs	0.00	0.00	0.00	0.00	111.83	80.12	130.69

(a) Fiscal years ended June 30th.

During the period from 1995 to 2002 an improving economic climate and prudent credit risk management resulted in a significant decline in net charge-offs, as compared with the period from 1991 to 1994, during which time many of NewMil's borrowers experienced financial difficulties. In 2004 NewMil’s net charge-offs were $150,000 compared to $52,000 for 2003 and $252,000 for 2002 and $16,000 for 2001. During the preceding six and one half fiscal years, from 1995 through 2000, net charge-offs averaged $150,000 annually (adjusted for a $372,000 net recovery during the six months ended December 31, 2000) as compared to $3,165,000 annually for fiscal years 1991 through 1994. Due to the large losses and high level of non-performing assets through and as of June 30, 1994 the allowance for loan losses at that date was $5,246,000. Over the next six years the provision was $268,000 less than charge-offs. In 2001, through 2004 net charge-offs were $470,000 and there was no provision for loan losses.

The following table provides a comparison of allowance for loan losses and non-performing assets data for 2004 and 2003 with historical data from 2002, 2001, 2000, 1994, 1991 and 1990, which demonstrates the wide range in levels of non-performing assets and net charge-offs over these periods.

		December 31,				June 30,
(dollars in thousands)	2004	2003	2002	2001	2000	1994	1991	1990

Loans, net	$476,660	$449,651	$347,215	$340,368	$223,734	$141,775	$152,973	$160,319
Allowance for loan losses	5,048	5,198	5,250	5,502	4,978	5,246	4,006	1,361
Non-performing assets	922	1,262	1,535	1,861	1,218	13,685	21,824	17,341
Non-performing loans	922	1,262	1,535	1,745	852	8,704	20,047	16,648
Ratios of:
Allowance to gross loans	1.05%	1.14%	1.49%	1.59%	2.18%	3.57%	2.55%	0.84%
Non-performing assets
to gross loans	0.19	0.28	0.44	0.50	0.53	9.31	13.90	10.73

Although NewMil achieved loan growth, before allowance and deferred fees/costs, of $26.6 million, NewMil made no provision for loan losses during 2004. Loan growth was concentrated primarily in 1-4 family residential mortgages, commercial mortgages and commercial and industrial loans, net charge-offs as a percent of average loans were negligible, and non-performing loans remained stable and at a historically low level. Consequently, for 2004 the ratio of NewMil’s allowance for loan losses to total loans declined to 1.05% from 1.14% at December 31, 2003, 1.49% at December 31, 2002, 1.59% at December 31, 2001 and 2.18% at June 30, 2000. Similarly, NewMil’s ratio of non-performing loans to total gross loans continued to remain historically low, and actually declined to 0.19% at December 31, 2004, compared to 0.28% at December 31, 2003, 0.44% at December 31, 2002, 0.50% at December 31, 2001 and 0.37% at June 30, 2000. The ratio of past due loans (including non-performing loans) to total loans declined to 0.61% at December 31, 2004 when compared with 0.76% at December 31, 2003 and 0.99% at December 31, 2002. The ratio of past due loans was 0.67% at December 31, 2001 and 0.97% at June 30, 2000. For additional discussion on loan quality see "Non-performing Assets".

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

	December 31, 2004		December 31, 2003		December 31, 2002
(dollars in thousands)	Allowance	Loans(a)	Allowance	Loans(a)	Allowance	Loans(a)
Real Estate Mortgages
Residential 1-to-4 family	$619	61.6%	$639	62.2%	$843	56.0%
Residential 5-or-more family	208	1.4	303	1.8	420	2.8
Commercial	2,823	24.5	3,102	24.8	2,540	27.8
Land & land development	160	0.7	193	0.6	102	0.6
Home equity credit	77	7.2	76	6.6	582	8.1
Total mortgage loans	3,887	95.4	4,313	96.0	4,487	95.3
Commercial & industrial	878	4.2	858	3.5	694	4.1
Installment	13	0.4	21	0.5	36	0.2
Collateral & other	-	-	-	-	-	0.4
General unallocated	270	-	6	-	33	-
Total allowance	$5,048	100.0%	$5,198	100.0%	$5,250	100.0%
(a) Percent of loans in each category to total loans.

	December 31, 2001		December 31, 2000		June 30, 2000
(dollars in thousands)	Allowance	Loans(a)	Allowance	Loans(a)	Allowance	Loans(a)
Real Estate Mortgages
Residential 1-to-4 family	$824	52.2%	$942	55.6%	$666	57.2%
Residential 5-or-more family	790	4.2	477	5.8	548	1.8
Commercial	1,740	23.8	2,145	18.6	1,075	22.6
Land & land development	196	0.9	319	1.0	374	0.9
Home equity credit	576	9.4	604	7.1	474	8.8
Total mortgage loans	4,126	90.5	4,487	88.1	3,137	91.3
Commercial & industrial	796	8.6	609	10.8	928	7.6
Installment	46	0.3	42	0.6	45	0.4
Collateral	-	0.6	19	0.5	16	0.7
General unallocated	534	-	361	-	852	-
Total allowance	$5,502	100.0%	$5,518	100.0%	$4,978	100.0%
(a) Percent of loans in each category to total loans.

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at December 31, 2004.

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

During 2002 management refined its distribution process for allocating reserves. This refinement resulted in an increased distribution of reserves to those portions of the portfolio from that which was previously categorized as general unallocated. Due to favorable market demand conditions and commercial collateral valuation growth arising from regional economic activities during 2003 and 2004, management updated its valuations of loan reserves in 2004, factored with improved credit quality of criticized and classified loans resulted in an increase in the general unallocated portion of the allowance for loan losses at December 31, 2004. Management also determined, based on its review of all components of the Bank’s loan portfolio, economic data, industry trends and other factors, that the remaining general unallocated portion of the allowance for loan losses was adequate at December 31, 2004.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was examined by the State of Connecticut’s Department of Banking in July 2004 and the FDIC in July 2003 and no additions to the allowance were requested as a result of these examinations.

Non-Interest Income

Non-interest income increased $57,000, in 2004, due primarily to an increase in deposit account service charge revenues precipitated by internal growth. The principal categories of non-interest income are as follows:

Years ended December 31, (dollars in thousands)	2004	2003	Change
Service charges on deposit accounts	$2,968	$2,605	$363	13.9%
Gains on sales of loans, net	185	357	(172)	(48.2)
Loan servicing	34	64	(30)	(46.9)
Increase in cash surrender value of bank owned
life insurance	396	443	(47)	(10.6)
Other	360	417	(57)	(13.7)
Total non-interest income	$3,943	$3,886	$57	1.5%

The increase in service charges on deposit accounts in 2004 reflects increased transaction volume resulting from growth in transaction deposit accounts and an increase in the fee schedule during the 2004 period. During 2004 gains from sales of residential mortgage loans decreased by $172,000 due to decreased loan sales, $10.8 million in 2004 compared with $20.8 million in 2003. Loans originated for sale are pre-arranged on an individual loan basis at commitment and are sold servicing released. The decrease in loan servicing fees in 2004 results from portfolio run-off. NewMil did not acquire any loan servicing assets during 2004. The decline in the increase in the cash surrender values of bank owned life insurance was due to the effects of lower market interest rates during 2004 as compared with 2003. The decrease in other non-interest income in 2004 was primarily due to lower commissions received on official checks and money orders. The Bank began clearing its own official checks and money orders in-house in 2004. This has the effect of replacing commission income with an increase in deposit balances.

Operating Expenses

Operating expenses increased $35,000, in 2004. The principal categories of operating expenses are as follows:

Years ended December 31, (dollars in thousands)	2004	2003	Change
Salaries	$7,888	$7,834	$54	0.7%
Employee benefits	1,656	1,757	(101)	(5.7)
Occupancy	1,603	1,622	(19)	(1.2)
Equipment	1,348	1,378	(30)	(2.2)
Marketing	550	421	129	30.6
Professional, collection and OREO	919	958	(39)	(4.1)
Amortization of intangible assets	196	244	(48)	(19.7)
Other operating	3,330	3,241	89	2.7
Total operating expenses	$17,490	$17,455	$35	0.2%

The increase in salaries expense in 2004 was primarily due to year over year salary increases and lower deferred loan origination expense attributable to lower loan origination activity, offset somewhat by decreased residential mortgage commissions expense and a lower accrued bonus expense. The decrease in employee benefits expense in 2004 resulted primarily from a $91,000 increase in the benefit from the recognition of net periodic pension income, due to the increase in the funded status in 2004 of NewMil's frozen defined benefit pension plan, attributable to the increase in the market value of the plan’s assets and, to a lesser extent, offset by changes in discount rate assumption. Also contributing were lower costs related to health benefits primarily attributable to a lesser number of employees covered during the 2004 period and a decrease in payroll taxes offset somewhat by higher supplemental retirement costs and slightly higher employee 401K contributions due to an increase in the number of participants in the 2004 period. The decrease in occupancy expense was due to mostly to a decrease in building maintenance and repairs, offset partially by increased rent, utilities and other occupancy costs. Equipment expense decreased due to a decline in computer hardware, software, furniture and equipment depreciation expense during the 2004 period, offset somewhat by higher maintenance contracts on equipment and computer hardware and software. Marketing expense increased as a result of higher deposit advertising campaigns during 2004. Professional fees decreased during 2004 due primarily to a decline in consulting engagements from the 2003 period that included cost control and fee income initiatives that exceeded increases related to audit, accounting expense, legal and other professional collection costs. The decline in amortization expense for intangible assets was due to lower scheduled amortization of core deposit intangibles arising from the Nutmeg acquisition in November 2000. The increase in other operating expense was due to a greater extent to costs related from printing, telecommunications, ATM expense, franchise taxes and to increases in various other operating expense line items.

Income Taxes

Net income for 2004 included an income tax provision of $3.9 million, for an effective tax rate of 31.6%, as compared with a 2003 income tax provision of $3.4 million, for an effective tax rate of 31.4%. The difference between the effective tax rate and the 34% federal statutory rate was due to tax-exempt income and other related matters. For further information on income taxes see Note 8 of Notes to Consolidated Financial Statements.

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

Years ended December 31,	Average balance		Income/expense		Average yield/rate
(dollars in thousands)	2003	2002	2003	2002	2003	2002
Loans(a)	$420,903	$344,477	$25,224	$23,943	5.99%	6.95%
Mortgage backed securities(b)	63,917	107,123	3,924	6,569	6.14	6.03
Other securities(b)(c)	139,236	132,297	5,983	5,921	4.30	4.54
Total earning assets	624,056	583,897	35,131	36,433	5.63	6.24
Other assets	55,354	49,737
Total assets	$679,410	$633,634

NOW accounts	$75,446	$67,652	203	536	0.27	0.79
Money market accounts	151,567	136,023	1,874	2,651	1.24	1.95
Savings & other	83,454	74,510	713	1,158	0.85	1.56
Certificates of deposit	199,293	195,911	5,217	6,704	2.62	3.42
Total interest-bearing deposits	509,760	474,096	8,007	11,049	1.57	2.33
Borrowings	66,215	58,642	2,581	2,307	3.90	3.93
Total interest-bearing funds	575,975	532,738	10,588	13,356	1.84	2.51
Demand deposits	44,670	42,161
Other liabilities	6,404	6,173
Shareholders' equity	52,361	52,562
Total liabilities &
shareholders' equity	$679,410	$633,634

Net interest income			$24,543	$23,077
Spread on interest-bearing funds					3.79	3.73
Net interest margin (d)					3.93	3.95

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.
Years ended December 31,	2003 versus 2002
(in thousands)	Change in interest due to
	Volume	Rate	Volume/rate	Net
Interest-earning assets:
Loans	$5,312	$(3,299)	$(732)	$1,281
Mortgage backed securities	(2,712)	114	(47)	(2,645)
Other securities	394	(311)	(21)	62
Total	2,994	(3,496)	(800)	(1,302)
Interest-bearing liabilities:
Deposits	831	(3,603)	(270)	(3,042)
Borrowings	298	(21)	(3)	274
Total	1,129	(3,624)	(273)	(2,768)
Net change to interest income	$1,865	$128	$(527)	$1,466

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

Provision and Allowance for Loan Losses

NewMil had no provision for loan losses in 2003, 2002 and in 2001 and a negative provision for loan losses of $391,000 in 2000, due to a $416,000 recovery from a previously charged off loan. In addition, $584,000 was added to the allowance in November 2000 as a result of the Nutmeg acquisition.

During the period from 1995 to 2001 an improving economic climate and prudent credit risk management resulted in a significant decline in net charge-offs, as compared with the period from 1991 to 1994, during which time many of NewMil's borrowers experienced financial difficulties. In 2002 NewMil's net charge-offs were $252,000 compared to $16,000 for the twelve months ended December 31, 2001. During the preceding six and one half fiscal years, from 1995 through 2000, net charge-offs averaged $150,000 annually (adjusted for a $372,000 net recovery during the six months ended December 31, 2000) as compared to $3,165,000 annually for fiscal years 1991 through 1994. Due to the large losses and high level of non-performing assets through and as of June 30, 1994 the allowance for loan losses at that date was $5,246,000. Over the next six years the provision was $268,000 less than charge-offs. In 2001 and 2002 total net charge-offs were $268,000 and there was no provision for loan losses.

Non-Interest Income

Non-interest income increased $141,000 or 3.8%, in 2003, due primarily to an increase in deposit account service charge revenues precipitated by internal growth. The principal categories of non-interest income are as follows:

Years ended December 31, (dollars in thousands)	2003	2002	Change
Service charges on deposit accounts	$2,605	$2,320	$285	12.3%
Gains on sales of loans, net	357	574	(217)	(37.8)
Loss on sales of OREO	-	(43)	43	100.0
Loan servicing	64	70	(6)	(8.6)
Increase in cash surrender value of bank owned
life insurance	443	475	(32)	(6.7)
Other	417	349	68	19.5
Total non-interest income	$3,886	$3,745	$141	3.8%

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

The increase in salaries expense in 2003 was due to increased residential mortgage commissions expense, attributable to significantly higher loan origination activity, increased incentive compensation awards, and annual salary increases, offset by increased deferred loan origination expense attributable to higher loan origination activity. The increase in employee benefits expense in 2003 resulted from a $163,000 decrease in the benefit from the recognition of net periodic pension income, due to the decline in the funded status in 2002 of NewMil's frozen defined benefit pension plan, attributable to the decline in the market value of the plan’s assets and, to a lesser extent, to changes in discount rate assumption. Payroll taxes and 401K expenses increased slightly due to the increased salary expense, while health benefits expense, net of employee reimbursements, was substantially unchanged. The increase in occupancy expense was due to increased rent, building maintenance and repairs, and utilities expenses. During 2003 NewMil opened a new branch office in Southbury, CT, and added administrative office space at its main office facility. Equipment expense increased due to additional depreciation expense on recent purchases and replacements of computer hardware and software, furniture and equipment. Also contributing was an increase in software maintenance and licensing for NewMil’s core banking systems, attributable to asset growth. Marketing expense decreased as a result of lower deposit advertising campaigns during 2003. Professional fees increased during 2003 due to increased audit and accounting expense, and various consulting engagements that included cost control and fee income initiatives. The decline in amortization expense for intangible assets was due to lower scheduled amortization of core deposit intangibles arising from the Nutmeg acquisition in November 2000. The decrease in other operating expense was due to a reduction in contributions to NewMil’s charitable foundation and to declines in various other operating expense line items stemming from prudent cost control.

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

FINANCIAL CONDITION

Overview

During 2004 total assets grew $40.6 million, or 5.8%, to $744.6 million, net loans increased $27.0 million, or 6.0% and securities increased $17.5 million. Asset growth was funded with deposit growth of $28.8 million, a $5.4 million increase in Federal Home Loan Bank advances, and a $3.8 million increase in retail repurchase agreements.

Non-performing assets declined to $922,000 at December 31, 2004, as compared with $1.3 million a year ago. Book value per share increased to $13.25 at December 31, 2004, after cash dividends of $0.66, representing a 32.8% payout ratio. At December 31, 2004 NewMil’s tier 1 leverage and total risk-based capital ratios were 7.79% and 14.40%, respectively, and NewMil was "well capitalized" as defined by the Federal Reserve Board.

Securities

During 2004, securities increased $17.5 million to $216.6 million, due to security purchases of $101.9 million, offset in part by repayments and maturities of $80.9 million, a $3.5 million decrease in unrealized securities holding gains on available-for-sale securities and premium amortization. The principal categories of securities are as follows (including both available-for-sale and held-to-maturity):

	December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
U.S. Government agency notes	$44,900	$61,359	$47,672	$21,151	$10,294
Corporate bonds	11,166	37,110	39,175	38,803	22,718
Municipal bonds	10,093	10,311	10,777	11,036	10,795
Mortgage backed securities	140,366	75,729	88,757	116,792	84,832
Collateralized mortgage obligations	4,802	10,536	7,427	20,877	8,232
Federal Home Loan Bank
stock and other	5,231	4,056	3,853	3,749	3,527
Total securities	$216,558	$199,101	$197,661	$212,408	$140,398

Securities purchases in 2004 totaled $101.9 million, up 44.5% from $70.5 million in 2003. Purchases in 2004 included $90.7 million of mortgage backed securities, $10.0 million of government agency bonds and $1.2 million of other securities. Purchases in 2003 included $40.1 million of mortgage backed securities, $20.0 million of government agency bonds, $10.0 million of collateralized mortgage obligations and $0.4 million of other securities. NewMil funded a portion of these purchases with Federal Home Loan Bank advances.

Securities repayments in 2004 totaled $80.9 million, up $18.0 million, or 28.6% from $62.9 million in 2003. The increase was attributable to $50.0 million in maturing corporate and municipal bonds during 2004, in addition to the continued decline in interest rates from 2003 through 2004 and the resulting increase in prepayments from mortgage backed securities.

At December 31, 2004 the portfolio had a projected weighted average duration and life of 2.6 years and 3.7 years, respectively, based on median projected prepayment speeds at current interest rates, compared with 2.6 years and 3.1 years, respectively, at December 31, 2003. At December 31, 2004, securities totaling $204.1 million, or 94.2%, were classified as available-for-sale and securities totaling $12.5 million, or 5.8%, were classified as held-to-maturity.

NewMil’s exposure to credit risk in its securities portfolio is negligible. All NewMil’s corporate bonds are investment grade and the portfolio has a weighted average modified duration of only 0.4 years.

The composition, maturity distribution and weighted average yields of securities available-for-sale are as follows:

(dollars in thousands)	Carrying	Market
December 31, 2004	Value	Value	Yield
U.S. Government agency notes
Within 1 year	$20,072	$20,072	4.72%
After 1 year but within 5 years	24,828	24,828	2.97
Corporate bonds
Within 1 year	11,166	11,166	7.17
Mortgage backed securities	138,146	138,146	4.68
Collateralized mortgage obligations	4,658	4,658	4.32
Federal Home Loan Bank stock and other	5,231	5,231	2.39
Total securities available-for-sale	$204,101	$204,101	4.54%

December 31, 2003
U.S. Government agency notes
Within 1 year	$20,431	$20,431	4.49%
After 1 year but within 5 years	40,928	40,928	3.87
Corporate Bonds
Within 1 year	25,321	25,321	6.67
After 1 year but within 5 years	11,789	11,789	7.32
Mortgage backed securities	72,117	72,117	5.30
Collateralized mortgage obligations	9,871	9,871	4.07
Federal Home Loan Bank stock and other	4,056	4,056	2.82
Total securities available-for-sale	$184,513	$184,513	5.07%

December 31, 2002
U.S. Government agency notes
After 1 year but within 5 years	$47,672	$47,672	4.50%
Corporate bonds
After 1 year but within 5 years	39,175	39,175	6.86
Mortgage backed securities	80,226	80,226	6.60
Collateralized mortgage obligations	3,643	3,643	4.00
Federal Home Loan Bank stock and other	3,853	3,853	5.63
Total securities available-for-sale	$174,569	$174,569	6.40%

The composition, maturity distribution and weighted average yields of securities held-to-maturity are as follows:

(dollars in thousands)			Tax
	Carrying	Market	Equivalent
December 31, 2004	Value	Value	Yield
Municipal bonds
Within 1 year	$500	$500	3.79%
After 5 years but within 10 years	4,361	4,482	5.76
After 10 years but within 15 years	5,232	5,303	6.07
Mortgage backed securities	2,220	2,368	6.58
Collateralized mortgage obligations	144	147	3.52
Total securities held-to-maturity	$12,457	$12,800	5.93%

December 31, 2003
Municipal Bonds
After 1 year but within 5 years	$500	$505	3.99%
After 10 years but within 15 years	9,811	10,034	5.81
Mortgage backed securities	3,612	3,863	6.56
Collateralized mortgage obligations	665	680	3.71
Total securities held-to-maturity	$14,588	$15,082	5.07%

December 31, 2002
Municipal Bonds
After 1 but within 5 years	$250	$255	5.75%
After 10 years but within 15 years	10,527	10,739	6.12
Mortgage backed securities	8,531	9,137	6.62
Collateralized mortgage obligations	3,784	3,932	3.54
Total securities held-to-maturity	$23,092	$24,063	5.87%

Loans

During 2004 net loans grew $27.0 million, or 6.0%, to $476.7 million. Loan originations, advances and loan purchases for portfolio totaled $169.2 million in 2004 down from $268.3 million in 2003. Loan repayments were $142.2 million down from $166.0 in 2003. The ratio of net loans to assets increased to 64.0% at December 31, 2004, compared with 63.9% at December 31, 2003. During 2004 NewMil originated and sold in the secondary market $10.8 million of residential mortgage loans, compared with $20.8 million during 2003. Loans originated for sale are pre-arranged on an individual loan basis at commitment and are sold servicing released.

NewMil’s Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works extensively with several government-assisted lending programs. Commercial loans, including commercial real-estate mortgages, C&I and land and land development, increased $10.4 million in 2004. Commercial loan originations and advances totaled $66.5 million in 2004, up $9.4 million from $57.2 million a year ago. The increase in originations and advances was achieved despite the economic slow down and increased pricing competition. Commercial loan repayments increased $16.4 million for 2004 as compared to 2003.

NewMil’s Residential Mortgage Department, in addition to traditional portfolio lending, originates loans for sale to the secondary market on a service-released basis, which enables NewMil to offer a very comprehensive residential mortgage product line and earn gains from sales of such loans. The department also offers home equity loans and lines of credit and consumer installment loans. Residential mortgages, including 1-to-4 family and 5-or-more family, increased $12.0 million in 2004. Loan originations were $48.2 million, down $77.6 million, from $125.8 million in 2003. The decrease in volume was due to a reduction in refinancing activity in the 2004 period when compared to the 2003 period. Loan repayments decreased $30.5 million for 2004 when compared to 2003, due to a decrease in refinancing activity during the 2004 period. Home equity loans increased $4.4 million to $34.4 million. Home equity advances during the 2004 period slightly declined by $529,000, when compared to the 2003 period. Home equity repayments during the 2004 declined $3.2 million when compared to the prior year period.

The principal categories of the loan portfolio are as follows:

		December 31,
(in thousands)	2004	2003	2002	2001	2000
Real Estate Mortgages:
Residential 1-to-4 family	$296,252	$282,766	$197,318	$180,513	$187,755
Residential 5-or-more family	6,785	8,230	9,759	14,649	19,759
Commercial	117,915	112,673	98,035	82,422	63,089
Land & land development	3,197	2,890	2,080	2,998	3,423
Home equity credit	34,431	30,006	28,562	32,580	24,121
Total mortgage loans	458,580	436,565	335,754	313,162	298,147
Commercial and Industrial	20,471	15,663	14,364	29,922	36,390
Installment and other	1,949	2,213	2,466	3,089	3,868
Total loans, gross	481,000	454,441	352,584	346,173	338,405
Deferred loan origination fees and
purchase premium, net	708	408	(119)	(303)	(343)
Allowance for loan losses	(5,048)	(5,198)	(5,250)	(5,502)	(5,518)
Total loans, net	$476,660	$449,651	$347,215	$340,368	$332,544

The loan portfolio's forecasted maturity distribution is as follows:

December 31, 2004	Within	Within	After
(in thousands)	1 year	1-5 years	5 years	Total
Real Estate Mortgages:
Residential 1-to-4 family	$50,397	$145,663	$100,192	$296,252
Residential 5-or-more family	1,411	2,987	2,387	6,785
Commercial	28,218	45,070	44,627	117,915
Land & land development	40	3,157	-	3,197
Home equity credit	322	1,195	32,914	34,431
Total mortgage loans	80,388	198,072	180,120	458,580
Commercial and industrial	7,000	11,579	1,892	20,471
Installment and other	24	1,925	-	1,949
Total loans, gross	$87,412	$211,576	$182,012	$481,000

The amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates are as follows:

December 31, 2004	Fixed	Adjustable
(in thousands)	interest rates	interest rates
Real Estate Mortgages:
Residential 1-to-4 family	$138,345	$107,510
Residential 5-or-more	1,008	4,366
Commercial	16,618	73,079
Land and land development	-	3,157
Home equity credit	1,849	32,260
Commercial and industrial	4,175	9,296
Installment and other	1,184	741
Total loans, gross	$163,179	$230,409

Non-Performing Assets

During 2004 non-performing assets decreased $340,000 to $922,000 from $1,262,000 at December 31, 2003. Non-performing assets continue to remain historically low at only 0.12% of total assets at December 31, 2004 compared with 0.18% at December 31, 2003. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and the recent favorable economic climate. The principal categories of non-performing assets are as follows:

		December 31,
(in thousands)	2004	2003	2002	2001	2000
Non-accruing loans	$393	$451	$254	$985	$1,240
Accruing loans past due
90 days or more	529	811	1,281	760	351
Accruing restructured loans	-	-	-	-	-
Total non-performing loans	922	1,262	1,535	1,745	1,591
OREO, net	-	-	-	116	150
Total non-performing assets	$922	$1,262	$1,535	$1,861	$1,741

Changes in non-performing assets are as follows:

	Year ended December 31,
(dollars in thousands)	2004	2003	2002	2001
Balance, beginning of period	$1,262	$1,535	$1,861	$1,741
Loans placed on non-accrual status	264	478	1,074	1,033
Non-accrual loan payments	(218)	(249)	(1,244)	(633)
Non-performing loans returned to
accrual status	(685)	(1,751)	(363)	(637)
Non-performing loan charge-offs	(105)	(32)	(436)	-
Change in accruing loans past
due 90 or more days, net	404	1,281	815	409
OREO returned to accrual loan status	-	-	-	(58)
Payments to improve OREO	-	-	-	6
Gross proceeds from OREO sales	-	-	(129)	-
Loss on OREO sales, net	-	-	(43)	-
Balance, end of period	$922	$1,262	$1,535	$1,861
Percent of total assets	0.12%	0.18%	0.23%	0.31%

Had non-accrual loans as of December 31, 2004, December 31, 2003, December 31, 2002, December 31, 2001 and December 31, 2000 been current in accordance with their original terms, gross interest income of $21,000, $22,000, $16,000, $95,000 and $61,000, respectively, would have been recorded in net income. The amount of interest on these loans that was included in income was $5,000, $10,000, $6,000, $65,000 and $13,000, respectively, for the five periods. Accruing loans past due 90 days or more at December 31, 2004 consist primarily of mortgage loans in the process of collection and where the collection of accrued interest is probable. NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets for sale all OREO properties. No OREO was acquired or sold during 2004 or 2003. During 2002 NewMil sold $129,000 of OREO from which net losses of $43,000 were realized.

In addition to non-performing assets, at December 31, 2004 NewMil had $1,165,000 of performing classified loans that are considered potential problem loans as compared to $2,455,000 at December 31, 2003. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings

During 2004 deposits increased $28.8 million, or 5.2%, to $587.0 million in total deposits, compared with deposit growth of $9.4 million, or 1.7%, during 2003, $72.7 million, or 15.3% during 2002 and $38.3 million, or 8.8%, during 2001. The deposit growth during 2004 was a result of internal growth fueled by the bank’s marketing campaigns and branch sales efforts as well as deposit run-off from an adjacent large super regional multi-state bank’s integration of its acquisition of a regional multi-state bank. The factors contributing to deposit growth in 2002 and 2001 began to abate in 2003, as the equity markets staged a strong recovery and the availability of other investment alternatives with higher perceived future returns increased. Deposit growth in 2002 and 2001 was partially fueled by the negative returns in the equities markets resulting in an outflow of funds from the equities markets and into the banking system. This event temporarily reversed the disintermediation process that prevailed during the long bull market, and NewMil benefited from this shift. Also contributing to NewMil’s deposit growth in 2002 and 2001 and an increase in its market share was its Nutmeg acquisition November 2000 and deposit run-off at adjacent competitor branches operated by large regional multi-state banks involved in bank acquisitions.

NewMil has 19 full-service offices located in Fairfield, Litchfield and New Haven Counties. Scheduled maturities of certificates of deposit with balances in excess of $100,000 are as follows:

December 31, 2004		Within	Within	Over
(in thousands)	Less than 3	3 - 6	6- 12	one
	months	months	months	year	Total
Certificates of deposit
over $100,000	$8,667	$5,148	$7,963	$22,043	$43,821

NewMil’s borrowings include Federal Home Loan Bank advances, overnight retail repurchase agreements and long-term debt consisting of Trust Preferred Securities.

During 2004 Federal Home Loan Bank advances increased $5.4 million to $75.7 million primarily to fund securities purchases. Federal Home Loan Bank advances at December 31, 2004 had remaining terms ranging from within 1 month to 46 months and fixed rates ranging from 2.33% to 4.56%. Overnight retail repurchase agreements, or sweep accounts, grew $3.8 million to $13.1 million during 2004, and had an overnight rate of 1.14% at December 31, 2004.

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

The Trust Preferred Securities have an original term of 30 years and bear a fixed coupon of 6.40% for the first five years, and thereafter, a floating-rate coupon that will reset quarterly at three-month LIBOR plus 3.15%. Interest on the securities is payable quarterly. NewMil may redeem the Trust Preferred Securities, in whole or in part, on or after March 26, 2008, or earlier under certain conditions. The subordinated debentures bear the same terms and conditions as the Trust Preferred Securities. NewMil paid $300,000 in connection with the issuance of the Trust Preferred Securities and this amount is being amortized over the estimated life of the underlying securities. The net proceeds qualify as Tier I capital for regulatory purposes.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, NewMil enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2004, include long-term debt, operating leases, contractual purchases and certain pension and other benefit plans. For a further discussion regarding operating leases see Note 14.

The accompanying table summarizes NewMil’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2004. NewMil’s lending-related financial instruments include commitments that have maturities over one (1) year. Those commitments maturities are estimated to mature over a five-year period. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in NewMil’s Consolidated balance sheet and include Deposits, Federal Home Loan Bank borrowings and repurchase agreements that settle within standard market timeframes.

December 31, 2003
(in thousands)
	Less than 1	1-3	4-5	After
By Remaining Maturity	year	years	years	5 years	Total
Off-balance sheet lending-related
Financial Instruments:
Residential real estate and other
consumer - related	$21,925	$11,342	$9,722	$-	$42,989
Commercial - related:
Other unfunded commitments
to extend credit	37,939	6,876	5,894	-	50,709
Letters of credit and guarantees	3,003	-	-	-	3,003
Total	$62,867	$18,218	$15,616	$-	$96,701
Contractual cash obligations:
Long-term debt	$-	$-	$-	$10,000	$10,000
Operating leases	464	676	504	102	1,746
Contractual purchases	1,004	1,316	-	-	2,320
Pension and other benefit plans	489	1,096	1,130	2,838	5,553
Total	$1,957	$3,088	$1,634	$12,940	$19,619

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

Operating activities for 2004 provided net cash of $9.5 million. Investing activities utilized net cash of $48.6 million, principally for loan and securities purchases of $26.5 million and $101.9 million, respectively and net loan advances of $513,000 offset in part by security repayments and maturities. Financing activities provided net cash of $35.1 million, principally from a net increase in deposits and repurchase agreements of $32.7 million an increase in FHLB advances of $5.4 million and $1.0 million in proceeds from exercise of stock options, offset in part by cash dividends paid and treasury stock purchases.

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

Operating activities for 2002 provided net cash flows of $12.1 million. Investing activities provided net cash of $908,000, a result of principal collected from mortgage backed securities and other securities of $61.5 million, offset by securities purchases of $43.4 million and net loan advances and loan purchases of $15.6 million. Financing activities provided net cash of $45.6 million, principally from a net increase in deposits and repurchase agreements, offset by net Federal Home Loan Bank advance repayments, cash dividends paid and treasury stock purchases. Funds provided by operating, financing and investing activities, provided a $58.6 million increase in cash and overnight federal funds sold.

At December 31, 2004, NewMil's liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $98 million, to net deposits and short term unsecured liabilities, was 48.2%, well in excess of NewMil's minimum policy guideline of 15%.

At December 31, 2004, NewMil had outstanding commitments to fund new loan originations of $21.2 million, construction mortgage commitments of $20.1 million and unused lines of credit of $52.4 million. These commitments can be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

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

NewMil's policy guideline seeks to ensure that changes in net income over a twelve-month horizon under interest rate scenarios that incorporate a +/-100 and +/-200 basis point change in the overnight federal funds rate will not exceed -10% and -15%, respectively, as compared with the current overnight federal funds rate scenario. Should earnings simulation amounts deviate by more than these limits, management is required to take remedial action. NewMil tailors its earnings simulation test scenarios to suit current market conditions and interest rate expectations. Because December 31, 2004 interest rates were at historically low levels, NewMil performed earnings simulations to test for an immediate -125 basis point and +175 basis point change in the overnight Federal Funds rate and a gradually rising +175 basis point change in the overnight Federal Funds rate over the forecast horizon. Based on the results of the December 31, 2004 earnings simulation model and assuming that management does not take action to alter the outcome, NewMil would expect net income over the next twelve months to decrease by 10% if the overnight federal funds rate decreased immediately by 125 basis points, and decrease by 5% if the overnight federal funds rate increased immediately by 175 basis points, and decrease by 4% if the overnight federal funds rate increased gradually by 175 basis points as compared with the results of the no change in rates base case forecast over the next twelve months.

Due to the numerous assumptions in the simulation analysis, actual results will differ from estimated results. Factors other than changes in interest rates could also impact net income. A significant factor in determining NewMil's ability to maintain its net interest margin in a changing interest rate environment is its ability to manage its core deposit rates. Essentially all NewMil's deposit base is composed of local retail deposit accounts that tend to be somewhat less sensitive to moderate interest fluctuations than other funding sources and, therefore, provide a reasonably stable and cost-effective source of funds. The entry of new competitors into NewMil's market area or renewed disintermediation of deposits fueled by a resurgence in the equities markets may pressure NewMil to change its loan and deposit pricing which may negatively affect NewMil's net interest margin. NewMil structures its loan and securities portfolios to provide for portfolio re-pricing consistent with its interest rate risk objectives.

The following table sets forth NewMil's gap position at December 31, 2004, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to re-pricing in future time periods. For the purposes of this analysis, money market and savings deposits have been presented in the within 6 month category and NOW account deposits have been presented in the after 5-year category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the re-pricing periods presented due to differences in their re-pricing elasticity relative to changes in the general level of interest rates.

December 31, 2004		Within	Within		Non-
(dollars in thousands)	Within 6	7-12	1-5	After	interest-
	months	months	years	5 years	bearing	Total
ASSETS
Securities	$48,661	$17,849	$111,400	$37,186	$1,462	$216,558
Cash & due from banks	-	-	-	-	18,493	18,493
Loans, net	134,965	46,005	210,477	85,837	(624)	476,660
Other assets	-	-	-	-	32,888	32,888
Total assets	183,626	63,854	321,877	123,023	52,219	$744,599
SOURCE OF FUNDS
Deposits
Demand (non interest-bearing)	-	-	-	-	66,895	66,895
NOW accounts	-	-	-	85,889	-	85,889
Money market	147,375	-	-	-	-	147,375
Savings & other	85,829	-	-	-	-	85,829
Certificates of deposit	72,339	43,756	84,901	26	-	201,022
Federal Home Loan
Bank advances	37,194	5,943	25,077	7,440	-	75,654
Repurchase agreements	13,147	-	-	-	-	13,147
Long term debt	-	-	-	10,000	(194)	9,806
Other liabilities	-	-	-	-	3,369	3,369
Stockholders' equity	-	-	-	-	55,613	55,613
Total sources of funds	355,884	49,699	109,978	103,355	125,683	$744,599
Cumulative interest-rate
sensitivity gap	$(172,258)	$(158,103)	$53,796	$73,464	$-
Percent of total assets	(23.1)%	(21.2)%	7.2%	9.9%	-%

At December 31, 2004, NewMil's one-year cumulative gap was liability sensitive, amounting to $158.1 million, or -21.2% of assets. A liability sensitive gap implies that NewMil's net interest margin could be adversely affected by a sudden increase in interest rates.

CAPITAL RESOURCES

During 2004 shareholders' equity increased $3.3 million, or 6.3%, to $55.6 million, while book value per share increased from $12.78 at December 31, 2003 to $13.25 at December 31, 2004. The increase in shareholders' equity resulted from net income of $8.4 million, proceeds from the exercise of stock options of $1.0 million and a $90,000 tax benefit from the exercise of non-qualified stock options, offset, in part, by dividend payments of $2.8 million, net unrealized losses of $2.2 million on securities available for sale, net of taxes, and treasury stock purchases of $1.3 million.

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

During 2004 NewMil repurchased 45,100 shares of common stock for total consideration of $1.3 million, or $28.71 per average share under the share repurchase plan announced on April 23, 2003.

Capital Requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At December 31, 2004, NewMil's leverage capital ratio was 7.79% and its tier I and total risk-based capital ratios were 13.22% and 14.40%, respectively. At December 31, 2004, the Bank's leverage capital, and tier I and total risk-based capital ratios were 7.63%, 12.94% and 14.13%, respectively. At December 31, 2003, the Bank's leverage capital, and tier I and total risk-based capital ratios were 6.85%, 11.13% and 12.36%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier 1 risk-based ratio of 6% or above and a Tier 1 leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividend Restrictions

In April 2004 NewMil increased its quarterly dividend payment 13% to $0.17 per share. During the years ended December 31, 2004 and 2003 total dividends of $0.66 and $0.60 per share, respectively, were paid.

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

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2004 was $15.9 million. In some instances further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 - Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of this staff accounting bulletin did not have a material impact on results of operations, financial position, or liquidity of NewMil.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment”. The Statement requires entities to measure the cost of employees services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). However, no compensation expense is recognized for equity instruments that do not vest. The estimated grant-date fair value of employee share options must be determined using option-pricing models adjusted for the unique characteristics of those instruments. The notes to the financial statements will include additional disclosures to assist users of the financial statements in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date of the Statement for NewMil is July 1, 2005. All public entities will be required to apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or proforma disclosure purposes. Under the stock option plans currently in place at NewMil, and assuming similar amounts of options are granted to directors as in prior years and that no options are granted to employees, since no option grants are contemplated, and using the current valuation assumptions with respect to the dividend yield, expected volatility, risk-free interest rate and expected lives, NewMil expects the impact of this statement to have no effect on net income for 2005 and to reduce net income by approximately $50,000, or $0.01 per share, for 2006 and thereafter.

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. In May 2004, FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued which provides accounting guidance on implementing the effects of the Act. NewMil’s postretirement benefit plan does provide prescription drug benefits. NewMil has reviewed the prescription drug benefits provided under its postretirement benefit plan and has determined that such benefits are actuarially equivalent to Medicare Part D under the Act, however, based on the limited number of retirees eligible for the Plan and the limited prescription drug benefits paid, by the Plan, the costs of qualifying for the subsidy will exceed the benefit provided by the subsidy. Therefore, the provisions of FSP 106-2 are expected to have no impact on the financial statements of NewMil and, accordingly, the APBO and net periodic postretirement benefit cost included in its financial statements do not reflect the effects of the Act on the Company’s postretirement benefits plan.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 03-1, determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115 (including individual securities and investments in mutual funds) and to investments accounted for under the cost method. The provisions of this EITF were originally effective for reporting periods beginning after June 15, 2004. However, on October 1, 2004, the FASB issued Staff Position No. EITF 03-1-1, deferring the effective date of paragraphs 10-20 of EITF Issue 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairment as required by existing authoritative literature. NewMil adopted the disclosure requirements of EITF 03-1 as of December 31, 2003, which were not affected by Staff Position 03-1-1. NewMil does not believe that the application of the recognition guidance in paragraphs 10-20 of EITF Issue 03-1 will have a material impact on NewMil’s consolidated financial statements.

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

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of NewMil Bancorp, Inc.:

We have completed an integrated audit of NewMil Bancorp, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of NewMil Bancorp, Inc. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management's assessment and our audit of the Company's internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Hartford, Connecticut

March 04, 2005

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2004	2003
ASSETS
Cash and due from banks	$18,493	$22,524
Federal funds sold	-	-
Total cash and cash equivalents	18,493	22,524
Securities
Available-for-sale at market	204,101	184,513
Held-to-maturity at amortized cost (fair value: $12,800 and $15,082)	12,457	14,588
Loans (net of allowance for loan losses: $5,048 and $5,198)	476,660	449,651
Other real estate owned	-	-
Bank premises and equipment, net	7,339	7,594
Accrued interest income	3,343	3,711
Intangible assets (net of accumulated amortization: $1,464 and $1,268)	8,240	8,700
Other assets	13,966	12,761
Total Assets	$744,599	$704,042

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$66,895	$49,813
NOW accounts	85,889	76,524
Money market	147,375	155,911
Savings and other	85,829	84,660
Certificates of deposit	201,022	191,260
Total deposits	587,010	558,168
Federal Home Loan Bank advances	75,654	70,247
Repurchase agreements	13,147	9,317
Long-term debt	9,806	9,746
Accrued interest and other liabilities	3,369	4,258
Total Liabilities	$688,986	651,736
Commitments and contingencies	-	-
Shareholders' Equity
Common stock - $.50 per share par value
Shares authorized: 20,000,000
Shares issued: 5,990,138	2,995	2,995
Paid-in capital	41,957	42,142
Retained earnings	33,514	27,844
Accumulated other comprehensive income, net	703	2,913
Treasury stock (at cost: 1,793,614 and 1,897,277 shares)	(23,556)	(23,588)
Total Shareholders' Equity	55,613	52,306
Total Liabilities and Shareholders' Equity	$744,599	$704,042

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
		Years ended
		December 31,
	2004	2003	2002
Interest and dividend income
Interest and fees on loans	$26,117	$25,224	$23,943
Interest and dividends on securities	9,256	9,626	12,044
Interest on federal funds sold	45	281	446
Total interest and dividend income	35,418	35,131	36,433
Interest expense
Deposits	6,729	8,007	11,049
Borrowed funds	2,786	2,581	2,307
Total interest expense	9,515	10,588	13,356
Net interest and dividend income	25,903	24,543	23,077
Provision for loan losses	-	-	-
Net interest and dividend income
after provision for loan losses	25,903	24,543	23,077
Non-interest income
Service charges on deposit accounts	2,968	2,605	2,320
Gains on sales of mortgage loans, net	185	357	574
Loss on sale of OREO	-	-	(43)
Gain on sale of security	-	27	-
Loan servicing fees	34	64	70
Other	756	833	824
Total non-interest income	3,943	3,886	3,745
Non-interest expense
Salaries	7,888	7,834	7,395
Employee benefits	1,656	1,757	1,589
Occupancy	1,603	1,622	1,392
Equipment	1,348	1,378	1,179
Professional, collections and OREO	919	958	851
Marketing	550	421	633
Amortization of intangibles	196	244	287
Other	3,330	3,241	3,524
Total non-interest expense	17,490	17,455	16,850
Income before income taxes	12,356	10,974	9,972
Income tax provision	3,909	3,446	3,122
Net income	$8,447	$7,528	$6,850

Diluted earnings per share	$1.95	$1.73	$1.50
Basic earnings per share	2.01	1.82	1.59
Dividends per share	0.66	0.60	0.50

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

						Accumulated	Total
		Common Stock	Paid-in	Retained	Treasury	other comp-rehensive	share- holders'
(dollars in thousands)	Shares	Amount	capital	earnings	stock	income	equity
Balances at December 31, 2001	5,990,138	$2,995	$42,568	$18,105	$(15,995)	$2,921	$50,594
Net income for year	-	-	-	6,850	-	-	6,850
Net unrealized gain on
securities available-for-sale, net of taxes	-	-	-	-	-	2,858	2,858
Total comprehensive income							9,708
Cash dividends paid	-	-	-	(2,162)	-	-	(2,162)
Exercise of stock options	-	-	(481)	-	725	-	244
Tax benefit from exercise of
non-qualified stock options	-	-	207	-	-	-	207
Common stock issued	-	-	3	-	41	-	44
Common stock repurchased	-	-	-	-	(4,399)	-	(4,399)
Balances at December 31, 2002	5,990,138	2,995	42,297	22,793	(19,628)	5,779	54,236
Net income for year	-	-	-	7,528	-	-	7,528
Net unrealized loss on
securities available-for-sale, net of taxes	-	-	-	-	-	(2,866)	(2,866)
Total comprehensive income							4,662
Cash dividends paid	-	-	-	(2,477)	-	-	(2,477)
Exercise of stock options	-	-	(213)	-	615	-	402
Tax benefit from exercise of
non-qualified stock options	-	-	32	-	-	-	32
Common stock issued	-	-	26	-	29	-	55
Common stock repurchased	-	-	-	-	(4,604)	-	(4,604)
Balances at December 31, 2003	5,990,138	2,995	42,142	27,844	(23,588)	2,913	52,306
Net income for year	-	-	-	8,447	-	-	8,447
Net unrealized loss on
securities available-for-sale, net of taxes	-	-	-	-	-	(2,210)	(2,210)
Total comprehensive income							6,237
Cash dividends paid	-	-	-	(2,777)	-		(2,777)
Exercise of stock options	- -	(297)	-	1,320	-	1,023
Tax benefit from exercise of
non-qualified stock options	-	-	90	-	-	-	90
Common stock issued	-	-	22	-	7	-	29
Common stock repurchased	-	-	-	-	(1,295)	-	(1,295)
Balances at December 31, 2004	5,990,138	$2,995	$41,957	$33,514	$(23,556)	$703	$55,613

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
(in thousands)	2004	2003	2002
Operating Activities
Net income	$8,447	$7,528	$6,850
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	-	-	-
Provision for depreciation and amortization	834	926	806
Amortization of intangible assets	196	244	287
Amortization and accretion of securities premiums and discounts, net	201	356	920
Amortization of issuance cost of long term debt	60	46	-
Gains on sales of loans, net	(185)	(357)	(574)
Loss on sale of OREO, net	-	-	43
Gain on sale of security	-	(27)	-
Loans originated for sale	(10,761)	(20,834)	(34,505)
Proceeds from sales of loans originated for sale	10,946	21,191	35,079
Tax benefit from exercise of non-qualified stock options	90	32	207
Deferred income tax (benefit) provision	(7)	(205)	(137)
Increase in BOLI cash surrender values	(396)	(443)	(475)
Decrease (increase) in accrued interest income	368	(181)	311
Decrease in accrued interest expense and other liabilities	(350)	(144)	(910)
Decrease in other assets, net	61	62	4,223
Net cash provided by operating activities	9,504	8,194	12,125
Investing Activities
Purchases of securities available-for-sale	(11,164)	(30,361)	(28,180)
Purchases of mortgage backed securities available-for-sale	(90,720)	(40,131)	(15,211)
Proceeds from sale of security held-to-maturity	-	1,527	-
Proceeds from maturities and principal repayments of securities	55,648	12,029	16,141
Principal collected on mortgage backed securities	25,230	50,823	45,407
Loan advances, net	(513)	(43,695)	(6,903)
Loans purchased	(26,496)	(58,740)	(8,685)
Proceeds from sales of OREO	-	-	129
Purchases of Bank premises and equipment, net	(579)	(1,445)	(1,790)
Net cash (utilized) provided by investing activities	(48,594)	(109,993)	908
Financing Activities
Net increase in deposits	28,842	9,362	72,690
Net increase in repurchase agreements	3,830	1,925	1,609
FHLB advances (repayments), net	5,407	25,170	(22,463)
Issuance of long term debt, net of issuance costs	-	9,700	-
Common Stock repurchased	(1,295)	(4,604)	(4,399)
Proceeds from Common Stock reissued	29	55	44
Cash dividends paid	(2,777)	(2,477)	(2,162)
Proceeds from exercise of stock options	1,023	402	244
Net cash provided by financing activities	35,059	39,533	45,563
(Decrease) increase in cash and cash equivalents	(4,031)	(62,266)	58,596
Cash and cash equivalents, beginning of year	22,524	84,790	26,194
Cash and cash equivalents, end of year	$18,493	$22,524	$84,790

Cash paid during year
Interest to depositors	$6,738	$8,026	$11,082
Interest on borrowings	2,721	2,567	2,318
Income taxes	3,852	3,660	3,121
Non-cash transfers
From loans to OREO	-	-	56

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NewMil is the bank holding company for NewMil Bank, a State chartered savings bank. NewMil's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is NewMil's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through 19 full-service offices located in Litchfield and Fairfield Counties. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

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

NewMil's loans are generally collateralized by real estate located principally in Connecticut. In addition, substantially all OREO, if any, is located in Connecticut. Accordingly, the collectability of a substantial portion of the loan portfolio and OREO through foreclosure is particularly susceptible to changes in market conditions.

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

Securities
Securities that may be sold as part of NewMil's asset/liability or liquidity management or in response to or in anticipation of changes in interest rates and resulting prepayment risk, or for other similar factors, are classified as available-for-sale and carried at their fair market value. Unrealized holding gains and losses on such securities are reported net of related taxes, if applicable, as a separate component of shareholders' equity. Securities that NewMil has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost. Realized gains and losses on the sales of all securities are reported in earnings and computed using the specific identification cost basis. Securities that NewMil has transferred from available-for-sale to held-to-maturity are carried at the fair value at the time of transfer, adjusted for subsequent amortization or accretion. Securities are reviewed regularly for other than temporary impairment. If there was other than temporary impairment, the carrying value of the investment security would be reduced to the estimated fair value, with the impairment loss recognized in the consolidated statements of income as other operating income, net. Premiums and discounts are amortized or accreted utilizing the interest method over the life or call of the term of the investment security

Loans
Loans are reported at their principal outstanding balance net of charge-offs, deferred loan origination fees and costs on originated loans and unamortized premiums or discounts on purchased loans. Loan origination and commitment fees, certain direct origination costs and unamortized premiums or discounts on purchased loans are deferred and recognized over the life of the related loan as an adjustment of yield under the interest method, or taken into income when the related loan is sold.

Mortgage loans held-for-sale are valued at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. Changes in the carrying value are reported in earnings as gains and losses on mortgage loans held for sale. Realized gains and losses on sales of mortgage loans are reported in earnings as gains and losses on sales of mortgage loans, net, when the proceeds are received from investors.

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

Allowance for Loan Losses
NewMil periodically reviews the allowance for loan losses in order to maintain the allowance at a level sufficient to absorb probable credit losses. NewMil's review is based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including probable credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle. The allowance for loan losses is increased through charges to earnings in the form of a provision for loan losses. When a loan or portion of a loan is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. While NewMil uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in regional economic conditions and related factors.

NewMil measures impaired loans based on the present value of the expected future cash flows discounted at the loan's effective interest rate, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent and foreclosure is probable. NewMil recognizes impairment by creating a valuation allowance as a component of the allowance for loan losses. A loan is impaired when, based on current information, it is probable that NewMil will be unable to collect all amounts due according to the contractual terms of the loan. Smaller-balance homogeneous loans consisting of residential mortgages and consumer loans are evaluated for collectability by NewMil based on historical loss experience rather than on an individual loan-by-loan basis. Impaired loans are primarily commercial mortgages collateralized by real estate and commercial and industrial loans.

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

Intangible Assets
Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in acquisitions accounted for using the purchase method of accounting. In November 2000, NewMil acquired Nutmeg Federal Savings and Loan Association ("Nutmeg"). In connection with the acquisition, NewMil recorded goodwill of $8.1 million and a core deposit intangible of $1.4 million. The core deposit intangible is being amortized on a declining balance method over a period of seven years from the acquisition date. NewMil has amortized $1.1 million, of the $1.4 million core deposit intangible and must amortize the remaining $325,000 over the remaining period. Upon adoption of SFAS 142 NewMil ceased to amortize goodwill in accordance with the Statement. On an annual basis, management assesses intangible assets for impairment and at December 31, 2004, there was no impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

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

	Years ended
	December 31,
(in thousands)	2004	2003	2002
Basic	4,204	4,126	4,321
Effect of dilutive stock options	123	222	234
Diluted	4,327	4,348	4,555

Segments of an Enterprise and Related Information
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. NewMil does not have any operating segments, as defined by SFAS 131, and therefore, has not disclosed any operating segment information.

Recent Accounting Pronouncements
On March 9, 2004, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 105 - Application of Accounting Principles to Loan Commitments (“SAB 105”). SAB 105 summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The SEC staff believes that in recognizing a loan commitment, entities should not consider expected future cash flows related to the associated servicing of the loan until the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with the servicing retained. The provisions of SAB 105 are applicable to all loan commitments accounted for as derivatives and entered into subsequent to March 31, 2004. The adoption of this staff accounting bulletin did not have a material impact on results of operations, financial position, or liquidity of NewMil.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standard (“SFAS”) No. 123, “Share-Based Payment”. The Statement requires entities to measure the cost of employees services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). However, no compensation expense is recognized for equity instruments that do not vest. The estimated grant-date fair value of employee share options must be determined using option-pricing models adjusted for the unique characteristics of those instruments. The notes to the financial statements will include additional disclosures to assist users of the financial statements in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date of the Statement for NewMil is July 1, 2005. All public entities will be required to apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or proforma disclosure purposes. Under the stock option plans currently in place at NewMil, and assuming similar amounts of options are granted to directors as in prior years and that no options are granted to employees, since no option grants are contemplated, and using the current valuation assumptions with respect to the dividend yield, expected volatility, risk-free interest rate and expected lives, NewMil expects the impact of this statement to have no effect on net income for 2005 and to reduce net income by approximately $50,000, or $0.01 per share, for 2006 and thereafter.

In December 2003, a bill was signed into law that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor post-retirement benefit plans that provide prescription drug coverage. In May 2004, FASB Staff Position 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued which provides accounting guidance on implementing the effects of the Act. NewMil’s postretirement benefit plan does provide prescription drug benefits. NewMil has reviewed the prescription drug benefits provided under its postretirement benefit plan and has determined that such benefits are actuarially equivalent to Medicare Part D under the Act, however, based on the limited number of retirees eligible for the Plan and the limited prescription drug benefits paid, by the Plan, the costs of qualifying for the subsidy will exceed the benefit provided by the subsidy. Therefore, the provisions of FSP 106-2 are expected to have no impact on the financial statements of NewMil and, accordingly, the APBO and net periodic postretirement benefit cost included in its financial statements do not reflect the effects of the Act on the Company’s postretirement benefits plan.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 03-1, determining the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS 115 (including individual securities and investments in mutual funds) and to investments accounted for under the cost method. The provisions of this EITF were originally effective for reporting periods beginning after June 15, 2004. However, on October 1, 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. EITF 03-1-1, deferring the effective date of paragraphs 10-20 of EITF Issue 03-1. The delay does not suspend the requirement to recognize other-than-temporary impairment as required by existing authoritative literature. NewMil adopted the disclosure requirements of EITF 03-1 as of December 31, 2003, which were not affected by Staff Position 03-1-1. NewMil does not believe that the application of the recognition guidance in paragraphs 10-20 of EITF Issue 03-1 will have a material impact on NewMil’s consolidated financial statements.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
December 31, 2004
U.S. Government Agency notes
Within 1 year	$20,072	$57	$-	$20,015
After 1 year but within 5 years	24,828	-	170	24,998
Corporate bonds
Within 1 year	11,166	162	-	11,004
Mortgage backed securities	138,146	1,515	581	137,212
Collateralized mortgage obligations	4,658	84	-	4,574
Total debt securities	198,870	1,818	751	197,803
Equity securities	5,231	1	-	5,230
Total securities available-for-sale	$204,101	$1,819	$751	$203,033
December 31, 2003
U.S. Government Agency notes
Within 1 year	$20,431	$421	$-	$20,010
After 1 but within 5 years	40,928	798	-	40,130
Corporate bonds
Within 1 year	25,321	548	-	24,773
After 1 but within 5 years	11,789	787	-	11,002
Mortgage backed securities	72,117	1,905	183	70,395
Collateralized mortgage obligations	9,871	151	-	9,720
Total debt securities	180,457	4,610	183	176,030
Equity securities	4,056	1	-	4,055
Total securities available-for-sale	$184,513	$4,611	$183	$180,085

Securities classified as held-to-maturity (carried at amortized cost) were as follows:
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value
December 31, 2004
Municipal bonds
Within 1 year	$500	$4	$4	$500
After 5 years within 10 years	4,361	121	-	4,482
After 10 years within 15 years	5,232	71	-	5,303
Mortgage backed securities	2,220	148	-	2,368
Collateralized mortgage obligations	144	3	-	147
Total securities held-to-maturity	$12,457	$347	$4	$12,800
December 31, 2003
Municipal bonds
After 1 year but within 5 years	$500	$5	$-	$505
After 10 years within 15 years	9,811	223	-	10,034
Mortgage backed securities	3,612	251	-	3,863
Collateralized mortgage obligations	665	15	-	680
Total securities held-to-maturity	$14,588	$494	$-	$15,082
(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

There were two fixed rate mortgage-backed securities which had unrealized losses which have been in unrealized loss positions for over a twelve month period at December 31, 2004. One security had a loss of $37,000 or 1.1%, of the carrying value. The second security had a loss of $75,000, or 0.9%, of the carrying value. All other losses at December 31, 2004, were in loss positions under a twelve-month period. Management does not believe any individual loss as of December 31, 2004 represented any other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rate.

Cash proceeds and realized gains and losses from sales of securities were as follows:

	Cash	Realized	Realized
(in thousands)	proceeds	gains	losses
Year ended December 31, 2004	$-	$-	$-
Year ended December 31, 2003
Collateralized Mortgage Obligations, held-to-maturity	$1,527	$27	$-
Year ended December 31, 2002	$-	$-	$-

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

At December 31, 2004 securities with a carrying value and market value aggregating approximately $5,521,000 and $5,642,000, respectively, were pledged as collateral against public funds and securities with a carrying value and market value aggregating approximately $24,579,000 and $24,579,000, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value aggregating $16,453,000 and $16,559,000, respectively, were pledged as collateral against Treasury Tax & Loan Deposits.

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:
	December 31,
(in thousands)	2004	2003
Real estate mortgages
1-to-4 family residential	$296,252	$282,766
5-or-more family residential	6,785	8,230
Commercial	117,915	112,673
Land & land development	3,197	2,890
Home equity credit	34,431	30,006
Commercial & Industrial	20,471	15,663
Installment & other	1,949	2,213
Total loans, gross	481,000	454,441
Deferred loan origination fees & purchase premiums, net	708	408
Allowance for loan losses	(5,048)	(5,198)
Total loans, net	$476,660	$449,651

	December 31,
(in thousands)	2004	2003
Impaired loans
With no valuation allowance	$218	$507
With valuation allowance	239	198
Total impaired loans	457	705
Valuation allowance	151	198
Commitments to lend additional
amounts to impaired borrowers	-	-
Average impaired loans	581	828
Valuation of impaired loans based on:
Discounted cash flows	-	-
Collateral values	457	705

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

Changes in the allowance for loan losses are as follows:

	Years ended
	December 31,
(in thousands)	2004	2003	2002
Balance, beginning of period	$5,198	$5,250	$5,502
Provision for losses	-	-	-
Charge-offs	(183)	(77)	(475)
Recoveries	33	25	223
Balance, end of period	$5,048	$5,198	$5,250

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:
	December 31,
(in thousands)	2004	2003
Non-accrual loans	$393	$451
Accruing loans past due 90 days or more	529	811
Accruing troubled debt restructured loans	-	-
Total non-performing loans	922	1,262
Real estate acquired in settlement of loans	-	-
Total non-performing assets	$922	$1,262

The reductions in interest income associated with non-accrual loans are as follows:
		Years ended
		December 31,
(in thousands)	2004	2003	2002
Income in accordance with original terms	$21	$22	$16
Income recognized	5	10	6
Reduction in interest income	$16	$12	$10

NOTE 5 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:
	December 31,
(in thousands)	2004	2003
Land	$1,321	$1,321
Buildings and improvements	7,486	7,355
Equipment	5,400	5,957
Leasehold improvements	737	648
Total cost	14,944	15,281
Accumulated depreciation and amortization	(7,605)	(7,687)
Bank premises and equipment, net	$7,339	$7,594

NOTE 6 - DEPOSITS

The components of deposits are as follows:
	December 31,
(in thousands)	2004	2003
Demand (non-interest bearing)	$66,895	$49,813
NOW accounts	85,889	76,524
Money market	147,375	155,911
Savings and other	85,829	84,660
Certificates of deposit	201,022	191,260
Total	$587,010	$558,168

Certificates of deposits that have a remaining maturity greater than one year amounted to $84.5 million, at December 31, 2004.

Scheduled maturities of certificates of deposit with balances in excess of $100,000 are as follows:

December 31, 2004		Within	Within	Over
(in thousands)	Less than 3	3 - 6	6- 12	one
	months	months	months	year	Total
Certificates of deposit
over $100,000	$8,667	$5,148	$7,963	$22,043	$43,821

NOTE 7 - BORROWINGS

Fixed rate advances from the Federal Home Loan Bank of Boston are as follows:
	December 31,
(in thousands)	2004	2003
1.11% due January 14, 2004	$-	$25,000
2.38% due January 5, 2005	8,000	-
2.54% due January 3, 2005	2,855	-
2.42% due January 12, 2005	8,000	-
2.33% due January 19, 2005	7,513	-
2.42% due January 24, 2005	5,000	-
4.56% due August 10, 2006 (a)	3,734	5,761
4.49% due August 31, 2006 (a)	3,730	5,757
4.39% due September 11, 2006 (a)	5,105	7,719
3.76% due February 1, 2007 (a)	4,568	6,551
2.41% due February 26, 2007 (d)	10,000	-
2.67% due February 14, 2008 (a)	6,644	8,581
2.98% due July 10, 2008 (c)	9,505	9,878
4.49% due October 6, 2008 (b)	1,000	1,000
Total	$75,654	$70,247
(a) 5-year term with 5-year amortization
(b) Callable annually
(c) 5-year term with 20-year amortization
(d) 3 Year term, callable quarterly

NewMil has a pre-approved line of credit of up to 2% of total assets with the Federal Home Loan Bank of Boston ("FHLBB") under the FHLBB's IDEAL Way Line of Credit Program. These advances are one-day variable rate loans with automatic rollover. Under an agreement with the FHLBB NewMil is required to maintain qualified collateral, as defined in the FHLBB's Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. NewMil maintains qualified collateral in excess of the amount required to support the outstanding advances and the pre-approved line of credit at December 31, 2004. During 2004 the highest outstanding level of Federal Home Loan Bank advances was $76.6 million. The weighted average advance rate was 2.9% for the year ending December 31, 2004.

NewMil enters into repurchase agreements directly with its customers. These agreements are offered as an overnight or short-term investment to NewMil's customers. During 2004 the highest outstanding level of repurchase agreements was $15.4 million. The weighted average borrowing cost was 1.2% for the year ending December 31, 2004. Information concerning short-term borrowings represented by securities sold under agreements to repurchase is presented as follows:

	December 31,
(dollars in thousands)	2004	2003
Repurchase agreements, balance ending	$13,147	$9,317
Average balance	11,721	7,768
Book value of collateral
U.S. Government agency notes	24,579	17,355
Market value of collateral	24,579	17,355
Weighted average rate	1.14%	1.24%
Weighted average maturity	1 day	1 day

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

The Trust Preferred Securities have an original term of 30 years and bear a fixed coupon of 6.40% for the first five years, and thereafter, a floating-rate coupon that will reset quarterly at three-month LIBOR plus 3.15%. Interest on the securities is payable quarterly. NewMil may redeem the Trust Preferred Securities, in whole or in part, on or after March 26, 2008, or earlier under certain conditions. The subordinated debentures bear the same terms and conditions as the Trust Preferred Securities. NewMil paid $300,000 in connection with the issuance of the Trust Preferred Securities and this amount is being amortized over the estimated life of the underlying securities. The net proceeds qualify as Tier I capital for regulatory purposes.

NOTE 8 - INCOME TAXES

NewMil provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

		Years ended
		December 31,
(in thousands)	2004	2003	2002
Current provision
Federal	$3,915	$3,650	$3,258
State	1	1	1
Total	3,916	3,651	3,259
Deferred benefit
Federal	(7)	(205)	(137)
State	-	-	-
Total	(7)	(205)	(137)
Income tax provision	$3,909	$3,446	$3,122
The following is a reconciliation of the expected federal statutory tax to the income tax provision:

		Years ended
		December 31,
	2004	2003	2002
Income tax at statutory federal tax rate	34.0%	34.0%	34.0%
Connecticut Corporation tax,
net of federal tax benefit	-	-	-
Cash surrender value, life insurance	(1.2)	(1.4)	(1.6)
Other	(1.2)	(1.2)	(1.1)
Effective income tax rates	31.6%	31.4%	31.3%

The components of NewMil's net deferred tax asset are as follows:
	December 31,		December 31,
	2004		2003
(in thousands)	Federal	State	Federal	State
Deferred tax assets
Net operating losses	$-	$5,528	$-	$4,559
Bad debt expense, book	1,716	379	1,767	390
Post retirement benefits	447	99	540	119
Other	72	193	95	117
Total deferred tax assets	2,235	6,199	2,402	5,185
Deferred tax liabilities
Unrealized gains on securities available-for-sale and
transferred to held-to-maturity	362	-	1,500	-
Prepaid Pension	560	124	515	114
Bad debt expense, tax	228	50	465	103
Other	480	106	462	101
Total deferred tax liabilities	1,630	280	2,942	318
Net deferred tax assets (liabilities)	605	5,919	(540)	4,867
Valuation reserve	-	(5,919)	-	(4,867)
Net deferred tax assets (liabilities)	$605	$-	$(540)	$-

The allocation of deferred tax expense involving items charged to income and items charged directly to shareholders' equity and items charged to goodwill are as follows:

	December 31,		December 31,
	2004		2003
(in thousands)	Federal	State	Federal	State
Deferred tax expense
(benefit) allocated to:
Shareholders' equity	$(1,138)	$-	$(1,476)	$-
Goodwill	-	-	-	-
Income	(7)	-	(205)	-
Total deferred tax expense	$(1,145)	$-	$(1,681)	$-

NewMil will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

At December 31, 2004 and 2003, a valuation allowance was established for the entire amount of the state deferred tax assets as a result of Connecticut legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a "passive investment company" (PIC). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in State of Connecticut corporate tax law.

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

NewMil uses a September 30, 2004 measurement date for its plans. The funded status of the Pension Plan and the Other Benefits Plan was as follows:

	Pension Plan		Other Benefits Plan
(in thousands)	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation, beginning of year	$6,695	$6,419	$766	$779
Service cost	-	-	19	15
Interest cost	381	403	51	45
Impact of assumption change	155	155	33	28
Experience (loss) gain	(156)	-	61	(80)
Impact of plan changes	-	-	-	-
Plan participants' contributions	-	-	-	-
Actuarial gain	-	-	-	-
Benefits paid	(295)	(282)	(20)	(21)
Benefit obligation, end of year	6,780	6,695	910	766
Change in plan assets:
Fair value of plan assets, beginning of year	7,089	6,422	-	-
Actual gain on plan assets	722	949	-	-
Employer contribution	-	-	20	21
Plan participant's contribution	-	-	-	-
Benefits paid	(295)	(282)	(20)	(21)
Fair value of plan assets, end of year	7,516	7,089	-	-
Funded status	736	394	(910)	(766)
Unrecognized prior service cost	177	190	-	-
Unrecognized net actuarial loss	734	930	195	108
Unrecognized net transition obligation	-	-	130	146
Prepaid (accrued) benefit cost	$1,647	$1,514	$(585)	$(512)

The projected unit credit cost method was used and below are certain other assumptions utilized:

	Pension Plan		Other Benefits Plan
(in thousands)	2004	2003	2004	2003
Weighted-average assumptions:
Discount rate	6.00%	6.25%	6.00%	6.25%
Expected long term rate of return	8.00	8.00	-	-
Trend Rate
Initial Rate	-	-	11.00	12.00
Ultimate Rate	-	-	5.00	5.00
Years until ultimate rate	-	-	6	7

The following is the impact of changes in trend assumption related to the Other Benefits Plan:

	Accrued Pension	Service Cost &
(in thousands)	Benefit Obligation	Interest Cost
At Trend + 1%	1,051	83
Dollar impact	140	13
Percentage impact	15.42%	18.66%

At Trend - 1%	$801	$60
Dollar impact	(110)	(10)
Percentage impact	(12.05)%	(14.29)%

The following are components of net periodic benefits (cost):
	Pension Plan		Other Benefits Plan
(in thousands)	2004	2003	2004	2003
Components of net periodic cost:
Service cost	$-	$-	$19	$15
Interest cost	381	403	51	45
Expected return on plan assets	(531)	(497)	-	-
Amortization of prior service cost	13	13	-	-
Amortization of recognized net loss	4	39	7	1
Amortization of net transition obligation	-	-	15	15
Net periodic benefit (income) cost	$(133)	$(42)	$92	$76

NewMil’s Other Plan is not funded. NewMil’s Pension Plan weighted-average asset allocations were as follows:

(in thousands)	December 31, 2004
Investment Allocation:
Equity securities	80%	$6,021
Debt securities	16	1,214
Real estate	-	-
Other assets	4	281
Total	100%	$7,516

The investment objective for the Pension Plan is to obtain a favorable relative return for the entire fund, consistent with preservation of capital emphasizing some income generation and long term growth. While some risk is warranted pursuing long-term growth of capital, consistent annual returns with low volatility in investment performance are very desirable.

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

NewMil’s Other Plan contributions for fiscal year beginning January 1, 2005 is expected to be $35,000. NewMil’s Pension plan expects not to make any contributions during the fiscal year beginning January 1, 2005.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Pension Plan	Other Benefits Plan
2005	$454	$35
2006	503	38
2007	508	47
2008	512	50
2009	514	54
2010-2014	$2,529	$309

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

NewMil has a 401(k) Savings Retirement Plan covering all eligible employees. Participants may contribute up to 15% of their compensation, subject to a maximum of $13,000 per year in 2004. Individuals, age 50 or higher during 2004 are eligible to contribute a “catch-up” contribution amounting to an additional $3,000. Effective January 1, 2000, NewMil amended the 401(k) Savings Retirement Plan in order to adopt the provisions of the IRS safe harbor rules. For the period from July 1, 1999 to December 31, 1999 NewMil contributed amounts equal to 50% of annual employee contributions up to 6% of participants' compensation. Since January 1, 2000, NewMil contributes amounts equal to 100% of annual employee contributions up to 3% of participants' compensation and 50% of the next 2% of annual employee contributions of participants' compensation. Since the amendment to the Plan, employees are fully vested in NewMil's contributions. NewMil contributed $199,000 in 2004, $190,000, in 2003 and $171,000 to the Plan in 2002. The plan allows for NewMil to make non-contributory profit sharing contributions. No profit sharing contributions were made during 2004, 2003 or 2002.

NewMil provides supplemental retirement benefits to certain key executives. Supplemental retirement expense was $229,000 for 2004, $201,000 for 2003 and $220,000 for 2002.

NOTE 10 - SHAREHOLDERS' EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "For Capital Adequacy Purposes" and "To Be Well Capitalized Under Prompt Corrective Action Provisions" are as follows:

	December 31, 2004		December 31, 2003
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Actual Capital Position
Tier 1 leverage	$55,296	7.63%	$46,796	6.85%
Tier 1 risk-based	55,296	12.94	46,796	11.13
Total risk-based	60,344	14.13	51,994	12.36
Minimum Requirement For
Capital Adequacy
Tier 1 leverage	28,998	4.00	27,314	4.00
Tier 1 risk-based	17,088	4.00	16,822	4.00
Total risk-based	34,176	8.00	33,645	8.00
Minimum Requirement To
Be Well Capitalized
Tier 1 leverage	36,248	5.00	34,143	5.00
Tier 1 risk-based	25,632	6.00	25,233	6.00
Total risk-based	42,720	10.00	42,056	10.00

Restrictions on Subsidiary's Dividends and Payments

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2004 was $15.9 million. In some instances further restrictions on dividends may be imposed on NewMil by the FRB.

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

During 2004 NewMil repurchased 45,100 shares of common stock for total consideration of $1.3 million, or $28.71 per average share, under the share repurchase plan announced on April 23, 2003.

NOTE 11 - COMPREHENSIVE INCOME

Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. NewMil's only component of other comprehensive income is net unrealized gains (losses) on securities. The components of comprehensive income are as follows:

		Years ended
		December 31,
(in thousands)	2004	2003	2002
Net income	$8,447	$7,528	$6,850
Net unrealized (losses) gains on securities during period	(2,210)	(2,866)	2,858
Comprehensive income	$6,237	$4,662	$9,708

The components of other comprehensive income, and related tax effects are as follows:

		Tax
	Before Tax	(expense)	Net of Tax
	amount	benefit	amount
Year ended December 31, 2004
Net unrealized losses on securities available-for-sale
during year	$(3,360)	$1,142	$(2,218)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	12	(4)	8
Net unrealized gains on securities during year	$(3,348)	$1,138	$(2,210)
Year ended December 31, 2003
Net unrealized losses on securities available-for-sale
during year	$(4,395)	$1,495	$(2,900)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	52	(18)	34
Net unrealized gains on securities during year	$(4,343)	$1,477	$(2,866)
Year ended December 31, 2002
Net unrealized gains on securities available-for-sale
during year	$4,306	$(1,464)	$2,842
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	24	(8)	16
Net unrealized gains on securities during year	$4,330	$(1,472)	$2,858

NOTE 12 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

	Year ended
	December 31,
(in thousands)	2004	2003
Balance, beginning of period	$2,094	$2,411
Advances	1,417	1,527
Related parties added during period	-	-
Repayments	591	(1,844)
Balance, end of period	$2,920	$2,094

NOTE 13 - STOCK OPTIONS

During 2004 NewMil's 1986 Stock Option and Incentive Plan ("Employee Plan") was amended to increase the aggregate number of shares of stock subject to options which may be granted under the Employee Plan by 200,000 shares and extending the term of the Plan until April 28, 2014.

The Employee Plan authorizes the granting of both incentive and non-incentive options and stock appreciation rights (SARs) to officers and other key employees by the Salary and Benefits Committee of the Board. During the last three years no SARs were granted. The Employee Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price not less than 85% of the fair market value of NewMil's stock on the date of the grant. During 2004 NewMil granted 70,000 options. During January 2004, 49,500 options were granted by NewMil, which included a vesting requirement of approximately eight months. During October 2004, NewMil granted an additional 20,500 options under which there were no vesting requirements. During 2004 NewMil's 1992 Stock Option Plan for Outside Directors ("Director Plan") was amended to increase the aggregate number of shares of stock subject to options which may be granted under the Directors Plan by 50,000 shares. The amendment also removed the automatic annual grant of 2,000 shares to each non-employee director and places the authority to grant shares with the Salary and Benefits Committee up to 1,000 shares per year, per non-employee director, based upon the performance of NewMil and the Bank during the previous fiscal year and extended the term of the Directors Plan until April 28, 2014. The Director Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price of not less than the fair market value (average of the bid and ask price) of NewMil's stock on the date of the grant. During 2004 no options or SARS were granted. Changes in outstanding stock option and SARS are as follows:

	Employee Plan		Director Plan
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
December 31, 2001	290,150	6.959	158,000	7.779
Granted	49,182	15.573	20,000	14.760
Exercised	(26,250)	4.584	(41,000)	3.000
Lapsed	(800)	3.000	(10,000)	3.000
December 31, 2002	312,282	8.526	127,000	10.798
Granted	-	-	-	-
Exercised	(50,575)	7.179	(6,000)	6.458
Lapsed	(900)	14.85	-	-
December 31, 2003	260,807	8.728	121,000	11.013
Granted	70,000	29.092	-	-
Exercised	(133,745)	6.561	(14,000)	10.388
Lapsed	(100)	14.850	(4,000)	5.000
December 31, 2004	196,962	17.434	103,000	11.332
Options exercisable at
December 31, 2004	196,962		103,000
Options available under plan	181,666		53,000

The following table summarizes information about NewMil's Employee and Director stock option plans, as of December 31, 2004:

			Weighted
			average	Weighted
			remaining	average
Range of	Number of options		contractual	exercise
exercise price	Outstanding	Exercisable	life	price
$6.00 - 8.99	59,465	59,465	1.1	6.63
9.00 - 11.99	82,205	82,205	4.9	10.77
12.00 - 14.99	78,292	78,292	5.7	14.06
15.00 - 18.99	10,000	10,000	7.1	18.41
19.00 - 29.35	70,000	70,000	9.1	29.09
	299,962	299,962	5.4	$15.34

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

	Years ended
	December 31,
(net income in thousands)	2004	2003	2002
As reported
Net income	$8,447	$7,528	$6,850
Earnings per share, diluted	1.95	1.73	1.50
Earnings per share, basic	2.01	1.82	1.59

Pro forma
Net income	8,089	7,406	6,669
Earnings per share, diluted	1.87	1.70	1.46
Earnings per share, basic	1.92	1.80	1.54

Stock-based employee compensation
cost, net of related taxes, included in net income
As reported	-	-	-
Pro forma	358	122	181

Dividend yield	2.75%	3.26%	3.30%
Expected volatility	20.00	30.00	30.00
Risk-free interest rate	3.25	5.21	5.16
Expected lives, years	5	10	10
Grant date, fair value of options	$4.77	$4.96	$4.83

NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit, which are not reflected in the accompanying financial statements. NewMil's loan commitments are as follows:

	December 31,
(in thousands)	2004	2003
Unused lines of credit	$52,437	$50,428
Construction mortgages	20,060	17,352
Loan commitments	21,200	14,533
Letters of Credit	3,003	2,470

NewMil does not anticipate any material losses as a result of these transactions. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. NewMil's exposure to credit loss in the event of non-performance by the other party to the commitment is represented by the contractual amount of the instrument. The exposure to credit loss is limited by evaluating the customer's credit worthiness on a case-by-case basis and by obtaining collateral if deemed necessary. Collateral held generally includes residential and commercial real estate. NewMil generally requires an initial loan to value ratio of no greater than 80% when real estate collateralizes a loan commitment.

NewMil and its subsidiaries are defendants in proceedings arising out of, and incidental to, activities conducted in the normal course of business. In the opinion of management, resolutions of these matters will not have a material effect on NewMil's financial condition, results of operations or cash flows.

NewMil leases facilities under operating leases that expire at various dates through 2012. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by NewMil. Rent expense totaled $540,000 for 2004, $526,000 for 2003 and $432,000 for 2002. Future minimum lease payments at December 31, 2004 are as follows:

Future minimum lease payments
(in thousands)	December 31, 2004
2005	$463
2006	388
2007	289
2008	281
2009	223
After 2009	102
$1,746

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

The carrying values and estimated fair values of NewMil's financial instruments are as follows:

(in thousands)	December 31, 2004		December 31, 2003
	Estimated		Estimated
	Carrying	fair	Carrying	fair
	value	value	value	value
Financial Assets
Cash and due from banks	$18,493	$18,493	$22,524	$22,524
Federal funds sold	-	-	-	-
Securities available-for-sale	204,101	204,101	184,513	184,513
Securities held-to-maturity	12,457	12,800	14,588	15,082
Loans	481,000	478,432	454,441	456,753
Allowance for loan losses	(5,048)	-	(5,198)	-
Deferred loan origination fees
and purchase premium, net	708	-	408	-
Loans, net	476,660	478,432	449,651	456,753
Accrued interest receivable	3,343	3,343	3,711	3,711

Financial Liabilities
Deposits
Demand (non-interest bearing)	$66,895	$66,895	$49,813	$49,813
NOW accounts	85,889	85,889	76,524	76,524
Money market	147,375	147,375	155,911	155,911
Savings and other	85,829	85,829	84,660	84,660
Certificates of deposit	201,022	201,534	191,260	193,853
Total deposits	587,010	587,522	558,168	560,761
FHLB advances	75,654	75,215	70,247	71,979
Repurchase agreements	13,147	13,147	9,317	9,317
Long term debt	9,806	10,129	9,746	8,269
Accrued interest payable	242	242	237	237

  NOTE 16 - NEWMIL BANCORP, INC. (parent company only) FINANCIAL INFORMATION

 The unconsolidated balance sheets and statements of income and cash flows of NewMil Bancorp, Inc. are presented as follows:

Balance Sheets	December 31,
(in thousands)	2004	2003
Assets
Cash and due from bank	$1,257	$3,723
Investment in Bank subsidiary	64,239	58,408
Investment in other subsidiary	310	310
Total Assets	$65,806	$62,441
Liabilities and Shareholders' Equity
Liabilities	$10,192	$10,135
Shareholders' equity	55,614	52,306
Total Liabilities and Shareholders' Equity	$65,806	$62,441

		Years ended
Statements of Income		December 31,
(in thousands)	2004	2003	2002
Dividends from subsidiaries	$1,449	$1,325	$6,339
Expenses	952	695	248
Income before taxes and undistributed
net income of subsidiaries	497	630	6,091
Income tax	90	32	207
Income before equity in undistributed
net income of subsidiaries	407	598	5,884
Equity in undistributed net income of subsidiaries	8,040	6,930	966
Net income	$8,447	$7,528	$6,850

		Years ended
Statements of Cash Flows		December 31,
(in thousands)	2004	2003	2002
Net income	$8,447	$7,528	$6,850
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed
net income of subsidiaries	(8,040)	(6,930)	(966)
Other	56	(305)	249
Net cash provided by operating activities	463	293	6,133
Investing Activities:
Payments for investments in and advances to subsidiaries	-	(310)	-
Net cash used by investing activities	-	(310)	-
Financing Activities:
Cash dividends paid	(2,777)	(2,477)	(2,162)
Proceeds from Common Stock reissued	29	55	44
Common Stock repurchased	(1,295)	(4,604)	(4,399)
Proceeds from exercise of stock options	1,024	402	244
Proceeds from advances from subsidiary	-	10,310	-
Other	90	32	-
Net cash (used) provided by financing activities	(2,929)	3,718	(6,273)
(Decrease) increase in cash and cash equivalents	(2,466)	3,701	(140)
Cash and cash equivalents, beginning of period	3,723	22	162
Cash and cash equivalents, end of period	$1,257	$3,723	$22

NOTE 17 - SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected annual consolidated financial data for the years ended December 31, 2004 and 2003 is as follows (in thousands except ratios and per share amounts):

	Year ended December 31, 2004
	March 31,	June 30,	Sept 30,	Dec 31,
Statement of Income
Interest and dividend income	$8,831	$8,697	$8,881	$9,009
Interest expense	2,321	2,301	2,390	2,503
Net interest income	6,510	6,396	6,491	6,506
Provision for loan losses	-	-	-	-
Non-interest income:
Gains on sales of loans, net	40	68	38	39
Service fees and other	877	944	991	946
Non-interest expense	4,465	4,386	4,376	4,263
Income before income taxes	2,962	3,022	3,144	3,229
Income tax provision	939	960	1,000	1,010
Net income	2,023	2,062	2,144	2,219

Financial Condition
Total assets	$714,370	$730,756	$730,410	$744,599
Loans, net	452,301	474,941	480,447	476,660
Allowance for loan losses	5,178	5,165	5,146	5,048
Securities	199,087	192,713	196,087	216,558
Deposits	558,841	584,696	586,047	587,010
FHLB advances & other borrowings	75,546	70,403	63,070	75,654
Long term debt	9,761	9,776	9,791	9,806
Shareholders' equity	54,424	53,185	55,049	55,613
Non-performing assets	1,518	1,506	1,181	922

Per Share Data
Earnings, diluted	$0.47	$0.48	$0.50	$0.51
Cash dividends	0.15	0.17	0.17	0.17
Book value	12.90	12.64	13.11	13.25
Market price: (a)
High	29.46	29.82	29.65	32.00
Low	27.41	26.98	26.70	28.13

Statistical Data
Net interest margin	4.01%	3.85%	3.84%	3.79%
Efficiency ratio	60.12	59.21	58.19	56.91
Return on average assets	1.16	1.16	1.19	1.21
Return on average shareholders' equity	15.16	15.30	15.87	16.01
Weighted average equivalent
shares outstanding, diluted	4,334	4,332	4,321	4,313

(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Selected Annual Consolidated Financial Data (unaudited) continued:

Year ended December 31, 2003
	March 31,	June 30,	Sept 30,	Dec 31,
Statement of Income
Interest and dividend income	$8,739	$8,756	$8,732	$8,904
Interest expense	2,778	2,807	2,558	2,445
Net interest income	5,961	5,949	6,174	6,459
Provision for loan losses	-	-	-	-
Non-interest income:
Gains on sales of loans, net	72	42	127	116
Loss on sale of OREO	-	-	-	-
Service fees and other	753	868	898	1,010
Non-interest expense	4,132	4,210	4,370	4,743
Income before income taxes	2,654	2,649	2,829	2,842
Income tax provision	827	828	890	901
Net income	1,827	1,821	1,939	1,941

Financial Condition
Total assets	$685,163	$681,033	$681,958	$704,042
Loans, net	389,544	420,248	449,701	449,651
Allowance for loan losses	5,249	5,245	5,224	5,198
Securities	197,432	180,382	156,313	199,101
Deposits	553,480	566,961	558,612	558,168
FHLB advances & other borrowings	60,435	48,117	57,114	79,564
Long term debt	9,701	9,716	9,731	9,746
Shareholders' equity	55,003	51,521	51,681	52,306
Non-performing assets	1,438	1,339	1,403	1,262

Per Share Data
Earnings, diluted	$0.41	$0.42	$0.45	$0.45
Cash dividends	0.15	0.15	0.15	0.15
Book value	13.01	12.59	12.65	12.78
Market price: (a)
High	23.15	24.50	25.99	29.35
Low	19.90	22.10	21.84	25.40

Statistical Data
Net interest margin	3.94%	3.81%	3.92%	4.05%
Efficiency ratio	60.89	61.38	60.70	62.53
Return on average assets	1.11	1.07	1.13	1.12
Return on average shareholders' equity	13.44	14.06	15.13	14.92
Weighted average equivalent
shares outstanding, diluted	4,450	4,311	4,293	4,307

NewMil Bancorp, Inc.'s Common Stock, par value $.50 per share ("Common Stock") trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: NMIL. As of March 1, 2005, there were 1,382 shareholders of record of NewMil's Common Stock.

a)	The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosures between NewMil and its independent accountants for which a Form 8-K was required to be filed during the year ended December 31, 2004 or for the period from December 31, 2004 to the date hereof.

Item 9A.     CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting also includes controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal controls

There were no significant changes in NewMil’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

Item 9B.    OTHER INFORMATION

Not applicable.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears in NewMil's Proxy Statement dated March 25, 2005 for the 2005 Annual Meeting of Shareholders, under the captions "Director Nominees for Election for a Three Year Term", "Directors Continuing in Office" and "Committees of the Board of Directors." Such information is incorporated herein by reference and made a part hereof. In addition, the following information is provided.

Additional Executive Officers

		Position with
Name	Age	NewMil Bank	Officer Since
John A. Baker	56	Senior Vice President	1998
Virginia Dexter	49	Senior Vice President	2004
Diane Farrell	51	Senior Vice President	1987
Robert Granata	40	Senior Vice President	2004
Thomas W. Grant III	68	Senior Vice President	1994
Roberta Reed	57	Senior Vice President	1995
Marlene Warren	48	Senior Vice President	2004
June Walker	46	Vice President	2004

Item 11.    EXECUTIVE COMPENSATION

The information required by this item appears in NewMil's Proxy Statement dated March 25, 2005 for the 2005 Annual Meeting of Shareholders, under the captions: "Executive Officer Compensation"; "Employee Benefit Plans"; "Salary and Benefits Committee Report on Executive Compensation"; and "Performance Graph". Such information is incorporated herein by reference and made a part hereof.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                          AND RELATED STOCKHOLDER MATTERS

The information required by this item appears in NewMil's Proxy Statement dated March 25, 2005 for the 2005 Annual Meeting of Shareholders, under the captions "Principal Shareholders," "Director Nominees for Election for a Three Year Term" and "Directors Continuing in Office," and "Executive Compensation." Such information is incorporated herein by reference and made a part hereof.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in NewMil's Proxy Statement dated March 25, 2005 for the 2005 Annual Meeting of Shareholders, under the caption "Transactions with Management and Others". Such information is incorporated herein by reference and made a part hereof.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in NewMil's Proxy Statement dated March 25, 2005 for the 2005 Annual Meeting of Shareholders, under the caption "Relationship With Independent Public Accountants". Such information is incorporated herein by reference and made a part hereof.

PART IV
Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as exhibits to this report and appear on the pages indicated.

Financial Statements

None.

(b)	Current Reports on Form 8-K.
N/A

(c)	Exhibits

The following documents are filed as Exhibits to this Form 10-K, as required by Item 601 of Regulation S-K.

Exhibit No.	Description

3.1	Certificate of Incorporation of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).

3.1.1	Amendment to Certificate of Incorporation of NewMil increasing authorized shares of common stock from 6,000,000 to 20,000,000 (incorporated by reference to Registrant’s 2002 Form 10-K).

3.2	Bylaws of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).

4.1	Instruments Defining Rights of Security Holders (Included in Exhibits 3.1 and 3.2)

10.1
Rights Agreement between NewMil Bancorp, Inc. and American Stock Transfer and Trust Company as Rights Agent dated as of July 19, 1994 concerning NewMil Bancorp's shareholder rights plan of same (incorporated by reference to Registrant’s 2002 Form 10-K).

10.2	Employment agreement with its President and CEO, Francis J. Wiatr, dated January 23, 2002 (incorporated by reference to Registrant’s 2002 Form 10-K).

10.2.1	Amendment of employment agreement with its President and CEO, Francis J. Wiatr, dated February 23, 2005 (incorporated by reference to Registrant's February 24, 2005 Form 8-K).

10.3	Dividend reinvestment plan for NewMil Bancorp's shareholders (incorporated by reference to the Registrant's 1996 Form 10-K).

10.4	The Second Amended and Restated 1986 Stock Option and Incentive Plan for Officers and Key Employees (incorporated by reference to the Registrant's S-8 POS dated January 25, 2001). (No. 333-53360).

10.5	The Third Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's S-8 POS dated January 25, 2001). (No. 333-53360).

10.6	Employment agreement between NewMil Bank and Senior Vice President, William D. Starbuck dated as of November 10, 2000 (incorporated by reference to Registrant’s 2002 Form 10-K).

10.7
Form of Director Group Term Carve-Out Split Dollar Life Insurance Agreement (Herbert E. Bullock, Joseph Carlson II, Kevin L. Dumas, Laurie G. Gonthier, Paul N. Jaber, Robert J. McCarthy, John Otto, Suzanne Powers, Anthony M. Rizzo, Sr. and Mary C. Williams) (incorporated by reference to Registrant’s 2002 Form 10-K).

10.08
Form of Executive Officer Group Term Carve-Out Split Dollar Life Insurance Agreement (Francis J. Wiatr, B. Ian McMahon, Terrence Shannon, William Starbuck and four other executive officers) (incorporated by reference to Registrant’s 2002 Form 10-K).

10.09	Salary Continuation and Split Dollar Agreement between NewMil Bank and Francis J. Wiatr (incorporated by reference to Registrant’s 2002 Form 10-K).

10.10	Salary Continuation and Split Dollar Agreement between NewMil Bank and Diane Farrell (incorporated by reference to Registrant’s 2003 Form 10-K).

10.11	Salary Continuation between NewMil Bank and Thomas W. Grant (incorporated by reference to Registrant’s 2003 Form 10-K).

10.12	Salary Continuation and Split Dollar Agreement between NewMil Bank and Terrence J. Shannon (incorporated by reference to Registrant’s 2003 Form 10-K).

10.13	Director Deferred Compensation Agreement between NewMil Bank and Director Joseph Carlson II (incorporated by reference to Registrant’s 2003 Form 10-K).

10.14	Director Deferred Compensation Agreement between NewMil Bank and Director Kevin L. Dumas (incorporated by reference to Registrant’s 2003 Form 10-K).

10.15	Director Deferred Compensation Agreement between NewMil Bank and Director Paul N. Jaber (incorporated by reference to Registrant’s 2003 Form 10-K).

10.16	Director Deferred Compensation Agreement between NewMil Bank and Director Anthony M. Rizzo, Sr. (incorporated by reference to Registrant’s 2003 Form 10-K).

10.17	Change of Control Agreement between NewMil Bancorp and John A. Baker (incorporated by reference to Registrant’s 2003 Form 10-K).

10.18	Change of Control Agreement between NewMil Bancorp and Diane Farrell (incorporated by reference to Registrant’s 2003 Form 10-K).

10.19	Change of Control Agreement between NewMil Bancorp and Thomas W. Grant (incorporated by reference to Registrant’s 2003 Form 10-K).

10.20	Change of Control Agreement between NewMil Bancorp and B. Ian McMahon (incorporated by reference to Registrant’s 2003 Form 10-K).

10.21	Change of Control Agreement between NewMil Bancorp and Betty F. Pacocha (incorporated by reference to Registrant’s 2003 Form 10-K).

10.22	Change of Control Agreement between NewMil Bancorp and Roberta Reed (incorporated by reference to Registrant’s 2003 Form 10-K).

10.23	Change of Control Agreement between NewMil Bancorp and Terrance J. Shannon (incorporated by reference to Registrant’s 2003 Form 10-K).

10.24	Change of Control Agreement between NewMil Bancorp and Roberta Reed (incorporated by reference to Registrant's March 2004 Form 10-Q).

10.25	Change of Control Agreement between NewMil Bancorp and William Starbuck (incorporated by reference to Registrant's March 2004 Form 10-Q).

10.26	Amended and Restated Change of Control Agreement between NewMil Bancorp and B. Ian McMahon (incorporated by reference to Registrant's September 2004 Form 10-Q).

10.27	Change of Control Agreement between NewMil Bancorp and Robert Granata (incorporated by reference to Registrant's September 2004 Form 10-Q).

10.28	The Amended and Restated 1986 Stock Option and Incentive Plan for Officers and Key Employees (incorporated by reference to the Registrant's S-8 POS dated September 14, 2004). (No. 333-119142).

10.29	The Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's S-8 POS dated September 14, 2004). (No. 333-119142).

11.1	Statement regarding Computation of Net Income Per Common Share.

14.0	Code of Ethics Policy.

21.1	Subsidiaries of the Registrant.

23.0	Consent of PricewaterhouseCoopers LLP.

24.0
Power of Attorney granted by Directors (Herbert E. Bullock, Joseph Carlson II, Kevin L. Dumas, Laurie G. Gonthier, Paul N. Jaber, Robert J. McCarthy, John Otto, Suzanne Powers, Anthony M. Rizzo, Sr. and Mary C. Williams) in favor of Francis J. Wiatr and B. Ian McMahon to sign such Director names to the Form 10-K dated February 16, 2005.

99.1
Proxy Statement dated March 25, 2004 for the 2005 Annual Meeting of Shareholders, of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders' scheduled for April 27, 2005).

31.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

(d)	Financial Statement Schedules

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
March 07, 2005

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.

/s/ Herbert E. Bullock	/s/ John J. Otto
Herbert E. Bullock	John J. Otto
Director	Director
March 07, 2005	March 07, 2005

/s/ Joseph Carlson II	/s/ Betty F. Pacocha
Joseph Carlson II	Betty F. Pacocha
Director	Director and Secretary
March 07, 2005	March 07, 2005

/s/ Kevin L. Dumas	/s/ Suzanne L. Powers
Kevin L. Dumas	Suzanne L. Powers
Director	Director
March 07, 2005	March 07, 2005

/s/ Paul N. Jaber	/s/ Anthony M. Rizzo, Sr.
Paul N. Jaber	Anthony M. Rizzo, Sr.
Director	Director
March 07, 2005	March 07, 2005

/s/ Laurie G. Gonthier	/s/ Francis J. Wiatr
Laurie G. Gonthier	Francis J. Wiatr
Director	Chairman of the Board, President
March 07, 2005	and Chief Executive Officer
March 07, 2005
/s/ Robert J. McCarthy
Robert J. McCarthy	/s/ Mary C. Williams
Director	Mary C. Williams
March 07, 2005	Director
March 07, 2005

/s/ B. Ian McMahon
B. Ian McMahon
Chief Financial Officer
and Chief Accounting Officer
March 07, 2005