Form 10-Q
period 2005-03-31
NEWMIL BANCORP INC
filed 2005-05-06
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes [X] No [ ]

The number of shares of Common Stock outstanding as of March 31, 2005, is 4,210,924.

TABLE OF CONTENTS
		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of
	March 31, 2005 and December 31, 2004	3

	Consolidated Statements of Income
	for the three month periods
	ended March 31, 2005 and March 31, 2004	4

	Consolidated Statements of Changes in
	Shareholders' Equity for the three month
	periods ended March 31, 2005 and March 31, 2004	5

	Consolidated Statements of Cash Flows
	for the three month periods ended
	March 31, 2005 and March 31, 2004	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	25

Item 4.	Control and Procedures	25

PART II Other Information

Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	Submission of matters to a vote of security holders	26
Item 5.	Other information	26
Item 6.	Exhibits	26

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31,	December 31,
(dollars in thousands)	2005	2004
ASSETS
Cash and due from bank	$20,664	$18,493
Federal funds sold	-	-
Total cash and cash equivalents	20,664	18,493
Securities
Available-for-sale at market	246,194	204,101
Held-to-maturity at amortized cost
(fair value: $12,123 and $12,800)	11,885	12,457
Loans (net of allowance for loan losses: $5,001 and $5,048)	476,772	476,660
Other real estate owned	73	-
Bank premises and equipment, net	7,171	7,339
Accrued interest income	3,228	3,343
Intangible assets (net of accumulated amortization: $1,501 and $1,464)	8,203	8,240
Other assets	15,610	13,966
Total Assets	$789,800	$744,599

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$71,039	$66,895
NOW accounts	84,766	85,889
Money market	151,220	147,375
Savings and other	87,130	85,829
Certificates of deposit	210,129	201,022
Total deposits	604,284	587,010
Federal Home Loan Bank advances	98,663	75,654
Repurchase agreements	14,186	13,147
Long-term debt	9,821	9,806
Accrued interest and other liabilities	8,264	3,369
Total Liabilities	735,218	688,986
Commitments and contingencies	-	-
Shareholders' Equity
Common stock - $.50 per share par value
Authorized: 20,000,000
Shares issued: 5,990,138	2,995	2,995
Paid-in capital	42,067	41,957
Retained earnings	34,908	33,514
Accumulated other comprehensive (loss) income, net	(1,609)	703
Treasury stock, at cost: 1,779,214 and
1,793,614 shares	(23,779)	(23,556)
Total Shareholders' Equity	54,582	55,613
Total Liabilities and Shareholders' Equity	$789,800	$744,599

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)
	Three months ended
	March 31,
	2005	2004
Interest and dividend income
Interest and fees on loans	$6,737	$6,441
Interest and dividends on securities	2,530	2,383
Interest on federal funds sold	12	7
Total interest and dividend income	9,279	8,831
Interest expense
Deposits	1,874	1,623
FHLB Advances	630	492
Repurchase agreements	40	31
Long term debt	175	175
Total interest expense	2,719	2,321
Net interest and dividend income	6,560	6,510
Provision for loan losses	-	-
Net interest and dividend income
after provision for loan losses	6,560	6,510
Non-interest income
Service charges on deposit accounts	702	684
Gains on sales of mortgage loans, net	52	40
Loan servicing fees	7	10
Other	186	183
Total non-interest income	947	917
Non-interest expense
Salaries and employee benefits	2,312	2,466
Occupancy	433	402
Equipment	354	328
Marketing	67	121
Postage and telecommunications	133	131
Printing and office supplies	104	101
Professional, collections and OREO	226	297
Service bureau	93	94
Amortization of intangibles	37	49
Other	496	476
Total non-interest expense	4,255	4,465
Income before income taxes	3,252	2,962
Income tax provision	1,017	939
Net income	$2,235	$2,023

Per common share
Diluted earnings	$0.52	$0.47
Basic earnings	0.53	0.48
Cash dividends	0.20	0.15

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)						Accumulated
						other comp-	Total
						rehensive	share-
	CommonStock		Paid-in	Retained	Treasury	(loss)	holders'
(dollars in thousands)	Shares	Amount	capital	earnings	stock	income	equity
Balances at
December 31, 2003	5,990,138	$2,995	$42,142	$27,844	$(23,588)	$2,913	$52,306
Net income for period	-	-	-	2,023	-	-	2,023
Net unrealized loss on
securities available-for-sale,
net of taxes	-	-	-	-	-	(8)	(8)
Total comprehensive income							2,015
Cash dividends paid	-	-	-	(631)	-	-	(631)
Exercise of stock options	-	-	(341)	-	1,225	-	884
Common stock issued	-	-	-	-	-	-	-
Tax benefit from exercise of
non-qualified stock options	-	-	60	-	-	-	60
Common stock repurchased	-	-	-	-	(210)	-	(210)
Balances at March 31, 2004	5,990,138	$2,995	$41,861	$29,236	$(22,573)	$2,905	$54,424
Balances at
December 31, 2004	5,990,138	$2,995	$41,957	$33,514	$(23,556)	$703	$55,613
Net income for period	-	-	-	2,235	-	-	2,235
Net unrealized loss on
securities available-for-sale,
net of taxes	-	-	-	-	-	(2,312)	(2,312)
Total comprehensive (loss) income							(77)
Cash dividends paid	-	-	-	(841)	-	-	(841)
Exercise of stock options	-	-	55	-	212	-	267
Tax benefit from exercise of
non- qualified stock options	-	-	55	-	-	-	55
Common stock repurchased	-	-	-	-	(435)	-	(435)
Balances at March 31, 2005	5,990,138	$2,995	$42,067	$34,908	$(23,779)	$(1,609)	$54,582

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS	Three months ended
	March 31,
(unaudited, in thousands)	2005	2004
Operating Activities
Net income	$2,235	$2,023
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	-	-
Depreciation and amortization	208	207
Amortization of intangible assets	37	49
Amortization of issuance cost on long term debt	15	15
Amortization and accretion of securities
premiums and (discounts), net	40	81
Gains on sales of mortgage loans, net	(52)	(40)
Mortgage loans originated for sale	(2,691)	(2,181)
Proceeds from sales of mortgage loans	2,743	2,221
Tax benefit from exercise of non-qualified stock options	55	60
Deferred income tax provision	(89)	(68)
Increase in BOLI cash surrender value	(103)	(98)
Decrease in accrued interest income	115	332
Increase in other liabilities	593	546
Increase in other assets, net	(261)	(103)
Net cash provided by operating activities	2,845	3,044
Investing Activities
Purchases of securities available-for-sale	(23,164)	(5,032)
Purchases of mortgage backed securities available-for-sale	(42,784)	(20,175)
Proceeds from maturities and principal repayments of securities	18,520	19,494
Principal collected on mortgage-backed securities	6,668	5,635
Loan advances, net	(112)	(2,650)
Increase in OREO, net	(73)	-
Purchases of Bank premises and equipment, net	(41)	(144)
Net cash used by investing activities	(40,986)	(2,872)
Financing Activities
Net increase in deposits	17,273	673
Net increase in repurchase agreements	1,039	1,749
FHLB borrowings, net	23,009	5,299
Common Stock repurchased	(435)	(210)
Cash dividends paid	(841)	(631)
Proceeds from exercise of stock options	267	884
Net cash provided by financing activities	40,312	7,764
Increase in cash and cash equivalents	2,171	7,936
Cash and cash equivalents, beginning of period	18,493	22,524
Cash and cash equivalents, end of period	$20,664	$30,460
Cash paid during period
Interest to depositors	$1,877	$1,633
Interest on borrowings	787	677
Income taxes paid	-	-
Non-Cash Transfers
From Loans to OREO	73	-

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2004.

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

Impact of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment”. The Statement requires entities to measure the cost of employees services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). However, no compensation expense is recognized for equity instruments that do not vest. The estimated grant-date fair value of employee share options must be determined using option-pricing models adjusted for the unique characteristics of those instruments. The notes to the financial statements will include additional disclosures to assist users of the financial statements in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date of the Statement for NewMil is January 1, 2006. All public entities will be required to apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or proforma disclosure purposes. Under the stock option plans currently in place at NewMil, and assuming similar amounts of options are granted to directors as in prior years and that no options are granted to employees, since no option grants are contemplated, and using the current valuation assumptions with respect to the dividend yield, expected volatility, risk-free interest rate and expected lives, NewMil expects the impact of this statement to reduce net income by approximately $50,000, or $0.01 per share, for 2006 and thereafter.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:
		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
March 31, 2005
U.S. Government Agency notes
Within 1 year	$5,013	$13	$-	$5,000
After 1 year but within 5 years	24,563	-	437	25,000
Corporate bonds
Within 1 year	8,056	53	-	8,003
Municipal bonds
After 5 years but within 10 years	580	-	15	595
After 10 years but within 15 years	18,888	-	545	19,433
After 15 years	6,149	1	163	6,311
Mortgage backed securities	172,168	899	2,255	173,524
Collateralized mortgage obligations	4,422	46	34	4,410
Total debt securities	239,839	1,012	3,449	242,276
FHLB capital stock and other	6,355	-	-	6,355
Total securities available-for-sale	$246,194	$1,012	$3,449	$248,631

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
December 31, 2004
U.S. Government Agency notes
Within 1 year	$20,072	$57	$-	$20,015
After 1 but within 5 years	24,828	-	170	24,998
Corporate Bonds
Within 1 year	11,166	162 -		11,004
Mortgage backed securities	138,146	1,515	581	137,212
Collateralized mortgage obligations	4,658	84	-	4,574
Total debt securities	198,870	1,818	751	197,803
FHLB capital stock and other	5,231	1	-	5,230
Total securities available-for-sale	$204,101	$1,819	$751	$203,033

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value
March 31, 2005
Municipal bonds
Within 1 year	$500	$2	$3	$499
After 5 but within 10 years	4,791	98	-	4,889
After 10 years	4,524	39	-	4,563
Mortgage backed securities	2,003	101	-	2,104
Collateralized mortgage obligations	67	1	-	68
Total securities held-to-maturity	$11,885	$241	$3	$12,123

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value
December 31, 2004
Municipal bonds
Within 1 year	$500	$4	$4	$500
After 5 but within 10 years	4,361	121	-	4,482
After 10 years within 15 years	5,232	71	-	5,303
Mortgage backed securities	2,220	148	-	2,368
Collateralized mortgage obligations	144	3	-	147
Total securities held-to-maturity	$12,457	$347	$4	$12,800

(a)	Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

At March 31, 2005 there was one fixed rate mortgage-backed security and one fixed rate municipal bond which had unrealized losses which have been in unrealized loss positions for over a twelve month period. The fixed rate mortgage-backed security had a loss of $216,000, or 2.7% of the carrying value. The fixed rate municipal bond had a loss of $4,000, or 1.4% of the carrying value. All other losses were in loss positions under a twelve-month period. Management does not believe any individual loss as of March 31, 2005 represented anything other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates.

At March 31, 2005 securities with a carrying value and market value of $5.5 million and $5.6 million, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $24.9 million and $24.9 million, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $16.2 million and $16.3 million, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:
	March 31,	December 31,
(in thousands)	2005	2004
Real estate mortgages
1-to-4 family residential	$287,792	$296,252
5-or-more family residential	7,073	6,785
Commercial	124,742	117,915
Land & land development	3,656	3,197
Home equity credit	34,194	34,431
Commercial & industrial	21,791	20,471
Installment & other	1,893	1,949
Total loans, gross	481,141	481,000
Deferred loan origination fees, cost and purchase premium, net	632	708
Allowance for loan losses	(5,001)	(5,048)
Total loans, net	$476,772	$476,660

Impaired loans
	March 31,	December 31,
(in thousands)	2005	2004
With no valuation allowance	$118	$218
With valuation allowance	122	239
Total impaired loans	$240	$457
Valuation allowance	$17	$151

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

Changes in the allowance for loan losses during the three-month periods ended March 31, are as follows:

	March 31,
(in thousands)	2005	2004
Balance, beginning of period	$5,048	$5,198
Provision for losses	-	-
Charge-offs	(60)	(29)
Recoveries	13	9
Balance, end of period	$5,001	$5,178

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

	March 31,	December 31,
(in thousands)	2005	2004
Non-accrual loans	$207	$393
Accruing loans past due 90 days or more	196	529
Accruing troubled debt restructured loans	-	-
Total non-performing loans	403	922
Real estate acquired in settlement of loans	73	-
Total non-performing assets	$476	$922

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

	Three months ended
	March 31,
(in thousands)	2005	2004
Basic	4,202	4,197
Effect of dilutive stock options	107	137
Diluted	4,309	4,334

NOTE 6 - COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income are as follows:

	Three months ended
	March 31,
(in thousands)	2005		2004
Comprehensive (loss) income
Net income		$2,235	$2,023
Net unrealized losses on
securities available-for-sale during period		(2,312)	(8)
Comprehensive (loss) income	$	(77)	$2,015

The components of other comprehensive (loss) income, and related tax effects are as follows:

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount
Three months ended March 31, 2005
Net unrealized losses on securities
available-for-sale arising during the period	$(3,505)	$1,192	$(2,313)
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	1	-	1
Net unrealized gains on
securities during period	$(3,504)	$1,192	$(2,312)

Three months ended March 31, 2004
Net unrealized losses on securities
available-for-sale arising during the period	$(14)	$4	$(10)
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	3	(1)	2
Net unrealized losses on
securities during period	$(11)	$3	$(8)

NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

	Three months ended
	March 31,
(in thousands)	2005	2004
Current provision
Federal	$1,106	$1,007
State	-	-
Total	1,106	1,007
Deferred benefit
Federal	(89)	(68)
State	-	-
Total	(89)	(68)
Income tax provision	$1,017	$939

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company (“PIC”). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the three month periods ended March 31, 2005 and 2004 are 31.3% and 31.7%, respectively, and reflect the full impact of the Connecticut legislation. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at March 31, 2005 are as follows:

	NewMil	Bank
Leverage ratio	7.75%	7.64%
Tier I risk-based ratio	13.10	12.92
Total risk-based ratio	14.23	14.05

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

NOTE 10 - STOCK BASED COMPENSATION

NewMil has stock-option plans, which are described more fully in Note 13 (Stock Options) to Financial Statements in the Company's 2004 Form 10-K. As permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, NewMil uses the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock-based employee compensation plans. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123, pro forma net income and earnings per common share information is provided, as if NewMil accounted for its employee stock option plans under the fair value method of FAS 123.

	Three months ended
	March 31,
(net income in thousands)	2005	2004
As reported
Net income	$2,235	$2,023
Earnings per share, diluted	0.52	0.47
Earnings per share, basic	0.53	0.48
Pro forma
Net income	1,857	1,948
Earnings per share, diluted	0.43	0.45
Earnings per share, basic	0.44	0.46
Stock-based employee compensation
cost, net of related taxes, included
in net income
As reported	-	-
Pro forma	378	75

NOTE 11 - RETIREMENT PLANS

NewMil has retirement plans, which are described more fully in Note 9 (Retirement Plans) to the Financial Statements in the Company's 2004 Form 10-K. NewMil has a non-contributory defined benefit pension plan (the "Pension Plan") covering all eligible employees. NewMil also provides post-retirement health care and life insurance benefits (the “Other Benefits Plan”) for eligible current retirees and eligible employees. The following are components of net periodic benefit (income) cost:

Three Months Ended March 31,	Pension Plan		Other Benefits Plan
(in thousands)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$-	$-	$4	$4
Interest cost	95	98	13	11
Expected return on plan assets	(122)	(120)	-	-
Amortization of prior service cost	3	-	-	-
Amortization of unrecognized net loss	1	3	2	-
Amortization of net transition obligation	-	-	4	4
Net periodic benefit (income) cost	$(23)	$(19)	$23	$19

NewMil Bancorp, Inc. and Subsidiary

Item 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of NewMil and its subsidiary should be read in conjunction with NewMil's Annual Report on Form 10-K for the period ended December 31, 2004.

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

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2005 and 2004

Overview

NewMil earned net income of $2.2 million, or $0.52 cents per share (diluted), for the quarter ended March 31, 2005 as compared with $2.0 million, or $0.47 cents per share (diluted), for the quarter ended March 31, 2004. The increase was achieved through a variety of factors, the most important of which was a $58.7 million increase in average earning assets, which outpaced a 30 basis point decrease in the net interest margin to 3.71% from 4.01%. Net interest income increased $50,000 in the 2005 period. Non-interest expense decreased for the first quarter of 2005, primarily due to a lower bonus accrual, lower marketing and professional services expenses. Credit quality remained strong as nonperforming assets represented only 6 basis points of total assets at March 31, 2005. The return on average shareholders equity was 16.1% for the quarter.

Analysis of net interest and dividend income

Net interest and dividend income increased $50,000, for the quarter ended March 31, 2005 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets offset somewhat by a decrease in the net interest margin. Average earning assets increased $58.7 million, or 9.0%, over the prior year period. Average total borrowings and interest bearing deposits increased $32.4 million, or 5.4% over the prior year period. The net interest margin decreased 30 basis points to 3.71% from 4.01% over the prior period. The change in the net interest margin was due to the changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates and the impact of asset and liability re-pricing during 2005 as compared with 2004. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Three months ended March 31,	Average		Income/		Average
	Balance		Expense		Yield/Rate
(dollars in thousands)	2005	2004	2005	2004	2005	2004
Loans (a)	$482,016	$454,333	$6,737	$6,441	5.59%	5.67%
Mortgage backed securities (b)	152,423	79,315	1,786	1,011	4.69	5.10
Other securities (b)(c)	73,520	115,570	756	1,379	4.11	4.77
Total earning assets	707,959	649,218	9,279	8,831	5.24	5.44
Other assets	46,319	51,281
Total assets	$754,278	$700,499

NOW accounts	$82,386	$74,782	49	46	0.24	0.25
Money market accounts	149,116	156,344	389	392	1.04	1.00
Savings & other	84,952	83,331	137	138	0.65	0.66
Certificates of deposit	203,208	190,187	1,299	1,047	2.56	2.20
Total interest-bearing deposits	519,662	504,644	1,874	1,623	1.44	1.29
FHLB advances & other	98,385	81,118	670	523	2.72	2.58
Long term debt	9,819	9,753	175	175	7.13	7.18
Total interest-bearing funds	627,866	595,515	2,719	2,321	1.73	1.56
Demand deposits	67,202	47,100
Other liabilities	3,617	4,511
Shareholders' equity	55,593	53,373
Total liabilities &
shareholders' equity	$754,278	$700,499
Net interest income			$6,560	$6,510
Spread on interest-bearing funds					3.51	3.88
Net interest margin (d)					3.71	4.01

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Three months ended March 31,	2005 versus 2004
(in thousands)	Change in interest due to
	Volume (1)	Rate(1)	Net
Interest-earning assets:
Loans	$388	$(92)	$296
Mortgage backed securities	863	(88)	775
Other securities	(558)	(65)	(623)
Total	693	(245)	448
Interest-bearing liabilities:
Deposits	64	187	251
FHLB advances & other	117	30	147
Long term debt	-	-	-
Total	181	217	398
Net change to interest income	$512	$(462)	$50

(1) Changes attributable to rate/volume are allocated proportionately to both rate and volume.

Interest income

Total interest and dividend income increased $448,000 for the quarter ended March 31, 2005 as compared with the same period a year ago. Loan income increased $0.3 million, or 4.6%, primarily as a result of higher volumes offset somewhat by a lower yield. Average loans increased $27.7 million, or 6.1%, due to loan originations during the period, offset in part by loan repayments. The decrease in the average loan yield, down 8 basis points, was caused by lower interest rates in 2005 and their effect on loan re-pricing and loan re-financing activity, which was partially offset by a change in portfolio mix resulting from growth in commercial loans.

Investment income increased $0.2 million, or 6.4%, as a result of higher average volume and offset somewhat by lower yields due to change in the mix of the portfolio over the prior year period. Average securities increased $31.1 million, or 15.9%.

Interest expense

Interest expense for the quarter ended March 31, 2005 increased $0.4 million, or 17.2%, as compared with the prior year period as a result of an increase in interest rates paid and higher average interest bearing deposits and average borrowings. Deposit expense increased $0.3 million, or 15.5%, as a result of higher deposit rates and by an increase in average deposit levels, and changes in deposit mix. Average interest bearing deposits increased $15.0 million. The average cost of interest-bearing deposits increased 15 basis points to 1.44%. Interest expense on FHLB advances and other borrowings increased $0.1 million, or 28.1%, primarily due to higher average borrowings, amounting to $17.3 million, in addition to an increase in the borrowing cost, up 14 basis points to 2.72% over the period, due to a change in mix and higher interest rates paid.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the quarters ending March 31, 2005 and 2004. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses, which have averaged less than 1% on an annual basis, each of the past three years. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. The following table sets forth key ratios for the periods presented.

	March 31,	December 31,	March 31,
(in thousands)	2005	2004	2004
Ratio of allowance for loan losses:
to non-performing loans	1241.15%	547.51%	341.17%
to total gross loans	1.04	1.05	1.13
Ratio of non-performing loans
to total loans	0.08	0.19	0.33
Ratio of past-due loans
to total loans	0.38	0.61	0.74

As of March 31, 2005 the ratio of the allowance for loan losses to total gross loans decreased from 1.13% at March 31, 2004 and 1.05% at December 31, 2004, to 1.04% at March 31, 2005. The decline, as compared with March 31, 2004, was primarily due to the growth in residential one-to-four family residential mortgages, which exhibit lower reserve requirements. The ratio of non-performing loans to total loans continued to remain historically low, at 0.08% as of March 31, 2005, compared with 0.19% as of December 31, 2004 and 0.33% as of March 31, 2004. The ratio of past due loans (including non-performing loans) to total loans also remained at a historically low level of 0.38% as of March 31, 2005 compared with 0.61% as of December 31, 2004 and 0.74% as of March 31, 2004. During the three month period ended March 31, 2005, non-performing loans decreased $519,000, or 56.3%, while gross loans increased by $65,000. For additional discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at March 31, 2005.

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

Non-interest income

The following table details the principal categories of non-interest income.

	March 31,
(in thousands)	2005	2004	Change
Service charges on deposit accounts	$702	$684	$18	2.6%
Gains on sales of mortgage loans, net	52	40	12	30.0
Loan servicing	7	10	(3)	(30.0)
Increase in cash surrender value of bank-owned
life insurance	103	98	5	5.1
Other	83	85	(2)	(2.4)
Total non-interest income	$947	$917	$30	3.3%

The increase in non-interest income for the quarter ended March 31, 2005 as compared to the prior year period resulted primarily from an increase in retail banking fees earned due to an increase in the Bank’s fee schedule and the volume of accounts serviced. The increase in gains on sales of mortgage loans during the 2005 period was primarily due to higher volume originated. The Bank originated and sold $2.7 million in residential loans during the 2005 period versus $2.2 million during the 2004 period. Loans originated for sale are pre-sold with servicing rights released on an individual basis at commitment. The increase in the cash surrender value of bank-owned life insurance, when compared to the prior year period, was due to the higher level of the underlying insurance assets over the 2004 period. Loan servicing revenue decreased because of loan payoffs and the decline in serviced loan outstandings since the 2004 period.

Operating expenses

The following table details the principal categories of operating expenses.

	March 31,
(in thousands)	2005	2004	Change
Salaries and employee benefits	$2,312	$2,466	$(154)	(6.2)%
Occupancy	433	402	31	7.7
Equipment	354	328	26	7.9
Professional, collection and OREO	226	297	(71)	(23.9)
Postage and telecommunications	133	131	2	1.5
Printing and office supplies	104	101	3	3.0
Marketing	67	121	(54)	(44.6)
Service bureau	93	94	(1)	(1.1)
Amortization of intangibles	37	49	(12)	(24.5)
Other	496	476	20	4.2
Total operating expenses	$4,255	$4,465	$(210)	(4.7)%

The net decrease in operating expenses was primarily due to decreases in salaries and employee benefits, marketing expense and professional fees for the quarter ended March 31,2005 as compared with the prior year period.  Compensation expense decreased primarily due to a lower bonus accrual, lower mortgage commissions and lower health benefits, offset somewhat by higher payroll taxes during the 2005 period. Occupancy expense increased during 2005 primarily due to higher building maintenance and repair expenses, higher utilities and higher rent expense. Equipment expense increased primarily due to increases in maintenance costs associated with equipment repairs and service contracts and higher depreciation on hardware/software and furniture. Professional, collection and OREO expense decreased primarily due to lower consulting costs and lower corporate and legal collection expense offset partially by higher internal and external auditing expense. The decrease in marketing expense was due to lower advertising and marketing campaigns during the period. Amortization of intangibles expense was reduced during the 2005 period as compared with the prior year period. The increase in other expenses was primarily related to increases in directors’ fees, ATM network and card activity and dues/memberships and filing fees.

Income taxes

Net income for the quarter included an income tax provision of $1.0 million representing a 31.3% effective rate, as compared with a provision of $939,000 a year ago, representing a 31.7% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters.

FINANCIAL CONDITION

Overview

For the three-month period ended March 31, 2005, total assets grew $45.2 million, or 6.1%, to $789.8 million. The increase resulted from a slight increase in net loans to $476.8 million and a $41.5 million increase in investment securities. Federal Home Loan Bank advances increased $23.0 million. Deposits and retail repurchase agreements increased by $17.3 million and $1.0 million, respectively. Non-performing assets continue to remain very low, measured as a percentage of total assets. As of March 31, 2005 non-performing assets were $0.5 million, or 0.06% of total assets, compared with $0.9 million, or 0.12% of total assets at December 31, 2004.

Securities & Overnight Fed Funds Sold

For the three-month period ended March 31, 2005 securities increased $41.5 million to $258.1 million. During the period securities purchases of $65.9 million were offset partially by repayments of mortgage-backed securities and other securities totaling $25.2 million, and a decrease in the mark-to-market adjustment for unrealized securities holding losses. Securities purchases for the period included $42.8 million of fixed and adjustable rate mortgage-backed securities, $22.0 million of fixed rate municipal bonds and $1.1 million of other investments.

NewMil's securities portfolio consists of U.S. Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs) and Federal Home Loan Bank stock. At March 31, 2005, the portfolio had a projected weighted average duration and life of 4.7 years and 5.3 years, respectively, based on median projected prepayment speeds at current interest rates. At March 31, 2005, securities totaling $246.2 million, or 95.4%, were classified as available-for-sale and securities totaling $11.9 million, or 4.6%, were classified as held-to-maturity.

Loans

During the three-month period ended March 31, 2005 net loans increased $112,000. Loan originations, advances and loan purchases totaled $29.6 million, while loan repayments were $29.4 million. The ratio of loans to assets decreased slightly during the quarter to 60.4% at March 31, 2005, compared with 64.0% at December 31, 2004, and from 63.3% a year ago at March 31, 2004. NewMil originated and sold in the secondary market $2.7 million of residential mortgage loans during the three-month period ending March 31, 2005. Major loan classifications are as follows:

	March 31,	December 31,
(in thousands)	2005	2004
Real Estate Mortgages:
Residential
1-to-4 family	$287,792	$296,252
5-or-more family	7,073	6,785
Commercial	124,742	117,915
Land & land development	3,656	3,197
Home equity credit	34,194	34,431
Total mortgage loans	457,457	458,580
Commercial and industrial	21,791	20,471
Installment and other	1,893	1,949
Total loans, gross	481,141	481,000
Deferred loan origination
fees and purchase premiums, net	632	708
Allowance for loan losses	(5,001)	(5,048)
Total loans, net	$476,772	$476,660

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

Non-performing assets

The composition of non-performing assets is as follows:

	March 31,	December 31,
(in thousands)	2005	2004
Non-accruing loans	$207	$393
Accruing loans past due
90 days or more	196	529
Accruing restructured loans	-	-
Total non-performing loans	403	922
OREO, net	73	-
Total non-performing assets	$476	$922
Percent of total assets	0.06%	0.12%

During the three-month period ended March 31, 2005 non-performing assets decreased $446,000, to $0.5 million. Non-performing assets continue to remain historically low at 0.06% of total assets at March 31, 2005, compared with 0.12% at December 31, 2004. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and prudent credit policy.

In addition to non-performing assets, at March 31, 2005 NewMil had $0.6 million of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings

During the three-month period deposits grew $17.3 million, or 2.9% to $604.3 million. At March 31, 2005 retail repurchase agreements increased $1.0 million to $14.2 million from December 31, 2004. Additionally, NewMil increased its Federal Home Loan Bank advances by $23.0 million, or 30.4% to aid in funding its asset growth during the first quarter of 2005.

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

Operating activities for the three-month period ended March 31, 2005 provided net cash of $2.8 million. Investing activities utilized net cash of $41.0 million, principally for securities purchases and to a lesser degree, net loan advances, offset in part by security repayments and maturities. Financing activities provided net cash of $40.3 million, principally, $23.0 million from a net increase in FHLB advances, $18.3 million from an increase in deposits and repurchase agreements, as well as $0.2 million as a result of net proceeds from stock option exercises, offset by cash dividends paid and treasury stock purchases.

At March 31, 2005, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $123.6 million, to net deposits and short term unsecured liabilities, was 46.6%, well in excess of NewMil's minimum guideline of 15%.

At March 31, 2005, NewMil had outstanding commitments to fund new loan originations of $18.6 million, construction mortgage commitments of $21.0 million and unused lines of credit of $56.6 million. These commitments can be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the period ended March 31, 2005 shareholders' equity decreased $1.0 million to $54.6 million and book value per share decreased $0.29 to $12.96. Primarily reducing shareholders’ equity were other comprehensive losses of $2.3 million (a net decrease in the unrealized holding losses on securities available-for-sale, net of taxes), dividend payments of $0.8 million and treasury stock purchases of $0.4 million. Increasing shareholders' equity was net income of $2.2 million, or $0.52 per share (diluted), stock option exercise proceeds of $0.3 million and a tax benefit from the exercise of non-qualified stock options of $55,000.
Capital requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 2005 NewMil's Tier 1 Leverage Capital ratio was 7.75% and its Tier 1 and Total Risk-Based Capital ratios were 13.10% and 14.23%, respectively. At March 31, 2005 the Bank's Tier 1 Leverage Capital ratio was 7.64% and its Tier 1 and Total Risk-Based Capital ratios were 12.92% and 14.05%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier I Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

Impact of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment”. The Statement requires entities to measure the cost of employees services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). However, no compensation expense is recognized for equity instruments that do not vest. The estimated grant-date fair value of employee share options must be determined using option-pricing models adjusted for the unique characteristics of those instruments. The notes to the financial statements will include additional disclosures to assist users of the financial statements in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date of the Statement for NewMil is January 1, 2006. All public entities will be required to apply the Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or proforma disclosure purposes. Under the stock option plans currently in place at NewMil, and assuming similar amounts of options are granted to directors as in prior years and that no options are granted to employees, since no option grants are contemplated, and using the current valuation assumptions with respect to the dividend yield, expected volatility, risk-free interest rate and expected lives, NewMil expects the impact of this statement to reduce net income by approximately $50,000, or $0.01 per share, for 2006 and thereafter.

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

NewMil manages interest rate risk through an Asset Liability Committee comprised of representatives from senior management and the Board of Directors. The objective of interest rate risk management is to achieve and maintain a high and stable net interest margin under changing interest rate environments. NewMil seeks to manage interest rate risk within limits approved by the Board of Directors. NewMil monitors exposure to interest rate risk on a quarterly basis using earnings simulation analysis and gap analysis. Earnings simulation analysis measures the amount of short-term earnings at risk under both rising and falling rate scenarios as compared with current interest rates. Balance sheet gap analysis identifies short-, medium- and long-term interest rate positions or exposure. NewMil's interest rate risk has not significantly changed from December 31, 2004. For additional information, refer to “Asset/Liability Management and Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in NewMil's 2004 Annual Report.

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

Changes in Internal Controls over Financial Reporting

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) -(b) None

(c)

	Total # Shares	Average
	Purchased	Price

January 2005	-	$-
February 2005	11,800	29.60
March 2005	3,000	28.79
Total number of shares purchased during
period as part of a publicly announced
repurchase program	14,800	$29.43
Maximum remaining shares available to
be purchased under the announced plan	76,216

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

The annual shareholder’s meeting was held on April 27, 2005. The following matters were considered and voted on, as certified by the election officer at the annual meeting:

	Votes For	Votes Against	Votes Withheld
Director Election
Joseph Carlson II, for 3 year term	3,513,581	67,153	-

Director Election
Betty F. Pacocha, for 3 year term	3,516,751	63,983	-

Director Election
Anthony M. Rizzo, for 3 year term	3,511,526	69,208	-

Director Election
Mary C. Williams, for 3 year term	3,512,981	67,753	-

Ratification of
PricewaterhouseCoopers, LLP
As auditors	3,519,283	58,115	3,336

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

11.1	Statement regarding Computation of Net Income Per Common Share.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMIL BANCORP, INC.

May 4, 2005	by /s/ Francis J. Wiatr
Francis J. Wiatr,
Chairman, President and CEO

May 4, 2005	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer