Form 10-Q
period 2005-06-30
NEWMIL BANCORP INC
filed 2005-08-09
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes [X] No [ ]

The number of shares of Common Stock outstanding as of June 30, 2005, is 4,138,004.

TABLE OF CONTENTS

	PART I FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of
	June 30, 2005 and December 31, 2004	3

	Consolidated Statements of Income
	for the three month and six month periods
	ended June 30, 2005 and June 30, 2004	4

	Consolidated Statements of Changes in
	Shareholders' Equity for the six month
	periods ended June 30, 2005 and June 30, 2004	5

	Consolidated Statements of Cash Flows
	for the six month periods ended
	June 30, 2005 and June 30, 2004	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	28

Item 4.	Control and Procedures	28

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters To A Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)
	June 30,	December 31,
(dollars in thousands)	2005	2004
ASSETS
Cash and due from bank	$18,455	$18,493
Federal funds sold	5,636	-
Total cash and cash equivalents	24,091	18,493
Securities
Available-for-sale at market	252,840	204,101
Held-to-maturity at amortized cost
(fair value: $11,599 and $12,800)	11,322	12,457
Loans (net of allowance for loan losses: $4,981 and $5,048)	490,255	476,660
Bank premises and equipment, net	7,222	7,339
Accrued interest income	3,386	3,343
Intangible assets (net of accumulated amortization: $1,537 and $1,464)	8,167	8,240
Other assets	15,029	13,966
Total Assets	$812,312	$744,599

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$76,549	$66,895
NOW accounts	79,316	85,889
Money market	146,571	147,375
Savings and other	84,903	85,829
Certificates of deposit	216,238	201,022
Total deposits	603,577	587,010
Federal Home Loan Bank advances	128,836	75,654
Repurchase agreements	12,416	13,147
Long-term debt	9,836	9,806
Accrued interest and other liabilities	3,106	3,369
Total Liabilities	757,771	688,986
Commitments and contingencies	-	-
Shareholders' Equity
Common stock - $.50 per share par value
Authorized: 20,000,000
Shares issued: 5,990,138	2,995	2,995
Paid-in capital	42,499	41,957
Retained earnings	36,306	33,514
Accumulated other comprehensive income (loss), net	27	703
Treasury stock, at cost: 1,852,134 and 1,793,614 shares	(27,286)	(23,556)
Total Shareholders' Equity	54,541	55,613
Total Liabilities and Shareholders' Equity	$812,312	$744,599

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest and dividend income
Interest and fees on loans	$6,994	$6,366	$13,731	$12,807
Interest and dividends on securities	2,830	2,321	5,360	4,704
Interest on federal funds sold	12	10	24	17
Total interest and dividend income	9,836	8,697	19,115	17,528
Interest expense
Deposits	2,165	1,606	4,039	3,228
FHLB Advances	902	489	1,532	982
Repurchase agreements	43	31	83	350
Long-term debt	175	175	350	62
Total interest expense	3,285	2,301	6,004	4,622
Net interest and dividend income	6,551	6,396	13,111	12,906
Provision for loan losses	-	-	-	-
Net interest and dividend income
after provision for loan losses	6,551	6,396	13,111	12,906
Non-interest income
Service charges on deposit accounts	741	746	1,443	1,430
Gains on sales of mortgage loans, net	39	68	91	108
Gain on sale of OREO, net	65	-	65
Loan servicing fees	8	10	15	20
Other	188	188	374	371
Total non-interest income	1,041	1,012	1,988	1,929
Non-interest expense
Salaries and employee benefits	2,441	2,419	4,753	4,885
Occupancy	427	403	860	805
Equipment	356	338	710	666
Marketing	81	100	148	221
Postage and telecommunications	145	157	278	288
Printing and office supplies	113	113	217	214
Professional, collections and OREO	188	217	414	514
Service bureau	97	98	190	192
Amortization of intangibles	36	49	73	98
Other	536	492	1,032	968
Total non-interest expense	4,420	4,386	8,675	8,851
Income before income taxes	3,172	3,022	6,424	5,984
Income tax provision	923	960	1,940	1,899
Net income	$2,249	$2,062	$4,484	$4,085

Per common share
Diluted earnings	$0.53	$0.48	$1.04	$0.94
Basic earnings	0.53	0.49	1.07	0.97
Cash dividends	0.20	0.17	0.40	0.32

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

						Accumulated
						other
						comprehensive	Total
	Common Stock		Paid-in	Retained	Treasury	(loss)	shareholders'
(dollars in thousands)	Shares	Amount	capital	earnings	stock	income	equity
Balances at
December 31, 2003	5,990,138	$2,995	$42,142	$27,844	$(23,588)	$2,913	$52,306
Net income for period	-	-	-	4,085	-	-	4,085
Net unrealized loss on
securities available-for-sale,
net of taxes	-	-	-	-	-	(2,174)	(2,174)
Total comprehensive income							1,911
Cash dividends paid	-	-	-	(1,348)	-	-	(1,348)
Exercise of stock options	-	-	(313)	-	1,268	-	955
Tax benefit from exercise of
non-qualified stock options	-	-	72	-	-	-	72
Common stock repurchased	-	-	-	-	(711)	-	(711)
Balances at June 30, 2004	5,990,138	$2,995	$41,901	$30,581	$(23,031)	$739	$53,185
Balances at
December 31, 2004	5,990,138	$2,995	$41,957	$33,514	$(23,556)	$703	$55,613
Net income for period	-	-	-	4,484	-	-	4,484
Net unrealized loss on
securities available-for-sale,
net of taxes	-	-	-	-	-	(676)	(676)
Total comprehensive income (loss)							3,808
Cash dividends paid	-	-	-	(1,692)	-	-	(1,692)
Exercise of stock options	-	-	151	-	672	-	823
Tax benefit from exercise of
non-qualified stock options	-	-	391	-	-	-	391
Common stock repurchased	-	-	-	-	(4,402)	-	(4,402)
Balances at June 30, 2005	5,990,138	$2,995	$42,499	$36,306	$(27,286)	$27	$54,541
See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended
	June 30,
(unaudited, in thousands)	2005	2004
Operating Activities
Net income	$4,484	$4,085
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	-	-
Depreciation and amortization	426	418
Amortization of intangible assets	73	98
Amortization of issuance cost on long term debt	30	30
Amortization and accretion of securities
premiums and (discounts), net	100	147
Gains on sales of mortgage loans, net	(91)	(108)
Mortgage loans originated for sale	(5,090)	(6,430)
Proceeds from sales of mortgage loans	5,181	6,538
Tax benefit from exercise of non-qualified stock options	391	72
Deferred income tax provision	(245)	(135)
Increase in BOLI cash surrender value	(198)	(197)
(Increase) decrease in accrued interest income	(42)	359
(Decrease) increase in other liabilities	(262)	45
Increase in other assets, net	(273)	(4)
Net cash provided by operating activities	4,484	4,918
Investing Activities
Purchases of securities available-for-sale	(51,208)	(6,164)
Purchases of mortgage backed securities available-for-sale	(42,784)	(39,932)
Proceeds from maturities and principal repayments of securities	30,052	36,170
Principal collected on mortgage-backed securities	15,212	12,876
Loan advances, net	(13,595)	(25,290)
Purchases of Bank premises and equipment, net	(308)	(350)
Net cash used by investing activities	(62,631)	(22,690)
Financing Activities
Net increase in deposits	16,567	26,528
Net decrease in repurchase agreements	(732)	(385)
Net increase in FHLB borrowings	53,181	156
Common Stock repurchased	(4,402)	(711)
Cash dividends paid	(1,692)	(1,348)
Proceeds from exercise of stock options	823	955
Net cash provided by financing activities	63,745	25,195
Increase in cash and cash equivalents	5,598	7,423
Cash and cash equivalents, beginning of period	18,493	22,524
Cash and cash equivalents, end of period	$24,091	$29,947
Cash paid during period
Interest to depositors	$4,001	$3,243
Interest on borrowings	1,826	1,365
Income taxes paid	1,900	1,702
Non-Cash Transfers
From Loans to OREO	73	-

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three-month and six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2004.

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

The effective date of the Statement for NewMil is January 1, 2006. All public entities can choose to apply the Statement using either a modified prospective application transition method or a modified retrospective application. Under that modified prospective application transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or proforma disclosure purposes. Under the stock option plans currently in place at NewMil, and assuming similar amounts of options are granted to directors as in prior years and that no options are granted to employees, since no option grants are contemplated, and using the current valuation assumptions with respect to the dividend yield, expected volatility, risk-free interest rate and expected lives, NewMil expects the impact of this statement to reduce net income by approximately $50,000, or $0.01 per share, for 2006 and thereafter.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
June 30, 2005
U.S. Government Agency notes
After 1 year but within 5 years	$24,688	$-	$312	$25,000
Corporate Bonds
Within 1 year	2,017	13	-	2,004
Municipal Bonds
After 1 year but within 5 years	46	-	3	49
After 5 years but within 10 years	596	4	3	595
After 10 years but within 15 years	20,871	111	93	20,853
After 15 years	4,875	25	35	4,885
Mortgage backed securities	165,418	1,119	831	165,130
Collateralized mortgage obligations	4,284	46	-	4,238
Total debt securities	222,795	1,318	1,277	222,754
Auction Rate Preferred stock	22,000	-	-	22,000
FHLB capital stock and other	8,045	-	-	8,045
Total securities available-for-sale	$252,840	$1,318	$1,277	$252,799

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
December 31, 2004
U.S. Government Agency notes
Within 1 year	$20,072	$57	$-	$20,015
After 1 year but within 5 years	24,828	-	170	24,998
Corporate Bonds
Within 1 year	11,166	162	-	11,004
Mortgage backed securities	138,146	1,515	581	137,212
Collateralized mortgage obligations	4,658	84	-	4,574
Total debt securities	198,870	1,818	751	197,803
FHLB capital stock and other	5,231	1	-	5,230
Total securities available-for-sale	$204,101	$1,819	$751	$203,033

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value
June 30, 2005
Municipal Bonds
Within 1 year	$500	$1	$2	$499
After 5 years but within 10 years	4,491	120	-	4,611
After 10 years but within 15 years	4,522	73	-	4,595
Mortgage backed securities	1,797	85	-	1,882
Collateralized mortgage obligations	12	-	-	12
Total securities held-to-maturity	$11,322	$279	$2	$11,599

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value
December 31, 2004
Municipal bonds
Within 1 year	$500	$4	$4	$500
After 5 years but within 10 years	4,361	121	-	4,482
After 10 years within 15 years	5,232	71	-	5,303
Mortgage backed securities	2,220	148	-	2,368
Collateralized mortgage obligations	144	3	-	147
Total securities held-to-maturity	$12,457	$347	$4	$12,800
(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

At June 30, 2005 there were six mortgage-backed securities, three U.S. government agency obligations and one fixed rate municipal bond which had unrealized losses, which have been in unrealized loss positions for over a twelve month period. The six mortgage-backed securities had losses of $442,000, or 1.1% of the carrying value. The three U.S. government agency obligations had losses amounting to $259,000, or 1.3% of the carrying value. The fixed rate municipal bond had a loss of $2,000, or 0.9% of the carrying value. All other securities with unrealized losses were in loss positions for under a twelve-month period. Management does not believe any individual loss as of June 30, 2005 represented an other than temporary impairment. These unrealized losses are primarily attributable to changes in interest rates.

At June 30, 2005 securities with a carrying value and market value of $5.5 million and $5.6 million, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $24.5 million and $24.5 million, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $11.1 million and $11.2 million, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:

	June 30,	December 31,
(in thousands)	2005	2004
Real estate mortgages
1-to-4 family residential	$290,394	$296,252
5-or-more family residential	6,702	6,785
Commercial	132,677	117,915
Land & land development	3,239	3,197
Home equity credit	36,627	34,431
Commercial & industrial	23,113	20,471
Installment & other	1,884	1,949
Total loans, gross	494,636	481,000
Deferred loan origination fees, costs and purchase premium, net	600	708
Allowance for loan losses	(4,981)	(5,048)
Total loans, net	$490,255	$476,660

Impaired loans
	June 30,	December 31,
(in thousands)	2005	2004
With no valuation allowance	$-	$218
With valuation allowance	119	239
Total impaired loans	$119	$457
Valuation allowance	$14	$151

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

Changes in the allowance for loan losses during the six-month periods ended June 30, are as follows:

	June 30,
(in thousands)	2005	2004
Balance, beginning of period	$5,048	$5,198
Provision for losses	-	-
Charge-offs	(88)	(47)
Recoveries	21	14
Balance, end of period	$4,981	$5,165

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

	June 30,	December 31,
(in thousands)	2005	2004
Non-accrual loans	$203	$393
Accruing loans past due 90 days or more	77	529
Accruing troubled debt restructured loans	-	-
Total non-performing loans	280	922
Real estate acquired in settlement of loans	-	-
Total non-performing assets	$280	$922

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Basic	4,208	4,215	4,205	4,206
Effect of dilutive stock options	67	117	93	128
Diluted	4,275	4,332	4,298	4,334
NOTE 6 - COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) are as follows:
	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Net income	$2,249	$2,062	$4,484	$4,085
Net unrealized gains (losses) on
securities available-for-sale during period	1,636	(2,166)	(676)	(2,174)
Comprehensive income (loss)	$3,885	$(104)	$3,808	$1,911

The components of other comprehensive income (loss), and related tax effects are as follows:

(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount
Three months ended June 30, 2005
Net unrealized gains on securities
available-for-sale arising during the period	$2,478	$(843)	$1,635
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	2	(1)	1
Net unrealized gains on
securities during period	$2,480	$(844)	$1,636

Three months ended June 30, 2004
Net unrealized losses on securities
available-for-sale arising during the period	$(3,286)	$1,117	$(2,169)
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	4	(1)	3
Net unrealized losses on
securities during period	$(3,282)	$1,116	$(2,166)

Six months ended June 30, 2005
Net unrealized losses on securities
available-for-sale arising during the period	$(1,027)	$349	$(678)
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	3	(1)	2
Net unrealized losses on
securities during period	$(1,024)	$348	$(676)

Six months ended June 30, 2004
Net unrealized losses on securities
available-for-sale arising during the period	$(3,300)	$1,121	$(2,179)
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	7	(2)	5
Net unrealized losses on
securities during period	$(3,293)	$1,119	$(2,174)

NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2005	2004	2005	2004
Current provision
Federal	$1,079	$1,027	$2,185	$2,034
State	-	-	-	-
Total	1,079	1,027	2,185	2,034
Deferred benefit
Federal	(156)	(67)	(245)	(135)
State	-	-	-	-
Total	(156)	(67)	(245)	(135)
Income tax provision	$923	$960	$1,940	$1,899

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company (“PIC”). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the six month periods ended June 30, 2005 and 2004 are 30.2% and 31.7%, respectively, and reflect the full impact of the Connecticut legislation. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at June 30, 2005 are as follows:

	NewMil	Bank
Leverage ratio	7.14%	7.11%
Tier I risk-based ratio	12.05	11.99
Total risk-based ratio	13.12	13.06

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

NOTE 10 - STOCK BASED COMPENSATION

NewMil has stock-option plans, which are described more fully in Note 13 (Stock Options) to the Consolidated Financial Statements in NewMil's 2004 Form 10-K. As permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, NewMil uses the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for its stock-based employee compensation plans. As required by FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123, pro forma net income and earnings per common share information is provided, as if NewMil accounted for its employee stock option plans under the fair value method of FAS 123.

	Three months ended		Six months ended
	June 30,		June 30,
(net income in thousands)	2005	2004	2005	2004
As reported
Net income	$2,249	$2,062	$4,484	$4,085
Earnings per share, diluted	0.53	0.48	1.04	0.94
Earnings per share, basic	0.53	0.49	1.07	0.97
Pro forma
Net income	2,249	1,965	4,106	3,913
Earnings per share, diluted	0.53	0.45	0.96	0.90
Earnings per share, basic	0.53	0.47	0.98	0.93
Stock-based employee compensation
cost, net of related taxes, included
in net income
As reported	-	-	-	-
Pro forma	-	97	378	172

NOTE 11 - RETIREMENT PLANS

NewMil has retirement plans, which are described more fully in Note 9 (Retirement Plans) to the Consolidated Financial Statements in the Company's 2004 Form 10-K. NewMil has a non-contributory defined benefit pension plan (the "Pension Plan") covering all eligible employees. NewMil also provides post-retirement health care and life insurance benefits (the “Other Benefits Plan”) for eligible current retirees and eligible employees. The following are components of net periodic benefit (income) cost:

Three Months Ended June 30,	Pension Plan		Other Benefits Plan
(in thousands)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$-	$-	$4	$4
Interest cost	96	98	13	11
Expected return on plan assets	(122)	(120)	-	-
Amortization of prior service cost	3	-	-	-
Amortization of unrecognized net loss	1	3	2	-
Amortization of net transition obligation	-	-	4	4
Net periodic benefit (income) cost	$(22)	$(19)	$23	$19

Six Months Ended June 30,	Pension Plan		Other Benefits Plan
(in thousands)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$-	$-	$8	$8
Interest cost	191	196	26	22
Expected return on plan assets	(244)	(240)	-	-
Amortization of prior service cost	6	-	-	-
Amortization of unrecognized net loss	2	6	4	-
Amortization of net transition obligation	-	-	8	8
Net periodic benefit (income) cost	$(45)	$(38)	$46	$38

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

RESULTS OF OPERATIONS

For the three-month periods ended June 30, 2005 and 2004

Overview

NewMil earned net income of $2.2 million, or $0.53 cents per share (diluted), for the quarter ended June 30, 2005 as compared with $2.1 million, or $0.48 cents per share (diluted), for the quarter ended June 30, 2004. The increase was achieved through a variety of factors, the most important of which was a $84.5 million increase in average earning assets, which outpaced a 27 basis point decrease in the net interest margin to 3.61% from 3.88%. Tax equivalent net interest income increased $307,000 in the 2005 period. Non-interest expense increased $34,000 for the first quarter of 2005, primarily due to higher salaries, occupancy and equipment expenses offset substantially by a lower bonus accrual, lower marketing and professional services expenses. Credit quality remained strong as nonperforming assets represented only 3 basis points of total assets at June 30, 2005. The return on average shareholders equity was 16% for the quarter.

Analysis of net interest and dividend income (fully taxably equivalent)

Net interest and dividend income increased $307,000 for the quarter ended June 30, 2005 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets offset somewhat by a decrease in the net interest margin. Average earning assets increased $84.5 million, or 12.7%, over the prior year period. Average total borrowings and interest bearing deposits increased $65.2 million, or 10.8% over the prior year period. The net interest margin decreased 27 basis points to 3.61% from 3.88% over the prior period. The change in the net interest margin was due to the changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates and the impact of asset and liability re-pricing during 2005 as compared with 2004. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Three months ended June 30,	Average Balance		Income/ Expense		Average Yield/Rate
(dollars in thousands)	2005	2004	2005	2004	2005	2004
Loans (a)	$487,912	$468,621	$6,994	$6,366	5.73%	5.43%
Mortgage backed securities (b)	171,583	91,213	1,986	1,117	4.63	4.90
Other securities (b) (c) (d)	90,110	105,249	1,068	1,274	4.74	4.84
Total earning assets	749,605	665,083	10,048	8,757	5.36	5.27
Other assets	45,148	48,185
Total assets	$794,753	$713,268

NOW accounts	$81,510	$80,567	41	50	0.20	0.25
Money market accounts	149,946	155,367	493	389	1.32	1.00
Savings & other	85,727	87,233	121	144	0.57	0.66
Certificates of deposit	213,885	188,652	1,510	1,023	2.82	2.17
Total interest-bearing deposits	531,068	511,819	2,165	1,606	1.63	1.26
FHLB advances & other	125,828	79,977	945	520	3.00	2.60
Long term debt	9,829	9,768	175	175	7.12	7.17
Total interest-bearing funds	666,725	601,564	3,285	2,301	1.97	1.53
Demand deposits	69,619	53,972
Other liabilities	3,347	3,835
Shareholders' equity	55,062	53,897
Total liabilities &
shareholders' equity	$794,753	$713,268
Net interest income			$6,763	$6,456
Spread on interest-bearing funds					3.39	3.74
Net interest margin (e)					3.61	3.88

(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Includes tax benefits of $212,000 and $60,000, respectively for periods 2005 and 2004 on tax-
      exempt securities whose income and yields are calculated on a tax equivalent basis.
(e) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Three months ended June 30,	2005 versus 2004
(in thousands)	Change in interest due to
	Volume (1)	Rate (1)	Net
Interest-earning assets:
Loans	$268	$360	$628
Mortgage backed securities	933	(64)	869
Other securities	(180)	(26)	(206)
Total	1,021	270	1,291
Interest-bearing liabilities:
Deposits	134	425	559
FHLB advances & other	335	90	425
Long term debt	1	(1)	-
Total	470	514	984
Net change to interest income	$551	$(244)	$307
(1) Changes attributable to rate/volume are allocated proportionately to both rate and volume.

Interest income

Total interest and dividend income increased to $10.0 million for the quarter ended June 30, 2005, as compared with $8.8 million for the same period a year ago. Loan income increased $0.6 million, or 9.9%, primarily as a result of higher yields and volume during the period. Average loans increased $19.3 million, or 4.1%. The increase in the average loan yield, up 30 basis points, was caused by higher interest rates in 2005 and their effect on loan re-pricing and loan re-financing activity, and from a slight change in portfolio mix resulting from growth in commercial loans.

Investment income increased $0.7 million, or 27.7%, as a result of higher average volume offset somewhat by lower yields due to portfolio re-pricing and changes in portfolio mix over the prior year period. Average securities increased $65.2 million, or 33.2%.

Interest expense

Interest expense for the quarter ended June 30, 2005 increased $1.0 million, or 42.8%, as compared with the prior year period as a result of increases in interest rates paid and higher average interest bearing deposits and average borrowings. Deposit expense increased $0.6 million, or 34.8%, as a result of higher deposit rates and by an increase in average deposit levels, and changes in deposit mix. Average interest bearing deposits increased $19.3 million. The average cost of interest-bearing deposits increased 37 basis points to 1.63%. Interest expense on FHLB advances and other borrowings increased $0.4 million, or 61.2%, primarily due to higher average FHLB advances, up $45.9 million, and a rise in borrowing rates, up 40 basis points to 3.00%, over the period.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the quarters ending June 30, 2005 and 2004. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses, which have averaged less than 1% on an annual basis, each of the past three years. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. The following table sets forth key ratios for the periods presented.

	June 30,	December 31,	June 30,
	2005	2004	2004
Ratio of allowance for loan losses:
to non-performing loans	1778.93%	547.51%	342.96%
to total gross loans	1.01	1.05	1.08
Ratio of non-performing loans
to total loans	0.06	0.19	0.31
Ratio of past-due loans
to total loans	0.82	0.61	0.44

As of June 30, 2005 the ratio of the allowance for loan losses to total gross loans decreased from 1.08% at June 30, 2004 and 1.05% at December 31, 2004, to 1.01% at June 30, 2005. The decline, as compared with June 30, 2004, was primarily due to the growth in residential one-to-four family residential mortgages, which exhibit lower reserve requirements. The ratio of non-performing loans to total loans continued to remain historically low, at 0.06% as of June 30, 2005, compared with 0.19% as of December 31, 2004 and 0.31% as of June 30, 2004. The ratio of past due loans (including non-performing loans) to total loans also remained at a low level of 0.82% as of June 30, 2005 compared with 0.61% as of December 31, 2004 and 0.44% as of June 30, 2004. During the six month period ended June 30, 2005, non-performing loans decreased $0.6 million, or 69.6%, while gross loans increased by $13.6 million. For additional discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at June 30, 2005.

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

Non-interest income

The following table details the principal categories of non-interest income.

	June 30,
(in thousands)	2005	2004	Change
Service charges on deposit accounts	$741	$746	$(5)	(0.7)%
Gains on sales of mortgage loans, net	39	68	(29)	(42.6)
Gains on sale of OREO property	65	-	65	100.0
Loan servicing	8	10	(2)	(20.0)
Increase in cash surrender value of bank-owned
life insurance	95	99	(4)	(4.0)
Other	93	89	4	4.5
Total non-interest income	$1,041	$1,012	$29	2.9%

The increase in non-interest income for the quarter ended June 30, 2005 as compared to the prior year period resulted primarily from a gain on a sale of an OREO property, offset by lower retail banking fees earned and a decrease in gains on sales of mortgage loans during the 2005 period due to lower volume originated. The Bank originated and sold $2.4 million in residential loans during the 2005 period versus $4.1 million during the 2004 period. Loans originated for sale are pre-sold with servicing rights released on an individual basis at commitment. The decrease in income from bank-owned life insurance as compared to the prior year period was due to a lower crediting rate on the underlying insurance assets in 2005 versus 2004. The decrease in loan servicing revenue is due to portfolio run-off.

Operating expenses

The following table details the principal categories of operating expenses.

	June 30,
(in thousands)	2005	2004	Change
Salaries and employee benefits	$2,441	$2,419	$22	0.9%
Occupancy	427	403	24	6.0
Equipment	356	338	18	5.3
Professional, collection and OREO	188	217	(29)	(13.4)
Postage and telecommunications	145	157	(12)	(7.6)
Printing and office supplies	113	113	-	-
Marketing	81	100	(19)	(19.0)
Service bureau	97	98	(1)	(1.0)
Amortization of intangibles	36	49	(13)	(26.5)
Other	536	492	44	9.2
Total operating expenses	$4,420	$4,386	$34	0.8%

The increase in operating expenses was primarily due to increases in salaries and employee benefits, occupancy and equipment expenses for the quarter ended June 30, 2005 as compared with the prior year period.  Compensation expense increased primarily due to higher payroll and health benefit costs, offset somewhat by a lower bonus accrual during the 2005 period. Occupancy expense increased during 2005 primarily due to higher building maintenance and repair expenses, higher utilities, building cleaning, real estate taxes and higher rent expense. Equipment expense increased primarily due to increases in maintenance costs associated with equipment and service contracts and higher depreciation on software. Professional, collection and OREO expense decreased primarily due to lower consulting costs and lower corporate and legal collection expense offset partially by higher internal and external auditing expense. The decrease in marketing expense was due to lower advertising and marketing campaigns during the period. Amortization of intangibles expense was reduced during the 2005 period as compared with the prior year period. The increase in other expenses was primarily related to increases in check and ATM fraud losses, directors’ fees, ATM network and card activity, postage and dues/memberships and filing fees.

Income taxes

Net income for the quarter included an income tax provision of $0.9 million representing a 29.1% effective rate, as compared with a provision of $960,000 a year ago, representing a 31.8% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters. During 2005 NewMil increased its holdings of tax-exempt municipal bonds and purchased auction rate preferred stock, which had the effect of lowering the effective tax rate.

RESULTS OF OPERATIONS

For the six-month periods ended June 30, 2005 and 2004

Overview

NewMil earned net income of $4.5 million, or $1.04 cents per share (diluted), for the six months ended June 30, 2005 as compared with $4.1 million, or $0.94 cents per share (diluted), for the prior year period. The increase was achieved through a variety of factors, the most important of which was a $71.7 million increase in average earning assets, which outpaced a 28 basis point decrease in the net interest margin to 3.68% from 3.96%. Tax equivalent net interest income increased $0.4 million in the 2005 period. Non-interest expense decreased $176,000 for the first six months of 2005, primarily due to a lower bonus accrual, lower marketing and professional services expenses.

Analysis of net interest and dividend income (fully taxable equivalent)

Net interest and dividend income increased $0.4 million for the six months ended June 30, 2005 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets offset somewhat by a decrease in the net interest margin. Average earning assets increased $71.7 million, or 10.9%, over the prior year period. Average total borrowings and interest bearing deposits increased $48.9 million, or 8.2% over the prior year period. The net interest margin decreased 28 basis points to 3.68% from 3.96% over the prior period. The change in the net interest margin was due to the changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates and the impact of asset and liability re-pricing during 2005 as compared with 2004. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Six months ended June 30,	Average		Income/		Average
	Balance		Expense		Yield/Rate
(dollars in thousands)	2005	2004	2005	2004	2005	2004
Loans (a)	$484,980	$461,477	$13,731	$12,807	5.66%	5.55%
Mortgage backed securities (b)	162,056	85,265	3,773	2,129	4.66	4.99
Other securities (b)(c)(d)	81,861	110,408	1,926	2,710	4.71	4.91
Total earning assets	728,897	657,150	19,430	17,646	5.33	5.37
Other assets	45,730	49,734
Total assets	$774,627	$706,884

NOW accounts	$81,945	$77,675	90	96	0.22	0.25
Money market accounts	149,533	155,855	882	780	1.18	1.00
Savings & other	85,342	85,282	258	282	0.61	0.66
Certificates of deposit	208,576	189,419	2,809	2,070	2.69	2.19
Total interest-bearing deposits	525,396	508,231	4,039	3,228	1.54	1.27
FHLB advances & other	112,185	80,547	1,615	1,044	2.88	2.59
Long term debt	9,821	9,761	350	350	7.13	7.17
Total interest-bearing funds	647,402	598,539	6,004	4,622	1.86	1.54
Demand deposits	68,417	50,536
Other liabilities	3,482	4,174
Shareholders' equity	55,326	53,635
Total liabilities & shareholders' equity	$774,627	$706,844
Net interest income			$13,426	$13,024
Spread on interest-bearing funds					3.47	3.83
Net interest margin (e)					3.68	3.96
(a) Includes non-accrual loans.
(b) Average balances of investments are based on historical cost.
(c) Includes interest-bearing deposits in other banks and federal funds sold.
(d) Includes tax benefits of $315,000 and $118,000, respectively for periods 2005 and 2004 on tax-
exempt securities whose income and yields are calculated on a tax equivalent basis.
(e) Net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Six months ended June 30,	2005 versus 2004
(in thousands)	Change in interest due to
	Volume (1)	Rate (1)	Net
Interest-earning assets:
Loans	$662	$262	$924
Mortgage backed securities	1,797	(153)	1,644
Other securities	(676)	(108)	(784)
Total	1,783	1	1,784
Interest-bearing liabilities:
Deposits	112	699	811
FHLB advances & other	445	126	571
Long term debt	2	(2)	-
Total	559	823	1,382
Net change to interest income	$1,224	$(822)	$402
(1) Changes attributable to rate/volume are allocated proportionately to both rate and volume.

Interest income

Total interest and dividend income increased $1.8 million for the six months ended June 30, 2005 as compared with the same period a year ago. Loan income increased $0.9 million, or 7.2%, primarily as a result of higher volumes and by a higher yield. Average loans increased $23.5 million, or 5.1%, due to loan originations during the period, offset in part by loan repayments. The increase in the average loan yield, up 11 basis points, was caused by higher interest rates in 2005 and their effect on loan re-pricing and loan re-financing activity, and by a change in portfolio mix resulting from growth in commercial loans.

Investment income increased $0.9 million, or 17.8%, as a result of higher average volume and offset somewhat by lower yields due to change in the mix of the portfolio over the prior year period. Average securities increased $48.2 million, or 24.7%.

Interest expense

Interest expense for the six months ended June 30, 2005 increased $1.4 million, or 29.9%, as compared with the prior year period as a result of an increase in interest rates paid and higher average interest bearing deposits and average borrowings. Deposit expense increased $0.8 million, or 25.1%, as a result of higher deposit rates and by an increase in average deposit levels, and changes in deposit mix. Average interest bearing deposits increased $17.2 million. The average cost of interest-bearing deposits increased 27 basis points to 1.54%. Interest expense on FHLB advances and other borrowings increased $0.6 million, or 54.7%, primarily due to higher average borrowings, amounting to $31.6 million, in addition to an increase in the borrowing cost, up 29 basis points to 2.88% over the period, due to a change in mix and higher interest rates paid.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the six months ending June 30, 2005 and 2004. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses, which have averaged less than 1% on an annual basis, each of the past three fiscal years. These factors, offset by loan portfolio growth, have enabled the Bank to lower it’s allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. For a detailed discussion on the Bank’s allowance for loan losses refer to “Results of Operations-For Three months ended June 30, 2005 and 2004” above.

Non-interest income

The following table details the principal categories of non-interest income.

	June 30,
(in thousands)	2005	2004	Change
Service charges on deposit accounts	$1,443	$1,430	$13	0.9%
Gains on sales of mortgage loans, net	91	108	(17)	(15.7)
Gains on sales of OREO, net	65	-	65	100.0
Loan servicing	15	20	(5)	(25.0)
Increase in cash surrender value of bank-owned
life insurance	198	197	1	0.5
Other	176	174	2	1.1
Total non-interest income	$1,988	$1,929	$59	3.1%

The increase in non-interest income for the six months ended June 30, 2005 as compared to the prior year period resulted primarily from the sale of an OREO property and to a lesser extent from an increase in retail banking fees earned due to an increase in the Bank’s fee schedule and the volume of accounts serviced. The decrease in gains on sales of mortgage loans during the 2005 period was primarily due to lower volume originated. The Bank originated and sold $5.1 million in residential loans during the 2005 period versus $6.4 million during the 2004 period. Loans originated for sale are pre-sold with servicing rights released on an individual basis at commitment. Loan servicing revenue decreased primarily due to the decline in serviced loan outstandings since the 2004 period.

Operating expenses

The following table details the principal categories of operating expenses.

	June 30,
(in thousands)	2005	2004	Change
Salaries and employee benefits	$4,753	$4,885	$(132)	(2.7)%
Occupancy	860	805	55	6.8
Equipment	710	666	44	6.6
Professional, collection and OREO	414	514	(100)	(19.5)
Postage and telecommunications	278	288	(10)	(3.5)
Printing and office supplies	217	214	3	1.4
Marketing	148	221	(73)	(33.0)
Service bureau	190	192	(2)	(1.0)
Amortization of intangibles	73	98	(25)	(25.5)
Other	1,032	968	64	6.6
Total operating expenses	$8,675	$8,851	$(176)	(2.0)%

The net decrease in operating expenses was primarily due to decreases in salaries and employee benefits, professional fees and marketing expense for the quarter ended June 30, 2005 as compared with the prior year period.  Compensation expense decreased primarily due to a lower bonus accrual and lower mortgage commissions, offset somewhat by higher payroll taxes, higher health benefits, overtime costs and higher payroll costs during the 2005 period. Occupancy expense increased during 2005 primarily due to higher building maintenance and repair expenses, higher utilities and higher rent expense. Equipment expense increased primarily due to increases in maintenance costs associated with equipment repairs and service contracts and higher depreciation on hardware/software and furniture. Professional, collection and OREO expense decreased primarily due to lower consulting costs and lower corporate and legal collection expense offset partially by higher internal and external auditing expense. The decrease in marketing expense was due to lower advertising and marketing campaigns during the period. Amortization of intangibles expense was reduced during the 2005 period as compared with the prior year period. The increase in other expenses was primarily related to increases in higher check and ATM fraud losses, directors’ fees, ATM network and card activity and dues/memberships and filing fees.

Income taxes

Net income for the six months ended included an income tax provision of $1.9 million representing a 30.2% effective rate, as compared with a provision of $1.9 million a year ago, representing a 31.7% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters. During 2005 NewMil increased its holdings of tax-exempt municipal bonds and purchased auction rate preferred stock, which had the effect of lowering the effective tax rate.

FINANCIAL CONDITION

Overview

For the six-month period ended June 30, 2005, total assets grew $67.7 million, or 9.1%, to $812.3 million. The increase resulted from a $13.6 million increase in net loans to $490.3 million and a $47.6 million increase in investment securities. Federal Home Loan Bank advances increased $53.2 million. Deposits increased by $16.6 million, while retail repurchase agreements decreased $0.7 million. Non-performing assets continue to remain very low, measured as a percentage of total assets. As of June 30, 2005 non-performing assets were $0.3 million, or 0.03% of total assets, compared with $0.9 million, or 0.12% of total assets at December 31, 2004.

Securities & Overnight Fed Funds Sold

For the six-month period ended June 30, 2005 securities increased $47.6 million to $264.2 million. During the period securities purchases of $94.0 million were offset partially by repayments of mortgage-backed securities and other securities totaling $45.3 million, and a decrease in the mark-to-market adjustment for unrealized securities holding losses. Securities purchases for the period included $42.8 million of fixed and adjustable rate mortgage-backed securities, $26.4 million of fixed rate tax-exempt municipal bonds, $22.0 million of auction rate preferred stock, and $2.8 million of FHLB capital stock and other investments.

NewMil's securities portfolio consists of U.S. Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs), auction rate preferred stock and Federal Home Loan Bank stock. At June 30, 2005, the portfolio had a projected weighted average duration and life of 4.4 years and 5.1 years, respectively, based on median projected prepayment speeds at current interest rates. At June 30, 2005, securities totaling $252.8 million, or 95.7%, were classified as available-for-sale and securities totaling $11.3 million, or 4.3%, were classified as held-to-maturity.

Loans

During the six-month period ended June 30, 2005 net loans increased $13.6 million. Loan originations, advances and loan purchases totaled $78.8 million, while loan repayments were $65.1 million. The ratio of loans to assets decreased slightly during the quarter to 60.4% at June 30, 2005, compared with 64.0% at December 31, 2004, and from 65.0% a year ago at June 30, 2004. NewMil originated and sold in the secondary market $5.1 million of residential mortgage loans during the six-month period ending June 30, 2005. Major loan classifications are as follows:

	June 30,	December 31,
(in thousands)	2005	2004
Real Estate Mortgages:
Residential
1-to-4 family	$290,394	$296,252
5-or-more family	6,702	6,785
Commercial	132,677	117,915
Land & land development	3,239	3,197
Home equity credit	36,627	34,431
Total mortgage loans	469,639	458,580
Commercial and industrial	23,113	20,471
Installment and other	1,884	1,949
Total loans, gross	494,636	481,000
Deferred loan origination
fees, costs and purchase premiums, net	600	708
Allowance for loan losses	(4,981)	(5,048)
Total loans, net	$490,255	$476,660

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

Non-performing assets

The composition of non-performing assets is as follows:

	June 30,	December 31,
(in thousands)	2005	2004
Non-accruing loans	$203	$393
Accruing loans past due 90 days or more	77	529
Accruing restructured loans	-	-
Total non-performing loans	280	922
OREO, net	-	-
Total non-performing assets	$280	$922
Percent of total assets	0.03%	0.12%

During the six-month period ended June 30, 2005 non-performing assets decreased $0.6 million, to $0.3 million. Non-performing assets continue to remain historically low at 0.03% of total assets at June 30, 2005, compared with 0.12% at December 31, 2004. The low level of non-performing assets reflects NewMil's rigorous ongoing credit management process and prudent credit policy.

In addition to non-performing assets, at June 30, 2005 NewMil had $2.7 million of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings

During the six-month period deposits grew $16.6 million, or 2.8% to $603.6 million. At June 30, 2005 retail repurchase agreements decreased slightly to $12.4 million from December 31, 2004. Additionally, NewMil increased its Federal Home Loan Bank advances by $53.2 million, or 70.3% to aid in funding its asset growth during the second quarter of 2005.

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

Operating activities for the six-month period ended June 30, 2005 provided net cash of $4.5 million. Investing activities utilized net cash of $62.6 million, principally for securities purchases and to a lesser degree, net loan advances, offset in part by security repayments and maturities. Financing activities provided net cash of $63.7 million, principally, $53.2 million from a net increase in FHLB advances, $16.6 million from an increase in deposits, as well as $0.8 million as a result of net proceeds from stock option exercises, offset by cash dividends paid and treasury stock purchases.

At June 30, 2005, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets amounting to $256.3 million, and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $24.7 million, to net deposits and short term unsecured liabilities, was 40.5%, well in excess of NewMil's minimum guideline of 15%.

At June 30, 2005, NewMil had outstanding commitments to fund new loan originations of $19.6 million, construction mortgage commitments of $13.3 million and unused lines of credit of $55.6 million. These commitments can be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the period ended June 30, 2005 shareholders' equity decreased $1.1 million to $54.5 million and book value per share decreased $0.07 to $13.18. Primarily reducing shareholders’ equity were other comprehensive losses of $0.7 million, (a net decrease in the unrealized holding gains on securities available-for-sale, net of taxes), dividend payments of $1.7 million and treasury stock purchases of $4.4 million. Increasing shareholders' equity was net income of $4.5 million, or $0.53 per share (diluted), stock option exercise proceeds of $0.8 million and a tax benefit from the exercise of non-qualified stock options of $0.4 million.

Capital requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At June 30, 2005 NewMil's Tier 1 Leverage Capital ratio was 7.14% and its Tier 1 and Total Risk-Based Capital ratios were 12.05% and 13.12%, respectively. At June 30, 2005 the Bank's Tier 1 Leverage Capital ratio was 7.11% and its Tier 1 and Total Risk-Based Capital ratios were 11.99% and 13.06%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier I Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

NewMil maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in NewMil’s reports filed with, or furnished to, the SEC, pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NewMil’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) of the Securities Exchange Act of 1934.

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

Item 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) -(b) None

(c)

	Total # Shares	Average
	Purchased	Price

April 2005	9,530	27.45
May 2005	106,220	29.17
June 2005	19,800	30.63
Total number of shares purchased during
period as part of a publicly announced
repurchase program	135,550	$29.26
Maximum remaining shares available to
be purchased under the announced plan	152,830

On April 23, 2003, NewMil announced its intention to repurchase 203,690, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of NewMil’s repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes. The repurchase plan was completed during the second quarter or 2005.

On May 19,2005, NewMil announced its intention to repurchase 212,164, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of NewMil’s repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes.

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

NEWMIL BANCORP, INC.

August 8, 2005	by /s/ Francis J. Wiatr
Francis J. Wiatr,
Chairman, President and CEO

August 8, 2005	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer