Form 10-Q
period 2005-09-30
NEWMIL BANCORP INC
filed 2005-11-09
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as described in Rule 12b-2 of the Exchange Act).

Yes [] No [X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

The number of shares of Common Stock outstanding as of September 30, 2005, is 4,120,718.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheet as of
	September 30, 2005 and December 31, 2004	3

	Consolidated Statement of Income
	for the three month and nine month periods
	ended September 30, 2005 and September 30, 2004	4

	Consolidated Statement of Changes in
	Shareholders' Equity for the nine month
	periods ended September 30, 2005 and September 30, 2004	5

	Consolidated Statement of Cash Flows
	for the nine month periods ended
	September 30, 2005 and September 30, 2004	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	27

Item 4.	Control and Procedures	27

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Submission of matters to a vote of security holders	29
Item 5.	Other information	29
Item 6.	Exhibits	29

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	December 31,
(dollars in thousands)	2005	2004
ASSETS
Cash and due from bank	$20,522	$18,493
Federal funds sold	-	-
Total cash and cash equivalents	20,522	18,493
Securities
Available-for-sale at market	294,138	204,101
Held-to-maturity at amortized cost
(fair value: $11,404 and $12,800)	11,130	12,457
Loans (net of allowance for loan losses: $4,986 and $5,048)	496,386	476,660
Bank premises and equipment, net	7,361	7,339
Accrued interest income	3,598	3,343
Intangible assets (net of accumulated amortization: $1,574 and $1,464)	8,130	8,240
Other assets	15,981	13,966
Total Assets	$857,246	$744,599

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$75,586	$66,895
NOW accounts	81,107	85,889
Money market	146,302	147,375
Savings and other	79,254	85,829
Certificates of deposit	218,854	201,022
Total deposits	601,103	587,010
Federal Home Loan Bank advances	162,751	75,654
Repurchase agreements	15,018	13,147
Long-term debt	9,851	9,806
Accrued interest and other liabilities	14,801	3,369
Total Liabilities	803,524	688,986
Commitments and contingencies	-	-
Shareholders' Equity
Common stock - $.50 per share par value
Authorized: 20,000,000
Shares issued: 5,990,138	2,995	2,995
Paid-in capital	42,523	41,957
Retained earnings	37,684	33,514
Accumulated other comprehensive (loss) income, net	(1,564)	703
Treasury stock, at cost: 1,869,420 and 1,793,614 shares	(27,916)	(23,556)
Total Shareholders' Equity	53,722	55,613
Total Liabilities and Shareholders' Equity	$857,246	$744,599

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and dividend income
Interest and fees on loans	$7,272	$6,583	$21,003	$19,390
Interest and dividends on securities	2,919	2,284	8,279	6,988
Interest on federal funds sold	23	14	47	31
Total interest and dividend income	10,214	8,881	29,329	26,409
Interest expense
Deposits	2,377	1,695	6,416	4,923
FHLB Advances	1,233	488	2,765	1,470
Repurchase agreements	50	32	133	94
Long-term debt	175	175	525	525
Total interest expense	3,835	2,390	9,839	7,012
Net interest and dividend income	6,379	6,491	19,490	19,397
Provision for loan losses	(135)	-	(135)	-
Net interest and dividend income
after provision for loan losses	6,514	6,491	19,625	19,397
Non-interest income
Service charges on deposit accounts	783	774	2,226	2,204
Gains on sales of mortgage loans, net	13	38	104	146
Gain on sale of OREO, net	-	-	65	-
Loan servicing fees	7	6	22	26
Other	179	211	553	582
Total non-interest income	982	1,029	2,970	2,958
Non-interest expense
Salaries and employee benefits	2,442	2,368	7,195	7,253
Occupancy	425	392	1,285	1,197
Equipment	366	334	1,076	1,000
Marketing	60	188	208	409
Postage and telecommunications	144	156	422	444
Printing and office supplies	135	92	352	306
Professional, collections and OREO	162	214	576	728
Service bureau	97	87	287	279
Amortization of intangibles	37	49	110	147
Other	509	496	1,541	1,464
Total non-interest expense	4,377	4,376	13,052	13,227
Income before income taxes	3,119	3,144	9,543	9,128
Income tax provision	916	1,000	2,856	2,899
Net income	$2,203	$2,144	$6,687	$6,229

Per common share
Diluted earnings	$0.53	$0.50	$1.57	$1.44
Basic earnings	0.53	0.51	1.60	1.48
Cash dividends	0.20	0.17	0.60	0.49

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)						Accumulated
						other comp-	Total
						rehensive	share-
	Common Stock		Paid-in	Retained	Treasury	(loss)	holders'
(dollars in thousands)	Shares	Amount	capital	earnings	stock	income	equity
Balances at
December 31, 2003	5,990,138	$2,995	$42,142	$27,844	$(23,588)	$2,913	$52,306
Net income for period	-	-	-	6,229	-	-	6,229
Net unrealized loss on
securities available-for-sale,
net of taxes	-	-	-	-	-	(1,435)	(1,435)
Total comprehensive income							4,794
Cash dividends paid	-	-	-	(2,063)	-	-	(2,063)
Exercise of stock options	-	-	(303)	-	1,295	-	992
Tax benefit from exercise of
non-qualified stock options	-	-	72	-	-	-	72
Common stock repurchased	-	-	-	-	(1,052)	-	(1,052)
Balances at September 30, 2004	5,990,138	$2,995	$41,911	$32,010	$(23,345)	$1,478	$55,049
Balances at
December 31, 2004	5,990,138	$2,995	$41,957	$33,514	$(23,556)	$703	$55,613
Net income for period	-	-	-	6,687	-	-	6,687
Net unrealized loss on
securities available-for-sale,
net of taxes	-	-	-	-	-	(2,267)	(2,267)
Total comprehensive income							4,420
Cash dividends paid	-	-	-	(2,517)	-	-	(2,517)
Exercise of stock options	-	-	175	-	704	-	879
Tax benefit from exercise of
non-qualified stock options	-	-	391	-	-	-	391
Common stock repurchased	-	-	-	-	(5,064)	-	(5,064)
Balances at September 30, 2005	5,990,138	$2,995	$42,523	$37,684	$(27,916)	$(1,564)	$53,722

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended
	September 30,
(unaudited, in thousands)	2005	2004
Operating Activities
Net income	$6,687	$6,229
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	(135)	-
Depreciation and amortization	648	625
Amortization of intangible assets	110	147
Amortization of issuance cost on long term debt	45	45
Amortization and accretion of securities
premiums and (discounts), net	221	162
Gain on sale of OREO, net	(65)	-
Gains on sales of mortgage loans, net	(104)	(146)
Mortgage loans originated for sale	(5,667)	(8,243)
Proceeds from sales of mortgage loans	5,771	8,389
Tax benefit from exercise of non-qualified stock options	391	72
Deferred income tax provision	(388)	(205)
Increase in BOLI cash surrender value	(297)	(299)
(Increase) decrease in accrued interest income	(255)	475
Decrease in other liabilities	227	245
(Increase) decrease in other assets, net	(237)	182
Net cash provided by operating activities	6,952	7,678
Investing Activities
Purchases of securities available-for-sale	(66,617)	(11,164)
Purchases of mortgage backed securities available-for-sale	(92,354)	(49,871)
Proceeds from maturities and principal repayments of securities	51,281	43,411
Principal collected on mortgage-backed securities	26,531	18,302
Loan advances, net	(19,591)	(30,797)
Proceeds on sale of OREO	138	-
Purchases of Bank premises and equipment, net	(670)	(406)
Net cash utilized by investing activities	(101,282)	(30,525)
Financing Activities
Net increase in deposits	14,093	27,879
Net increase in repurchase agreements	1,871	3,174
Net increase (decrease) in FHLB borrowings	87,097	(7,177)
Common stock repurchased	(5,064)	(1,052)
Cash dividends paid	(2,517)	(2,063)
Proceeds from exercise of stock options	879	992
Net cash provided by financing activities	96,359	21,753
Increase (decrease) in cash and cash equivalents	2,029	(1,094)
Cash and cash equivalents, beginning of period	18,493	22,524
Cash and cash equivalents, end of period	$20,522	$21,430
Cash paid during period
Interest to depositors	$6,355	$4,933
Interest on borrowings	3,187	2,054
Income taxes paid	2,400	2,652
Non-Cash Transfers
From Loans to OREO	73	-

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

The financial statements have been prepared in accordance with generally accepted accounting principles. In preparing the financial statements, management is required to make extensive use of estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and valuation of real estate, management obtains independent appraisals for significant properties.

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three-month and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2004.

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

Impact of New Accounting Pronouncements Issued but not Currently Effective

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

The effective date of the Statement for NewMil is January 1, 2006. All public entities can choose to apply the Statement using either a modified prospective application transition method or a modified retrospective application. Under that modified prospective application transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or proforma disclosure purposes. Under the modified retrospective application method, a company will restate its prior financial statements to include the amounts that the company previously reported as pro forma disclosures under Statement 123's original provisions. Under the stock option plans currently in place at NewMil, and assuming similar amounts of options are granted to directors as in prior years and that no options are granted to employees, since no option grants are contemplated after the effective date of the Statement, and using the current valuation assumptions with respect to the dividend yield, expected volatility, risk-free interest rate and expected lives, NewMil does not expect the impact of this statement to be material on the Company’s financial statements.

FASB Statement No. 154, Accounting Changes and Error Corrections is a replacement of APB No. 20 and FAS No. 3, replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  NewMil will reflect the effect of any accounting changes on its financial statements, in accordance with the provisions of this Statement.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:
		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
September 30, 2005
U.S. Government Agency notes
Within 1 year	$9,862	$-	$138	$10,000
After 1 year but within 5 years	14,692	-	308	15,000
Corporate Bonds
Within 1 year	1,002	2	-	1,000
Municipal Bonds
After 1 year but within 5 years	47	-	3	50
After 5 years but within 10 years	587	-	8	595
After 10 years but within 15 years	21,265	33	265	21,497
After 15 years	6,446	8	42	6,480
Mortgage backed securities	211,955	650	2,279	213,584
Collateralized mortgage obligations	8,973	38	57	8,992
Total debt securities	274,829	731	3,100	277,198
Auction Rate Preferred stock	10,000	-	-	10,000
FHLB capital stock and other	9,309	-	-	9,309
Total securities available-for-sale	$294,138	$731	$3,100	$296,507

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
December 31, 2004
U.S. Government Agency notes
Within 1 year	$20,072	$57	$-	$20,015
After 1 year but within 5 years	24,828	-	170	24,998
Corporate Bonds
Within 1 year	11,166	162	-	11,004
Mortgage backed securities	138,146	1,515	581	137,212
Collateralized mortgage obligations	4,658	84	-	4,574
Total debt securities	198,870	1,818	751	197,803
FHLB capital stock and other	5,231	1	-	5,230
Total securities available-for-sale	$204,101	$1,819	$751	$203,033

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value
September 30, 2005
Municipal Bonds
Within 1 year	$500	$-	$1	$499
After 5 years but within 10 years	451	14	-	465
After 10 years but within 15 years	5,464	133	-	5,597
Mortgage backed securities	3,095	62	-	3,157
Collateralized mortgage obligations	1,620	66	-	1,686
Total securities held-to-maturity	$11,130	$275	$1	$11,404

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value
December 31, 2004
Municipal bonds
Within 1 year	$500	$4	$4	$500
After 5 years but within 10 years	4,361	121	-	4,482
After 10 years within 15 years	5,232	71	-	5,303
Mortgage backed securities	2,220	148	-	2,368
Collateralized mortgage obligations	144	3	-	147
Total securities held-to-maturity	$12,457	$347	$4	$12,800
(a) Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

The following table summarizes, for all securities in an unrealized loss position at September 30, 2005, the aggregate fair value, gross unrealized loss, and number of securities that have been continuously in an unrealized loss position for greater than twelve months:

September 30, 2005		Estimated	Unrealized
(in thousands)	Number	fair value	losses
More than 12 Months
U.S. Government Agency notes	2	$9,786	$24
Municipal Bonds	1	249	1
Mortgage backed securities	3	21,486	723
Total Temporarily impaired securities	6	$31,521	$938

The majority of debt securities reported in an unrealized loss position at September 30, 2005 were purchased during periods when interest rates were at or near historical lows. The increase in interest rates since the time of purchase has resulted in a decline in market value for these debt securities. NewMil believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at September 30, 2005 consisted of six debt security holdings. The largest loss percentage of any single holding was 4.1% of its amortized cost.

At September 30, 2005 securities with a carrying value and market value of $5.5 million and $5.6 million, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $23.4 million and $23.4 million, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value of $11.0 million and $11.0 million, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings.

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:
	September 30,	December 31,
(in thousands)	2005	2004
Real estate mortgages
1-to-4 family residential	$299,735	$296,252
5-or-more family residential	5,852	6,785
Commercial	128,129	117,915
Land & land development	3,099	3,197
Home equity credit	36,758	34,431
Commercial & industrial	25,396	20,471
Installment & other	1,783	1,949
Total loans, gross	500,752	481,000
Deferred loan origination fees, costs and purchase premium, net	620	708
Allowance for loan losses	(4,986)	(5,048)
Total loans, net	$496,386	$476,660

Impaired loans
	September 30,	December 31,
(in thousands)	2005	2004
With no valuation allowance	$1,062	$218
With valuation allowance	112	239
Total impaired loans	$1,174	$457
Valuation allowance	$20	$151

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

Changes in the allowance for loan losses during the nine-month periods ended September 30, are as follows:

	September 30,
(in thousands)	2005	2004
Balance, beginning of period	$5,048	$5,198
Provision for losses	(135)	-
Charge-offs	(99)	(78)
Recoveries	172	26
Balance, end of period	$4,986	$5,146

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

	September 30,	December 31,
(in thousands)	2005	2004
Non-accrual loans	$112	$393
Accruing loans past due 90 days or more	1,289	529
Accruing troubled debt restructured loans	-	-
Total non-performing loans	1,401	922
Real estate acquired in settlement of loans	-	-
Total non-performing assets	$1,401	$922

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

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Basic	4,127	4,206	4,179	4,206
Effect of dilutive stock options	65	115	83	124
Diluted	4,192	4,321	4,262	4,330

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Net income	$2,203	$2,144	$6,687	$6,229
Net unrealized (losses) gains on
securities available-for-sale during period	(1,591)	739	(2,267)	(1,435)
Comprehensive income (loss)	$612	$2,883	$4,420	$4,794

The components of other comprehensive income (loss), and related tax effects are as follows:
(in thousands)	Before	Tax	Net of
	tax	(expense)	tax
	amount	benefit	amount
Three months ended September 30, 2005
Net unrealized losses on securities
available-for-sale arising during the period	$(2,410)	$819	$(1,591)
Net unrealized losses on securities during period	$(2,410)	$819	$(1,591)
Three months ended September 30, 2004
Net unrealized gains on securities
available-for-sale arising during the period	$1,117	$(380)	$737
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	3	(1)	2
Net unrealized gains on securities during period	$1,120	$(381)	$739
Nine months ended September 30, 2005
Net unrealized losses on securities
available-for-sale arising during the period	$(3,437)	$1,168	$(2,269)
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	3	(1)	2
Net unrealized losses on securities during period	$(3,434)	$1,167	$(2,267)
Nine months ended September 30, 2004
Net unrealized losses on securities
available-for-sale arising during the period	$(2,183)	$741	$(1,442)
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	10	(3)	7
Net unrealized losses on securities during period	$(2,173)	$738	$(1,435)

NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:
	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Federal	$1,059	$1,069	$3,244	$3,104
State	-	-	-	-
Total Current provision	1,059	1,069	3,244	3,104
Federal	(143)	(69)	(388)	(205)
State	-	-	-	-
Total Deferred benefit	(143)	(69)	(388)	(205)
Income tax provision	$916	$1,000	$2,856	$2,899

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company (“PIC”). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the nine month periods ended September 30, 2005 and 2004 are 29.9% and 31.8%, respectively, and reflect the full impact of the Connecticut legislation. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at September 30, 2005 are as follows:

	NewMil	Bank
Leverage ratio	7.00%	6.94%
Tier I risk-based ratio	12.07	11.97
Total risk-based ratio	13.13	13.03

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

	Three months ended		Nine months ended
	September 30,		September 30,
(net income in thousands)	2005	2004	2005	2004
As reported
Net income	$2,203	$2,144	$6,687	$6,229
Earnings per share, diluted	0.53	0.50	1.57	1.44
Earnings per share, basic	0.53	0.51	1.60	1.48
Pro forma
Net income	2,203	2,056	6,309	5,969
Earnings per share, diluted	0.53	0.48	1.48	1.38
Earnings per share, basic	0.53	0.49	1.51	1.42
Stock-based employee compensation
cost, net of related taxes, included
in net income
As reported	-	-	-	-
Pro forma	-	88	378	260

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

Three Months Ended September 30,	Pension Plan		Other Benefits Plan
(in thousands)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$-	$-	$4	$4
Interest cost	96	98	13	11
Expected return on plan assets	(122)	(119)	-	-
Amortization of prior service cost	3	-	-	-
Amortization of unrecognized net loss	1	3	2	-
Amortization of net transition obligation	-	-	4	4
Net periodic benefit (income) cost	$(22)	$(18)	$23	$19

Nine Months Ended September 30,	Pension Plan		Other Benefits Plan
(in thousands)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$-	$-	$12	$12
Interest cost	287	294	39	33
Expected return on plan assets	(366)	(359)	-	-
Amortization of prior service cost	9	-	-	-
Amortization of unrecognized net loss	3	9	6	-
Amortization of net transition obligation	-	-	12	12
Net periodic benefit (income) cost	$(67)	$(56)	$69	$57

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of NewMil and its subsidiary should be read in conjunction with NewMil's Annual Report on Form 10-K for the period ended December 31, 2004.

BUSINESS

NewMil Bancorp, Inc. ("NewMil"), a Delaware corporation, is a bank holding company for NewMil Bank ("Bank"), a Connecticut-chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. NewMil's principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities to both retail and commercial markets, and conducts its business from twenty full-service offices in Connecticut's Litchfield, Fairfield and New Haven Counties. NewMil and the Bank were formed in 1987 and 1858, respectively.

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

RESULTS OF OPERATIONS

For the three-month periods ended September 30, 2005 and 2004

Overview

NewMil earned net income of $2.2 million, or $0.53 per share (diluted), for the quarter ended September 30, 2005 as compared with $2.1 million, or $0.50 cents per share (diluted), for the quarter ended September 30, 2004. The increase was achieved through a variety of factors, the most important of which was a $98.4 million increase in average earning assets, which outpaced a 46 basis point decrease in the fully taxable equivalent (“FTE”) net interest margin to 3.42% from 3.88%. The decrease in FTE net interest margin was caused by the flattening of the Treasury yield curve over the past year, reduced spreads on new loans and investments, a change in the mix of earning assets and the rise in short term borrowing costs. FTE net interest income increased $77,000 in the 2005 period. Non-interest expense increased slightly for the third quarter of 2005, primarily due to higher salaries, occupancy and equipment expenses offset substantially by a lower bonus accrual, lower marketing and professional services expenses. Credit quality remained strong as nonperforming assets represented only 16 basis points of total assets at September 30, 2005. The return on average shareholders equity was 16% for the quarter.

Analysis of net interest and dividend income (FTE)

FTE net interest and dividend income increased $77,000 for the quarter ended September 30, 2005 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets offset by a decrease in the net interest margin. Average earning assets increased $98.4 million, or 14.5%, over the prior year period. Average total borrowings and interest bearing deposits increased $87.9 million, or 14.6% over the prior year period.

The FTE net interest margin decreased 46 basis points to 3.42% from 3.88% over the prior period. The decrease in the net interest margin resulted primarily from the flattening of the Treasury yield curve over the past year, reduced spreads on new loans and securities as a result of an intensely competitive market, an increase in the mix of securities in relation to total earning assets and the rise in short term borrowing costs, and, to a lesser extent to other changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates and the impact of asset and liability re-pricing during 2005 as compared with 2004. During the twelve-month period ended September 30, 2005 the Federal Funds Target Rate has increased 200 basis points while the yield on the 5-year US Treasury Note has risen 82 basis points.

The following table sets forth the components of NewMil's FTE net interest income and FTE yields on average interest-earning assets and interest-bearing funds.

Three months ended September 30,	Average		Income/		Average
	Balance		Expense		Yield/Rate
(dollars in thousands)	2005	2004	2005	2004	2005	2004
Loans (a)	$494,505	$482,048	$7,272	$6,583	5.88%	5.46%
Mortgage backed securities (b)	181,098	102,663	2,033	1,244	4.49	4.85
Other securities (b)(c)(d)	99,335	91,871	1,162	1,118	4.68	4.87
Total earning assets	774,938	676,582	10,467	8,945	5.40	5.29
Other assets	47,687	47,086
Total assets	$822,625	$723,668

NOW accounts	$82,440	$82,620	41	61	0.20	0.30
Money market accounts	147,447	156,062	574	397	1.56	1.02
Savings & other	81,103	85,704	108	146	0.53	0.68
Certificates of deposit	216,270	191,253	1,654	1,091	3.06	2.28
Total interest-bearing deposits	527,260	515,639	2,377	1,695	1.80	1.32
FHLB advances & other	154,024	77,837	1,283	520	3.33	2.67
Long term debt	9,844	9,783	175	175	7.11	7.16
Total interest-bearing funds	691,128	603,259	3,835	2,390	2.22	1.59
Demand deposits	73,853	62,161
Other liabilities	3,529	4,199
Shareholders' equity	54,115	54,049
Total liabilities &
shareholders' equity	$822,625	$723,668
Net interest income			$6,632	$6,555
Spread on interest-bearing funds					3.18	3.70
Net interest margin (e)					3.42	3.88

(a)	Includes non-accrual loans.
(b)	Average balances of investments are based on historical cost.
(c)	Includes interest-bearing deposits in other banks and federal funds sold.
(d)	Includes tax benefits of $253,000 and $64,000, respectively for periods 2005 and 2004 on tax-exempt securities whose income and yields are calculated on an FTE basis.
(e)	FTE net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended September 30,	2005 versus 2004
(in thousands)	Change in interest due to
	Volume (1)	Rate (1)	Net
Interest-earning assets:
Loans	$173	$516	$689
Mortgage backed securities	887	(98)	789
Other securities	88	(44)	44
Total	1,148	374	1,522
Interest-bearing liabilities:
Deposits	126	556	682
FHLB advances & other	609	154	763
Long term debt	-	-	-
Total	735	710	1,445
Net change to interest income	$413	$(336)	$77
(1) Changes attributable to rate/volume are allocated proportionately to both rate and volume.

Interest income (FTE)

Total interest and dividend income increased to $10.5 million for the quarter ended September 30, 2005, as compared with $8.9 million for the same period a year ago. Loan income increased $0.7 million, or 10.5%, primarily as a result of higher yields and volume during the period. Average loans increased $12.5 million, or 2.6%. The increase in the average loan yield, up 42 basis points, was caused by higher interest rates in 2005 and their effect on loan re-pricing and loan re-financing activity, and from a slight change in portfolio mix resulting from growth in commercial loans, offset by a decrease in spreads on new loans originated in 2005.

Investment income increased $0.8 million, or 35.3%, as a result of higher average volume offset somewhat by lower yields due to portfolio re-pricing, a decrease in spreads on new securities purchases and changes in portfolio mix over the prior year period. Average securities increased $85.9 million, or 44.2%.

Interest expense

Interest expense for the quarter ended September 30, 2005 increased $1.4 million, or 60.5%, as compared with the prior year period as a result of increases in interest rates paid and higher average interest bearing deposits and average borrowings. Deposit expense increased $0.7 million, or 40.2%, as a result of higher deposit rates and by an increase in average deposit levels, and changes in deposit mix. Average interest bearing deposits increased $11.6 million.

The average cost of interest-bearing deposits increased 48 basis points to 1.80%. Interest expense on FHLB advances and other borrowings increased $0.8 million, or 146.7%, primarily due to higher average FHLB advances, up $76.2 million, and a rise in borrowing rates, up 66 basis points to 3.33%, over the period.

Provision and Allowance for loan losses

NewMil had a negative provision of $135,000 for loan losses during the quarter ended September 30, 2005, compared with no provision for loan losses during the quarter ending September 30, 2004. The negative provision resulted from a loan loss recovery of $135,000, related to a previously charged-off loan. As a result of the allowance being adequate prior to the recent large recovery, the Company recorded a negative provision to maintain the allowance for loan losses at its present level. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses, which have averaged less than 1% on an annual basis, each of the past three years. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. The following table sets forth key ratios for the periods presented.

	September 30,	December 31,	September 30,
	2005	2004	2004
Ratio of allowance for loan losses:
to non-performing loans	355.89%	547.51%	435.73%
to total gross loans	0.99	1.05	1.06
Ratio of non-performing loans
to total loans	0.28	0.19	0.25
Ratio of past-due loans
to total loans	0.59	0.61	0.30

As of September 30, 2005 the ratio of the allowance for loan losses to total gross loans decreased to 0.99% from 1.06% at September 30, 2004 and 1.05% at December 31, 2004. The decline, as compared with September 30, 2004, was primarily due to the growth in residential one-to-four family residential mortgages, which exhibit lower reserve requirements. The ratio of non-performing loans to total loans continued to remain historically low, at 0.28% as of September 30, 2005, compared with 0.19% as of December 31, 2004 and 0.25% as of September 30, 2004. The ratio of past due loans (including non-performing loans) to total loans also remained at a low level of 0.59% as of September 30, 2005 compared with 0.61% as of December 31, 2004 and 0.30% as of September 30, 2004. During the nine month period ended September 30, 2005, non-performing loans increased $0.5 million, while gross loans increased by $19.7 million. For additional discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at September 30, 2005.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was examined by the FDIC in July 2005 and by the State of Connecticut’s Department of Banking in July 2004 and no additions to the allowance were requested as a result of these examinations.

Non-interest income

The following table details the principal categories of non-interest income.

	September 30,
(in thousands)	2005	2004	Change
Service charges on deposit accounts	$783	$774	$9	1.2%
Gains on sales of mortgage loans, net	13	38	(25)	(65.8)
Loan servicing	7	6	1	16.7
Increase in cash surrender value of bank-owned
life insurance	99	102	(3)	(2.9)
Other	80	109	(29)	(26.6)
Total non-interest income	$982	$1,029	$(47)	(4.6)%

The decrease in non-interest income for the quarter ended September 30, 2005 as compared to the prior year period resulted primarily from a decrease in gains on sales of mortgage loans during the 2005 period due to a lower volume originated and by lower commissions and other service fees. The Bank originated and sold $0.6 million in residential loans during the 2005 period versus $1.9 million during the 2004 period. Loans originated for sale are pre-sold with servicing rights released on an individual basis at commitment. The decrease in income from bank-owned life insurance as compared to the prior year period was due to a lower crediting rate on the underlying insurance assets in 2005 versus 2004.

Operating expenses

The following table details the principal categories of operating expenses.

	September 30,
(in thousands)	2005	2004	Change
Salaries and employee benefits	$2,442	$2,368	$74	3.1%
Occupancy	425	392	33	8.4
Equipment	366	334	32	9.6
Professional, collection and OREO	162	214	(52)	(24.3)
Postage and telecommunications	144	156	(12)	(7.7)
Printing and office supplies	135	92	43	46.7
Marketing	60	188	(128)	(68.1)
Service bureau	97	87	10	11.5
Amortization of intangibles	37	49	(12)	(24.5)
Other	509	496	13	2.6
Total operating expenses	$4,377	$4,376	$1	0.0%

The increase in salaries and employee benefits for the quarter ended September 30, 2005 as compared with the prior year period was primarily due to higher payroll, payroll taxes and health benefit costs, offset by a lower bonus accrual for 2005. Occupancy expense increased during 2005 primarily due to higher utilities, and higher rent expense. Equipment expense increased primarily due to increases in maintenance costs associated with equipment and service contracts and higher depreciation on software. Professional, collection and OREO expense decreased primarily due to lower consulting costs and lower corporate and legal collection expense offset partially by higher internal auditing expense. The decrease in marketing expense was due to lower advertising and marketing campaigns during the period. Amortization of intangibles expense was reduced during the 2005 period as compared with the prior year period. The increase in other expenses was primarily related to increases in check and ATM fraud losses, courier costs, and costs related to ATM network and card activity.

Income taxes

Net income for the quarter included an income tax provision of $0.9 million representing a 29.4% effective rate, as compared with a provision of $1.0 a year ago, representing a 31.8% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters. During 2005 NewMil increased its holdings of tax-exempt municipal bonds and purchased auction rate preferred stock, which lowered the effective tax rate.

RESULTS OF OPERATIONS

For the nine month periods ended September 30, 2005 and 2004

Overview

NewMil earned net income of $6.7 million, or $1.57 per share (diluted), for the nine months ended September 30, 2005 as compared with $6.2 million, or $1.44 cents per share (diluted), for the prior year period. The increase was achieved through a variety of factors, the most important of which was a $80.7 million increase in average earning assets, which outpaced a 34 basis point decrease in the net interest margin to 3.59% from 3.93%. The decrease in FTE net interest margin was caused by the flattening of the Treasury yield curve over the past year, reduced spreads on new loans and investments, a change in the mix of earning assets and the rise in short term borrowing costs. FTE net interest income increased $0.5 million in the 2005 period. Non-interest expense decreased $0.2 for the first nine months of 2005, primarily due to a lower bonus accrual, lower marketing and professional services expenses.

Analysis of net interest and dividend income (FTE)

FTE net interest and dividend income increased $0.5 million for the nine months ended September 30, 2005 as compared with the prior year period. The increase in net interest income resulted primarily from the growth in average earning assets offset somewhat by a decrease in the net interest margin. Average earning assets increased $80.7 million, or 12.2%, over the prior year period. Average total borrowings and interest bearing deposits increased $62.0 million, or 10.3% over the prior year period.

The FTE net interest margin decreased 34 basis points to 3.59% from 3.93% over the prior period. The decrease in the net interest margin resulted primarily from the flattening of the Treasury yield curve over the past year, reduced spreads on new loans and securities as a result of an intensely competitive market, an increase in the mix of securities in relation to total earning assets and the rise in short term borrowing costs, and, to a lesser extent to other changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates and the impact of asset and liability re-pricing during 2005 as compared with 2004.

The following table sets forth the components of NewMil's FTE net interest income and FTE yields on average interest-earning assets and interest-bearing funds.

Nine months ended September 30,	Average		Income/		Average
	Balance		Expense		Yield/Rate
(dollars in thousands)	2005	2004	2005	2004	2005	2004
Loans (a)	$488,190	$468,384	$21,003	$19,390	5.74%	5.52%
Mortgage backed securities (b)	168,473	91,107	5,806	3,374	4.60	4.94
Other securities (b)(c)(d)	87,749	104,184	3,088	3,826	4.69	4.90
Total earning assets	744,412	663,675	29,897	26,590	5.35	5.34
Other assets	46,390	48,843
Total assets	$790,802	$712,518

NOW accounts	$82,112	$79,335	132	157	0.21	0.26
Money market accounts	148,830	155,924	1,455	1,177	1.30	1.01
Savings & other	83,914	85,424	366	428	0.58	0.67
Certificates of deposit	211,169	190,035	4,463	3,161	2.82	2.22
Total interest-bearing deposits	526,025	510,718	6,416	4,923	1.63	1.29
FHLB advances & other	126,285	79,638	2,898	1,564	3.06	2.62
Long term debt	9,828	9,768	525	525	7.12	7.17
Total interest-bearing funds	662,138	600,124	9,839	7,012	1.98	1.56
Demand deposits	70,249	54,439
Other liabilities	3,497	4,181
Shareholders' equity	54,918	53,774
Total liabilities &
shareholders' equity	$790,802	$712,518
Net interest income			$20,058	$19,578
Spread on interest-bearing funds					3.37	3.78
Net interest margin (e)					3.59	3.93

(a)	Includes non-accrual loans.
(b)	Average balances of investments are based on historical cost.
(c)	Includes interest-bearing deposits in other banks and federal funds sold.
(d)	Includes tax benefits of $568,000 and $181,000 respectively for periods 2005 and 2004 on tax-exempt securities whose income and yields are calculated on an FTE basis.
(e)	FTE net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Nine months ended September 30,	2005 versus 2004
(in thousands)	Change in interest due to
	Volume (1)	Rate (1)	Net
Interest-earning assets:
Loans	$837	$776	$1,613
Mortgage backed securities	2,681	(249)	2,432
Other securities	(584)	(154)	(738)
Total	2,934	373	3,307
Interest-bearing liabilities:
Deposits	152	1,341	1,493
FHLB advances & other	1,036	298	1,334
Long term debt	-	-	-
Total	1,188	1,639	2,827
Net change to interest income	$1,746	$(1,266)	$480
(1) Changes attributable to rate/volume are allocated proportionately to both rate and volume.

Interest income

Total interest and dividend income increased $3.3 million for the nine months ended September 30, 2005 as compared with the same period a year ago. Loan income increased $1.6 million, or 8.3%, primarily as a result of higher volumes and by a higher yield. Average loans increased $19.8 million, or 4.2%, due to loan originations during the period, offset in part by loan repayments. The increase in the average loan yield, up 22 basis points, was caused by higher interest rates in 2005 and their effect on loan re-pricing and loan re-financing activity, and by a change in portfolio mix resulting from growth in commercial loans, offset by a decrease in spreads on new loans originated in 2005.

Investment income increased $1.7 million, or 23.5%, as a result of higher average volume and offset somewhat by lower yields due to portfolio re-pricing, a decrease in spreads on new securities purchases and changes in portfolio mix over the prior year period. Average securities increased $60.9 million, or 31.2%.

Interest expense

Interest expense for the nine months ended September 30, 2005 increased $2.8 million, or 40.3%, as compared with the prior year period as a result of an increase in interest rates paid and higher average interest bearing deposits and average borrowings. Deposit expense increased $1.5 million, or 30.3%, as a result of higher deposit rates and by an increase in average deposit levels, and changes in deposit mix. Average interest bearing deposits increased $15.3 million.

The average cost of interest-bearing deposits increased 34 basis points to 1.63%. Interest expense on FHLB advances and other borrowings increased $1.3 million, or 85.3%, primarily due to higher average borrowings, amounting to $46.6 million, in addition to an increase in the borrowing cost, up 44 basis points to 3.06 % over the period, due to a change in mix and higher interest rates paid.

Provision and Allowance for loan losses

NewMil had a negative provision of $135,000 for loan losses during the nine months ended September 30, 2005, compared with no provision for loan losses during the nine months ended September 30, 2004. The negative provision resulted from a loan loss recovery of $135,000, related to a previously charged-off loan. As a result of the allowance being adequate prior to the recent large recovery, the Company recorded a negative provision to maintain the allowance for loan losses at its present level. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses, which have averaged less than 1% on an annual basis, each of the past three fiscal years. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. For a detailed discussion on the Bank’s allowance for loan losses refer to “Results of Operations-For the three month periods ended September 30, 2005 and 2004” above.

Non-interest income

The following table details the principal categories of non-interest income.

	September 30,
(in thousands)	2005	2004	Change
Service charges on deposit accounts	$2,226	$2,204	$22	1.0%
Gains on sales of mortgage loans, net	104	146	(42)	(28.8)
Gains on sales of OREO, net	65	-	65	100.0
Loan servicing	22	26	(4)	(15.4)
Increase in cash surrender value of bank-owned
life insurance	297	299	(2)	(0.7)
Other	256	283	(27)	(9.5)
Total non-interest income	$2,970	$2,958	$12	0.4%

The increase in non-interest income for the nine months ended September 30, 2005 as compared to the prior year period resulted primarily from the gain on sale of an OREO property and to a lesser extent from a small increase in retail banking fees earned due to an increase in the Bank’s fee schedule and the volume of accounts serviced, offset in part by the decrease in gains on sales of mortgage loans during the 2005 period due to lower volume originated. The Bank originated and sold $5.7 million in residential loans during the 2005 period versus $8.2 million during the 2004 period. Loans originated for sale are pre-sold with servicing rights released on an individual basis at commitment. Loan servicing revenue decreased primarily due to the decline in loans serviced loan compared with the 2004 period.

Operating expenses

The following table details the principal categories of operating expenses.

	September 30,
(in thousands)	2005	2004	Change
Salaries and employee benefits	$7,195	$7,253	$(58)	(0.8)%
Occupancy	1,285	1,197	88	7.4
Equipment	1,076	1,000	76	7.6
Professional, collection and OREO	576	728	(152)	(20.9)
Postage and telecommunications	422	444	(22)	(5.0)
Printing and office supplies	352	306	46	15.0
Marketing	208	409	(201)	(49.1)
Service bureau	287	279	8	2.9
Amortization of intangibles	110	147	(37)	(25.2)
Other	1,541	1,464	77	5.3
Total operating expenses	$13,052	$13,227	$(175)	(1.3)%

The net decrease in operating expenses was primarily due to a decline in salaries and employee benefits, professional fees and marketing expense for the quarter ended September 30, 2005 as compared with the prior year period.  Salaries and employee benefits expense decreased primarily due to a lower bonus accrual, lower mortgage commissions and other incentives, offset somewhat by higher payroll taxes, higher health benefits, overtime costs and higher payroll costs during the 2005 period. Occupancy expense increased during 2005 primarily due to higher building maintenance and repair expenses, higher utilities and higher rent expense. Equipment expense increased primarily due to increases in maintenance costs associated with equipment repairs and service contracts and higher depreciation on hardware/software and furniture. Professional, collection and OREO expense decreased primarily due to lower consulting costs and lower corporate and legal collection expense offset partially by higher internal auditing expense. The decrease in marketing expense was due to lower advertising and marketing campaigns during the period. Amortization of intangibles expense was reduced during the 2005 period as compared with the prior year period. The increase in other expenses was primarily related to increases in higher check and ATM fraud losses and ATM network and card activity and dues/memberships and filing fees.

Income taxes

Net income for the nine months ended included an income tax provision of $2.9 million representing a 29.9% effective rate, as compared with a provision of $2.9 million a year ago, representing a 31.8% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters. During 2005 NewMil increased its holdings of tax-exempt municipal bonds and purchased auction rate preferred stock, which lowered the effective tax rate.

FINANCIAL CONDITION

Overview

For the nine-month period ended September 30, 2005, total assets grew $112.6 million, or 15.1%, to $857.2 million. The increase resulted from a $19.7 million increase in net loans to $496.4 million and a $88.7 million increase in securities. Deposits increased $14.1 million, retail repurchase agreements increased $1.9 million and Federal Home Loan Bank advances increased $87.1 million. Non-performing assets remain at a very low level, in historical terms, measured as a percentage of total assets. As of September 30, 2005 non-performing assets were $1.4 million, or 0.16% of total assets, compared with $0.9 million, or 0.12% of total assets at December 31, 2004.

Securities & Overnight Fed Funds Sold

For the nine-month period ended September 30, 2005 securities increased $88.7 million to $305.3 million. During the period securities purchases of $159.0 million were offset partially by repayments of mortgage-backed securities and other securities totaling $77.8 million, and an increase in the mark-to-market adjustment for unrealized securities holding losses. Securities purchases for the period included $97.3 million of fixed and adjustable rate mortgage-backed securities, $27.6 million of fixed rate tax-exempt municipal bonds, $30.0 million of auction rate preferred stock, and $4.1 million of FHLB capital stock and other investments.

NewMil's securities portfolio consists of U.S. Government Agency notes, mortgage backed securities (MBS), corporate bonds, bank qualified municipal bonds, collateralized mortgage obligations (CMOs), auction rate preferred stock and Federal Home Loan Bank stock. At September 30, 2005, the portfolio had a projected weighted average duration and life of 4.7 years and 5.3 years, respectively, based on median projected prepayment speeds at current interest rates. At September 30, 2005, securities totaling $294.1 million, or 96.4%, were classified as available-for-sale and securities totaling $11.1 million, or 3.6%, were classified as held-to-maturity.

Loans

During the nine-month period ended September 30, 2005 net loans increased $19.7 million. Loan originations, advances and loan purchases totaled $131.9 million, while loan repayments were $112.2 million. The ratio of net loans to assets decreased slightly during the quarter to 57.9% at September 30, 2005, compared with 64.0% at December 31, 2004, and from 65.8% a year ago at September 30, 2004. NewMil originated and sold in the secondary market $5.7 million of residential mortgage loans during the nine-month period ending September 30, 2005. Major loan classifications are as follows:

	September 30,	December 31,
(in thousands)	2005	2004
Real Estate Mortgages:
Residential
1-to-4 family	$299,735	$296,252
5-or-more family	5,852	6,785
Commercial	128,129	117,915
Land & land development	3,099	3,197
Home equity credit	36,758	34,431
Total mortgage loans	473,573	458,580
Commercial and industrial	25,396	20,471
Installment and other	1,783	1,949
Total loans, gross	500,752	481,000
Deferred loan origination
fees, costs and purchase premiums, net	620	708
Allowance for loan losses	(4,986)	(5,048)
Total loans, net	$496,386	$476,660

The Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works with several government-assisted lending programs. The Residential Mortgage Department, in addition to traditional portfolio lending, originates loans for sale to the secondary market on a service-released basis, which enables the Bank to offer a comprehensive mortgage product line and earn gains from sales of such loans. The department also offers home equity loans and lines of credit and consumer installment loans.

Non-performing assets

The composition of non-performing assets is as follows:
	September 30,	December 31,
(in thousands)	2005	2004
Non-accruing loans	$112	$393
Accruing loans past due 90 days or more	1,289	529
Accruing restructured loans	-	-
Total non-performing loans	1,401	922
OREO, net	-	-
Total non-performing assets	$1,401	$922
Percent of total assets	0.16%	0.12%

During the nine-month period ended September 30, 2005 non-performing assets increased $0.5 million, to $1.4 million. Non-performing assets continue to remain historically low at 0.16% of total assets at September 30, 2005, compared with 0.12% at December 31, 2004. The low level of non-performing assets reflects NewMil's prudent credit policy and rigorous ongoing credit management process.

In addition to non-performing assets, at September 30, 2005 NewMil had $0.7 million of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings

During the nine-month period ended September 30, 2005 deposits grew $14.1 million, or 2.4% to $601.1 million, and retail repurchase agreements grew $1.9 million to $15.0 million. In addition, NewMil increased its Federal Home Loan Bank advances by $87.1 million, primarily to fund the growth in its securities portfolio during the period.

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

Operating activities for the nine-month period ended September 30, 2005 provided net cash of $7.1 million. Investing activities utilized net cash of $101.4 million, principally for securities purchases and to a lesser degree, net loan advances, offset in part by security repayments and maturities. Financing activities provided net cash of $96.4 million, principally, $87.1 million from a net increase in FHLB advances, $16.0 million from an increase in deposits and repurchase agreements, and $0.9 million of net proceeds from stock option exercises, offset by cash dividends paid and treasury stock purchases.

At September 30, 2005, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets, and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $285.8 million, to net deposits and short term unsecured liabilities, was 39.3%, well in excess of NewMil's minimum guideline of 15%.

At September 30, 2005, NewMil had outstanding commitments to fund new loan originations of $12.2 million, construction mortgage commitments of $12.5 million and unused lines of credit of $65.8 million. These commitments can be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the period ended September 30, 2005 shareholders' equity decreased $1.9 million to $53.7 million and book value per share decreased $0.21 to $13.04. Primarily reducing shareholders’ equity were treasury stock purchases of $5.1 million, dividend payments of $2.5 million and other comprehensive losses of $2.3 million (net decrease in the unrealized holding gains on securities available-for-sale, net of taxes). Increasing shareholders' equity was net income of $6.7 million, or $1.57 per share (diluted), stock option exercise proceeds of $0.9 million and a tax benefit from the exercise of non-qualified stock options of $0.4 million.

Capital requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At September 30, 2005 NewMil's Tier 1 Leverage Capital ratio was 7.00% and its Tier 1 and Total Risk-Based Capital ratios were 12.07% and 13.13%, respectively. At September 30, 2005 the Bank's Tier 1 Leverage Capital ratio was 6.94% and its Tier 1 and Total Risk-Based Capital ratios were 11.97% and 13.03%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier I Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

NewMil manages interest rate risk through an Asset Liability Committee comprised of representatives from senior management and the Board of Directors. The objective of interest rate risk management is to achieve and maintain a high and stable net interest margin under changing interest rate environments. NewMil seeks to manage interest rate risk within limits approved by the Board of Directors. NewMil monitors exposure to interest rate risk on a quarterly basis using earnings simulation analysis and gap analysis. Earnings simulation analysis measures the amount of short-term earnings at risk over 12-month and 24-month time horizons under both rising and falling rate scenarios as compared with current interest rates. Balance sheet gap analysis identifies short-, medium- and long-term interest rate positions or exposure. As of September 30, 2005 NewMil's interest rate risk remains within tolerance levels established by its Asset Liability Committee. For additional information, refer to “Asset/Liability Management and Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in NewMil's 2004 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure in the third quarter 2005.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

There are no material legal proceedings pending against NewMil or the Bank or any of their properties, other than ordinary routine litigation incidental to NewMil's business.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) -(b) None

(c)

	Total # Shares	Average
	Purchased	Price
July 2005	14,512	31.17
August 2005	2,914	30.58
September 2005	4,160	29.11
Total number of shares purchased during
period as part of a publicly announced
repurchase program	21,586	$30.69
Maximum remaining shares available to
be purchased under the announced plan	131,244

On April 23, 2003, NewMil announced its intention to repurchase 203,690, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of NewMil’s repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes. The repurchase plan was completed during the second quarter of 2005.

On May 19, 2005, NewMil announced its intention to repurchase 212,164, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of NewMil’s repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

3.1	Certificate of Incorporation of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).
3.1.1	Amendment to Certificate of Incorporation of NewMil increasing authorized shares of common stock from 6,000,000 to 20,000,000 (incorporated by reference to Registrant’s 2002 Form 10-K).
3.2	Bylaws of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).
4.1	Instruments Defining Rights of Security Holders (Included in Exhibits 3.1 and 3.2).
10.2	Employment agreement with its President and CEO, Francis J. Wiatr, dated January 23, 2002 (incorporated by reference to Registrant’s 2002 Form 10-K).
10.2.1	Amendment of employment agreement with its President and CEO, Francis J. Wiatr, dated February 23, 2005 (incorporated by reference to Registrant's February 24, 2005 Form 8-K).
10.1	Dividend reinvestment plan for NewMil Bancorp's shareholders (incorporated by reference to the Registrant's 1996 Form 10-K).
10.2	The Second Amended and Restated 1986 Stock Option and Incentive Plan for Officers and Key Employees (incorporated by reference to the Registrant's S-8 POS dated January 25, 2001). (No. 333-53360).
10.5	The Third Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's S-8 POS dated January 25, 2001). (No. 333-53360).
10.6.1	Employment agreement between NewMil Bank and Senior Vice President, William D. Starbuck dated as of November 10, 2000 (incorporated by reference to Registrant’s 2002 Form 10-K).
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

10.9	Salary Continuation and Split Dollar Agreement between NewMil Bank and Francis J. Wiatr (incorporated by reference to Registrant’s 2002 Form 10-K).
10.10	Salary Continuation and Split Dollar Agreement between NewMil Bank and Diane Farrell (incorporated by reference to Registrant’s 2003 Form 10-K).
10.11	Salary Continuation between NewMil Bank and Thomas W. Grant (incorporated by reference to Registrant’s 2003 Form 10-K).
10.12	Salary Continuation and Split Dollar Agreement between NewMil Bank and Terrence J. Shannon (incorporated by reference to Registrant’s 2003 Form 10-K).
10.13	Director Deferred Compensation Agreement between NewMil Bank and Director Joseph Carlson II (incorporated by reference to Registrant’s 2003 Form 10-K).

10.14	Director Deferred Compensation Agreement between NewMil Bank and Director Kevin L. Dumas (incorporated by reference to Registrant’s 2003 Form 10-K).
10.15	Director Deferred Compensation Agreement between NewMil Bank and Director Paul N. Jaber (incorporated by reference to Registrant’s 2003 Form 10-K).
10.16	Director Deferred Compensation Agreement between NewMil Bank and Director Anthony M. Rizzo, Sr. (incorporated by reference to Registrant’s 2003 Form 10-K).
10.17	Change of Control Agreement between NewMil Bancorp and John A. Baker (incorporated by reference to Registrant’s 2003 Form 10-K).
10.18	Change of Control Agreement between NewMil Bancorp and Diane Farrell (incorporated by reference to Registrant’s 2003 Form 10-K).
10.19	Change of Control Agreement between NewMil Bancorp and Thomas W. Grant (incorporated by reference to Registrant’s 2003 Form 10-K).
10.20	Change of Control Agreement between NewMil Bancorp and B. Ian McMahon (incorporated by reference to Registrant’s 2003 Form 10-K).
10.21	Change of Control Agreement between NewMil Bancorp and Betty F. Pacocha (incorporated by reference to Registrant’s 2003 Form 10-K).
10.22	Change of Control Agreement between NewMil Bancorp and Roberta Reed (incorporated by reference to Registrant’s 2003 Form 10-K).
10.23	Change of Control Agreement between NewMil Bancorp and Terrance J. Shannon (incorporated by reference to Registrant’s 2003 Form 10-K).
10.24	Change of Control Agreement between NewMil Bancorp and Roberta Reed (incorporated by reference to Registrant's March 2004 Form 10-Q).
10.25	Change of Control Agreement between NewMil Bancorp and William Starbuck (incorporated by reference to Registrant's March 2004 Form 10-Q).
10.26	Amended and Restated Change of Control Agreement between NewMil Bancorp and B. Ian McMahon (incorporated by reference to Registrant's September 2004 Form 10-Q).
10.27	Change of Control Agreement between NewMil Bancorp and Robert Granata (incorporated by reference to Registrant's September 2004 Form 10-Q).
10.28	The Amended and Restated 1986 Stock Option and Incentive Plan for Officers and Key Employees (incorporated by reference to the Registrant's S-8 POS dated September 14, 2004). (No. 333-119142).
10.29	The Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's S-8 POS dated September 14, 2004) (No. 333-119142).
11.1	Statement regarding Computation of Net Income Per Common Share.
31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMIL BANCORP, INC.

November 7, 2005	by/s/ Francis J. Wiatr
Francis J. Wiatr,
Chairman, President and CEO

November 7, 2005	by/s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer