Form 10-K
period 2005-12-31
NEWMIL BANCORP INC
filed 2006-03-13
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, par value $.50 per share
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked prices of such stock, as of June 30, 2005, is $121,368,000. The number of shares of Common Stock outstanding as of March 1, 2006, is 4,075,708.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement dated March 24, 2006 for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part II (Item 5) and Part III (Items 10, 11, 12, 13 and 14).

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of NewMil Bancorp, Inc. ("NewMil") that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of the allowance for loan losses.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within NewMil’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required as well as other risks and uncertainties reported from time to time in NewMil’s filings with the Securities and Exchange Commission.

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

The Bank, which was organized in 1858, is a Connecticut chartered and Federal Deposit Insurance Corporation ("FDIC") insured savings bank headquartered in New Milford, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank offers both consumer and commercial deposit accounts, including checking accounts, interest bearing "NOW" accounts, money market accounts, certificates of deposit, savings accounts, Individual Retirement Accounts, health savings accounts and sweep accounts. The Bank provides 24x7 access to banking through automated teller machines in seventeen branches, through its Internet site at www.newmil.com and through bank by phone.

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

Market Area and Competition

The Bank conducts its business through twenty full service offices located in Connecticut's Litchfield, Fairfield and New Haven Counties. The Bank's service area, which has a population of approximately 467,000, enjoys a balance of manufacturing, trade, and service employment and is home to a number of Fortune 500 companies. Although the Bank's primary market area is Litchfield and northern Fairfield counties, the Bank has depositors and borrowers that live outside of these areas.

The Bank faces strong competition in attracting and retaining deposits and in making loans. Its most direct competition for deposits has historically come from other savings banks and commercial banks located in its market area. More recently, competition for deposits has developed from non-banking companies such as brokerage houses that offer a range of deposit and deposit-like products. Although the Bank expects this continuing competition to have an effect upon the cost of funds, it does not anticipate any substantial adverse effect on maintaining the current deposit base. The Bank is competitive within its market area in the various deposit products it offers to depositors. Due to this fact, management believes the Bank has the ability to maintain its deposit base. The Bank does not rely upon any individual, group or entity for a significant portion of its deposits.

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

Congress passed legislation in 1994 providing for a phase-in of full interstate branching. Connecticut law has since 1990 provided for full interstate banking and, more recently, has adopted legislation allowing interstate branching, subject to certain limitations. In recent years, several out of state financial institutions, almost all larger and with greater financial resources than the Bank, have acquired Connecticut financial institutions and begun operations in Connecticut. This has both increased competition in NewMil's market areas and resulted in the reduction of locally-based competition through consolidations. NewMil may consider expansion within or outside of Connecticut provided appropriate opportunities and conditions exist.

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

Commercial Mortgage and Multi-Family Mortgage Loans: The Bank also makes loans collateralized by mortgages on commercial and multi-family residential properties. Commercial and multi-family loans are offered on an adjustable rate basis, generally with various re-pricing frequencies and with the interest adjustment tied to the various indices. Loans may also be structured with fixed rate terms ranging from 1 to 5 years.

Loans collateralized by commercial properties, including multi-family residential properties, can involve greater credit risks than 1-to-4 family residential mortgage loans. The commercial real estate business is cyclical and subject to downturns, over-building, fluctuations in market value and local economic conditions. Typically, such loans are substantially larger than 1-to-4 family residential mortgage loans. Because repayment is often dependent on the cash flow of a successfully operated or managed property, repayment of such loans may be more susceptible to adverse conditions in the real estate market or the economy generally than is the case with residential mortgages.

Construction Loans: The Bank also makes construction loans to individuals and professional builders for the purpose of constructing 1-to-4 family residential properties, either as a primary residence or for investment or resale.

Commercial and Industrial Loans: The Bank offers secured commercial business loans, generally adjustable-rate loans with the adjustment of interest based on the Prime Rate plus a spread. The Bank believes it has been conservative in its underwriting standards for this market with the goal of obtaining quality loans for the portfolio. The Bank also offers SBA and other Government guaranteed loans. The Bank's loan products are targeted for, and tailored to the needs of, the local business and professional community in the Bank's market area. The Bank’s legal lending limit to any one borrower at December 31, 2005 was $9.3 million, or 15% of Tier I and Tier II capital. Generally, the Bank’s concentration to any one borrower does not exceed 50% of the Bank’s legal lending limit and the average loan size is under $500,000. Most business loans are secured by liens on business assets including inventory, receivables and or liens on real property. In addition, most loans are further secured by the personal guaranty of the owners of the business.

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

Employees

The Bank had 167 full-time and 19 part-time employees at December 31, 2005. Management considers the Bank's relationship with its employees to be good. The Bank's employees are not represented by any collective bargaining groups.

Subsidiaries

NewMil has two subsidiaries, NewMil Bank and NewMil Statutory Trust I. During March 2003, NewMil formed a subsidiary, NewMil Statutory Trust I, a trust formed under the laws of the state of Delaware, and issued $10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. The other subsidiary, NewMil Bank, is NewMil's primary subsidiary and accounts for the majority of NewMil's income. At December 31, 2005, the Bank had three wholly-owned subsidiaries, NewMil Mortgage Company, Asset Recovery Management Company and New Mil Asset Company. NewMil Mortgage Company is a passive investment company ("PIC") that holds loans collateralized by real estate originated or purchased by the Bank. Income of the PIC and its dividends to NewMil are exempt from the Connecticut Corporate Business Tax. Asset Recovery Management Company and New Mil Asset Company were both formed to hold and liquidate certain foreclosed real estate and are presently inactive.

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

Item 1A. RISK FACTORS

NewMil is the registered bank holding company for the Bank, a wholly-owned subsidiary. NewMil's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is NewMil's primary investment.

An investment in NewMil common stock entails certain risks. NewMil considers the most significant factors affecting risk in NewMil common stock as those that are set forth below. There are not the only risks of an investment in NewMil common stock, and none of the factors set forth below relates to the personal circumstances of individual investors. You should read this entire Form 10-K, as well as other documents and exhibits that are incorporated by reference in the 10-K and that have been filed with the SEC, in order to better understand these risks and to evaluate investment in NewMil common stock.

Competition Risk

Competition in the banking industry is intense and NewMil's market areas are particularly competitive. NewMil competes with savings banks, commercial banks, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and investment brokerage firms. NewMil competes with several non-public mutually owned savings banks that price their products with different short-term financial considerations than publicly owned institutions like NewMil. NewMil also competes with regional and national banks that have substantially greater resources and lending limits than does NewMil and can offer services that NewMil does not or cannot offer. Additionally, NewMil competes with non-banking companies, such as mortgage and investment brokerage firms, mutual fund and insurance firms, who offer a range of banking and deposit-like products and services. NewMil’s ability to retain and grow its customer base depends on its ability to continue differentiate itself favorably in the eyes of its customers in its highly competitive markets.

Credit Risk

NewMil’s lending activities entail taking credit risk. NewMil’s exposure to credit risk in its loan portfolio is dependent on many external variables, such as the level of economic health of national and local markets, and its effect on delinquency levels and the values of underlying collateral, and the level of interest rates. Other internal variables include concentrations, portfolio volume and mix, and lending policy. In recent years NewMil has incurred negligible credit losses as a result of a healthy economy, and appreciating underlying real estate collateral values. NewMil’s ability to manage credit losses is largely dependent on these external factors.

Liquidity Risk

NewMil manages its liquidity position to ensure it has sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. NewMil’s primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and Federal Home Loan Bank advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities. NewMil’s ability to maintain sufficient liquidity is dependent on its ability to maintain its funding sources.

Interest Rate Risk

NewMil is exposed to interest rate risk. Changes in interest rates affect its loans, securities, deposits and borrowings, and have a combined effect upon NewMil’s net interest income. NewMil manages its exposure to interest rate risk within limits approved by the Board of Directors using an earnings simulation model. The model simulates earnings over a specified time horizon to measure the amount of short-term earnings at risk under a variety of interest rate scenarios. NewMil’s earnings simulation analysis includes numerous assumptions about balance sheet changes, including growth and product mix, prepayments, product pricing and the behavior of interest rates. Earnings simulation modeling includes assumptions that are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions, and management’s strategies, among other factors.

Item 1B.	UNRESOLVED SEC STAFF COMMENTS

None.

Item 2.	PROPERTIES

The Bank conducts its business at its main office, located at 19 Main Street, New Milford, Connecticut, and through 19 full service branches located in Litchfield, Fairfield and New Haven Counties. As of December 31, 2005, the Bank owned its main office and seven of its branches. The twelve other full service locations are leased by the Bank.

For additional information, see Note 5, “Premises and Equipment,” and Note 14, “Commitments and Contingent Liabilities.” The following table sets forth certain information regarding the Bank's branch offices, as of December 31, 2005:

Number of
Banking
County	Offices
Fairfield	9
Litchfield	9
New Haven	2
Total	20

Item 3.	LEGAL PROCEEDINGS

NewMil and its subsidiaries are defendants in routine proceedings arising out of, and incidental to, activities conducted in the normal course of business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 During the quarter ended December 31, 2005, no matter was submitted to a vote of the shareholders of NewMil.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

For the information required by this item see "Annual Financial Data (unaudited)” in Note 17, “Selected Annual Consolidated Financial Data” and in NewMil’s Proxy Statement dated March 24, 2006 for the Annual Meeting of Shareholders, under the “Executive Compensation - Equity Compensation Plan Information as of December 31, 2005”. For a discussion of NewMil's dividend policy and restrictions on dividends see "Management Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Dividend Restrictions”.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth NewMil's consolidated financial and other data at the dates and for the periods indicated. This data has been derived from NewMil's audited consolidated financial statements. The results as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except ratios and per share amounts)

		At or for the years ended
		December 31,
	2005	2004	2003	2002	2001
Statement of Income
Interest & dividend income	$40,236	$35,418	$35,131	$36,433	$37,648
Interest expense	14,324	9,515	10,588	13,356	16,631
Net interest income	25,912	25,903	24,543	23,077	21,017
Provision (credit) for loan losses	(135)	-	-	-	-
Non-interest income:
Service fees and other	3,734	3,758	3,502	3,214	2,652
Gain on sale of fixed asset	334	-	-	-	-
Gains on sales of loans, net	187	185	357	574	406
Gain on sale of securities, net	-	-	27	-	-
Gain (loss) on sales of OREO	65	-	-	(43)	-
Non-interest expense	17,732	17,490	17,455	16,850	15,291
Income before income taxes	12,635	12,356	10,974	9,972	8,784
Income tax provision	3,718	3,909	3,446	3,122	3,158
Net income	8,917	8,447	7,528	6,850	5,626

Financial Condition
Total assets	$872,991	$744,599	$704,042	$661,595	$607,026
Loans, net	492,763	476,660	449,651	347,215	340,368
Allowance for loan losses	4,949	5,048	5,198	5,250	5,502
Securities	322,343	216,558	199,101	197,661	212,408
Deposits	615,995	587,010	558,168	548,806	476,116
FHLB advances and other	189,757	88,801	79,564	52,469	73,323
Long-term debt	9,866	9,806	9,746	-	-
Shareholders' equity	53,016	55,613	52,306	54,236	50,594
Non-performing assets	1,590	922	1,262	1,535	1,861

Per Share Data
Net income
Diluted	$2.10	$1.95	$1.73	$1.50	$1.21
Basic	2.14	2.01	1.82	1.59	1.26
Cash dividends	0.80	0.66	0.60	0.50	0.44
Book value	12.98	13.25	12.78	12.77	11.52

Statistical Data
Net interest margin (Fully Tax Equivalent)	3.52%	3.91%	3.97%	4.00%	4.10%
Efficiency ratio	58.65	58.60	61.40	62.82	63.51
Effective tax rate	29.43	31.64	31.40	31.31	35.95
Return on average assets	1.11	1.18	1.11	1.08	1.01
Return on average shareholders' equity	16.40	15.59	14.38	13.03	11.42
Dividend payout ratio	37.38	32.84	32.97	31.45	34.92
Allowance for loan losses to total loans	0.99	1.05	1.14	1.49	1.59
Non-performing assets to total assets	0.18	0.12	0.18	0.23	0.31
Tier 1 leverage capital	6.81	7.79	7.39	6.13	6.56
Total risk-based capital	13.09	14.40	13.23	12.14	12.18
Average shareholders' equity
to average assets	6.75	7.55	7.71	8.22	8.83
Weighted average equivalent
shares outstanding, diluted	4,238	4,327	4,348	4,555	4,639
Shares outstanding at end of period
(excluding Treasury stock)	4,086	4,197	4,093	4,235	4,391

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

NewMil, a Delaware corporation, is a bank holding company for NewMil Bank, a Connecticut-chartered and FDIC insured savings bank headquartered in New Milford, Connecticut. NewMil's principal business consists of the business of the Bank. The Bank is engaged in customary banking activities, including general deposit taking and lending activities, and conducts its business from 20 full-service offices in Connecticut's Litchfield, Fairfield and New Haven Counties. NewMil and the Bank were formed in 1987 and 1858, respectively.

Cautionary Statement

This Annual Report on Form 10-K contains and incorporates by reference statements relating to future results of NewMil that are considered “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to, among other things, expectations concerning loan demand, growth and performance, simulated changes in interest rates and the adequacy of our allowance for loan losses.  Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in political and economic conditions, interest rate fluctuations, competitive product and pricing pressures within the Bank’s markets, equity and fixed income market fluctuations, personal and corporate customers’ bankruptcies, inflation, acquisitions and integrations of acquired businesses, technological changes, changes in law and regulations, changes in fiscal, monetary, regulatory and tax policies, monetary fluctuations, success in gaining  regulatory approvals when required as well as other risks and uncertainties reported from time to time in NewMil’s filings with the SEC.

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

The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “Provision and Allowance for Loan Losses” section of Management’s Discussion and Analysis.

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

OVERVIEW

Diluted earnings per share increased 8% to a record level of $2.10 for 2005, compared to $1.95 for 2004. Net income increased 6% to $8.9 million for 2005 from $8.4 million in 2004. The increase was achieved through a variety of factors, the most important of which was a $90.9 million increase in average earning assets, which outpaced a 39 basis point decrease in the fully taxable equivalent (“FTE”) net interest margin to 3.52%, compared with 3.91% for 2004. The decrease in FTE net interest margin was caused by the gradual flattening of the Treasury yield curve during 2005, reduced spreads on new loans and investments, a change in the mix of earning assets and the rise in short-term borrowing costs. FTE net interest income increased $595,000 in 2005. Service fees and other income were essentially unchanged in 2005 versus 2004. Non-interest income for 2005 also included gains from sales of surplus real estate and OREO. Non-interest expense increased 1.4% to $17.7 million for 2005, when compared with 2004, primarily due to higher salaries, occupancy and equipment expenses offset by lower bonus, marketing and professional services expenses. The efficiency ratio averaged 58.65% for 2005, unchanged from 2004. Credit quality remained strong throughout 2005, with nonperforming assets representing only 18 basis points of total assets at December 31, 2005.

Deposits grew $29.0 million in 2005, to $616.0 million at December 31, 2005. At December 31, 2005, book value and tangible book value per common share were $12.98 and $10.99, respectively, and Tier 1 leverage and total risk-based capital ratios were 6.81% and 13.09%, respectively. The return on average shareholders’ equity increased to 16.40% for 2005, up from 15.59% for 2004.

The following discussion and analysis of NewMil's consolidated results of operations should be read in conjunction with the Consolidated Financial Statements and footnotes.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2005 and 2004

Analysis of Net Interest and Dividend Income (FTE)

Fully taxable equivalent (FTE) net interest income increased $0.6 million to $26.7 million for 2005 over 2004. This resulted from a $90.9 million, or 13.6%, increase in average earning assets, offset by a 39 basis point decrease in the net interest margin to 3.52%. The increase in earning assets was due to internal growth.

The FTE net interest margin decreased 39 basis points to 3.52% for 2005 from 3.91% for 2004. The decrease in the net interest margin resulted primarily from the gradual flattening of the Treasury yield curve during 2005, a tightening in spreads on new loans and securities as a result of an intensely competitive market, an increase in the mix of securities in relation to total earning assets and the rise in short term borrowing costs. To a lesser extent the change was also effected by other changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates and the impact of asset and liability re-pricing during 2005 as compared with 2004. During 2005, the Federal Open Market Committee of the Federal Reserve Board raised the overnight Federal Funds Target Rate eight times or 200 basis points to 4.25% from 2.25% while the yield on the five-year US Treasury Note only increased by 74 basis points.

Years ended December 31,	Average balance		Income/expense		Average yield/rate
(dollars in thousands)	2005	2004	2005	2004	2005	2004
Loans(a)	$491,143	$473,110	$28,568	$26,117	5.82%	5.52%
Mortgage backed securities(b)	178,559	97,178	8,198	4,730	4.59	4.87
Other securities(b)(c)(d)	90,519	98,986	4,302	4,817	4.75	4.87
Total earning assets	760,221	669,274	41,068	35,664	5.40	5.33
Other assets	45,649	48,444
Total assets	$805,870	$717,718

NOW accounts	$81,067	$80,786	174	222	0.21	0.27
Money market accounts	148,800	154,329	2,082	1,557	1.40	1.01
Savings and other	83,505	85,485	519	576	0.62	0.67
Certificates of deposit	213,548	192,123	6,262	4,374	2.93	2.28
Total interest-bearing deposits	526,920	512,723	9,037	6,729	1.72	1.31
FHLB advances and other	140,120	78,896	4,587	2,086	3.27	2.64
Long-term debt	9,835	9,776	700	700	7.12	7.16
Total interest-bearing funds	676,875	601,395	14,324	9,515	2.12	1.58
Demand deposits	71,004	58,020
Other liabilities	3,612	4,118
Shareholders' equity	54,379	54,185
Total liabilities and
shareholders' equity	$805,870	$717,718

Net interest income			$26,744	$26,149

Spread on interest-bearing funds					3.28	3.75
Net interest margin (e)					3.52	3.91
(a)	Includes non-accrual loans.
(b)	Average balances of investments are based on historical cost.
(c)	Includes interest-bearing deposits in other banks and federal funds sold.
(d)	Includes tax benefits of $832,000 and $246,000, respectively for periods 2005 and 2004 on tax-exempt securities whose income and yields are calculated on an FTE basis.
(e)	FTE net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Years ended December 31,	2005 versus 2004
(in thousands)	Change in interest due to
	Volume(1)	Rate(1)	Net
Interest-earning assets:
Loans	$1,018	$1,433	$2,451
Mortgage backed securities	3,751	(283)	3,468
Other securities	(404)	(111)	(515)
Total	4,365	1,039	5,404
Interest-bearing liabilities:
Deposits	191	2,117	2,308
FHLB advances and other	1,914	587	2,501
Long-term debt	4	(4)	-
Total	2,109	2,700	4,809
Net change to interest income	$2,256	$(1,661)	$595
(1)	Changes attributable to rate/volume are allocated proportionately to both rate and volume.

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

Interest Income (FTE)

Total interest and dividend income increased $5.4 million, or 15.2%, to $41.1 million in 2005. Loan income increased $2.5 million, or 9.4%, primarily as a result of an $18.0 million increase in average loans and by higher average yields during the year. The increase in the average loan yield, up 30 basis points, was caused by higher interest rates in 2005 and their effect on loan re-pricing and loan re-financing activity, and from a slight change in portfolio mix resulting from growth in commercial loans.

Investment income increased $3.0 million, or 30.9%, in 2005, as a result of higher average volume offset somewhat by lower yields due to portfolio re-pricing and changes in portfolio mix versus 2004. Average securities increased $72.9 million, or 37.2%.

Interest Expense

Interest expense increased $4.8 million, or 50.5%, to $14.3 million in 2005 as a result of increases in interest rates paid and higher average interest bearing deposits and average borrowings. Deposit expense increased $2.3 million, or 34.3%, as a result of higher deposit rates paid and by an increase in average deposit volume and changes in deposit mix. Average interest-bearing deposits increased $14.2 million, or 2.8%, due to internal growth. Average NOW and certificates of deposit accounts increased $0.3 million and $21.4 million, respectively, while average money market and savings accounts decreased $5.5 million and $2.0 million, respectively. The average cost of interest-bearing deposits increased 41 basis points to 1.72%. Interest expense on FHLB borrowings and other borrowings increased $2.5 million as a result of higher average borrowings, up $61.2 million, and a rise in borrowing rates, up 63 basis points to 3.27% over 2004.

Provision and Allowance for Loan Losses

NewMil recorded a negative provision of $135,000 for loan losses in 2005, compared with no provision for loan losses in 2004. The negative provision resulted from a loan loss recovery of $135,000 related to a previously charged-off loan. As a result of the allowance being adequate prior to the 2005 large recovery, NewMil recorded the negative provision to maintain the allowance for loan losses at its previous level. During the past several years, NewMil has experienced an improvement in loan quality and a decline in loan losses, which have averaged less than 1% on an annual basis, each of the past three years. These factors, offset by loan portfolio growth, have enabled NewMil to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the year. NewMil recorded no provision for loan losses in 2004, 2003, 2002 and in 2001 and made a negative provision for loan losses of $391,000 in 2000, due to a $416,000 recovery from a previously charged off loan.

The following table sets forth changes in the allowance for loan losses and other selected statistics:

	Years ended December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Balance, beginning of period	$5,048	$5,198	$5,250	$5,502	$5,518
Provision (negative provision)
for loan losses	(135)	-	-	-	-
Charge-offs:
Real estate mortgages	-	-	-	152	58
Commercial & industrial	47	105	32	283	1
Consumer loans	96	78	45	40	15
Total charge-offs	143	183	77	475	74
Recoveries:
Real estate mortgages	144	1	1	178	18
Commercial & industrial	-	12	-	40	20
Consumer loans	35	20	24	5	20
Total recoveries	179	33	25	223	58
Net charge-offs (recoveries)	(36)	150	52	252	16
Balance, end of period	$4,949	$5,048	$5,198	$5,250	$5,502
Ratio of allowance for loan losses:
to non-performing loans	311.26%	547.51%	411.89%	342.02%	315.30%
to total gross loans	0.99	1.05	1.14	1.49	1.59
Loan loss provision (recoveries)
to average loans	-	-	-	-	-
Ratio of net charge-offs (recoveries) to
average loans outstanding	-	-	-	0.1	-

The following table provides a summary of loan loss provision and net charge-off data activity since 1991.

						Six months
		Year ended				ended	Fiscal	Fiscal
		December 31,				December 31,	years(a)	years(a)
(dollars in thousands)	2005	2004	2003	2002	2001	2000	1995-2000	1991-1994
Average loans	$491,143	$473,110	$420,903	$344,447	$344,738	$262,761	$174,016	$145,103
Provision
(Negative provision)
for loan losses	(135)	-	-	-	-	(416)	1,080	16,544
(Charge-offs) recoveries, net	36	(150)	(52)	(252)	(16)	372	(1,348)	(12,659)
Ratios of (annualized):
Net charge-offs (recoveries)
to average loans	(0.01)%	0.03%	0.01%	0.07%	0.00%	(0.14)%	0.13%	2.18%
Loan loss provision
(negative provision)
to average loans	(0.03)	0.00	0.00	0.00	0.00	(0.16)	0.10	2.85
Loan loss provision to net
charge-offs	375.00	0.00	0.00	0.00	0.00	111.83	(80.12)	130.69

(a)	Fiscal years ended June 30th.

During the period from 1995 to 2002 an improving economic climate and prudent credit risk management resulted in a significant decline in net charge-offs, as compared with the period from 1991 to 1994, during which time many of NewMil's borrowers experienced financial difficulties. Excluding the loan loss recovery of $135,000 and the related negative provision, NewMil’s 2005 other net charge-offs were $99,000, compared to $150,000 for 2004, $52,000 for 2003, $252,000 for 2002 and $16,000 for 2001. During the preceding six and one half fiscal years, from 1995 through 2000, net charge-offs averaged $150,000 annually (adjusted for a $372,000 net recovery during the six months ended December 31, 2000) as compared to $3,165,000 annually for fiscal years 1991 through 1994. Due to the large losses and high level of non-performing assets through and as of June 30, 1994 the allowance for loan losses at that date was $5,246,000. Over the next six years the provision was $268,000 less than charge-offs. During the period from 2001 through 2005 net charge-offs totaled $434,000 and, other than the negative provision in 2005, there were no provisions for loan losses.

The following table provides a comparison of allowance for loan losses and non-performing assets data for 2005 with historical data from 2000-to-2004, 1994, and 1990-to-1991, which demonstrates the wide fluctuation in non-performing assets and net charge-offs over these periods.

			December 31,				June 30,
(dollars in thousands)	2005	2004	2003	2002	2001	2000	1994	1991	1990
Loans, net	$492,763	$476,660	$449,651	$347,215	$340,368	$223,734	$141,775	$152,973	$160,319
Allowance for loan losses	4,949	5,048	5,198	5,250	5,502	4,978	5,246	4,006	1,361
Non-performing assets	1,590	922	1,262	1,535	1,861	1,218	13,685	21,824	17,341
Non-performing loans	1,590	922	1,262	1,535	1,745	852	8,704	20,047	16,648
Ratio of allowance
to gross loans	0.99%	1.05%	1.14%	1.49%	1.59%	2.18%	3.57%	2.55%	0.84%
Ratio of non-performing
assets to gross loans	0.32	0.19	0.28	0.44	0.50	0.53	9.31	13.90	10.73

Loan growth in 2005 was concentrated primarily in commercial mortgages, home equity credit and commercial and industrial loans. Net charge-offs as a percent of average loans were negligible, and non-performing loans remained stable and at a historically low level. As a result of gross loan growth of $16.1 million in 2005, the ratio of the allowance for loan losses to total loans declined to 0.99% from 1.05% at December 31, 2004, 1.14% at December 31, 2003, 1.49% at December 31, 2002, 1.59% at December 31, 2001 and 2.18% at June 30, 2000. Similarly, NewMil’s ratio of non-performing assets to total gross loans continued to remain at historically low levels, at 0.32% as of December 31, 2005, compared with 0.19% at December 31, 2004, 0.28% at December 31, 2003, 0.44% at December 31, 2002, 0.50% at December 31, 2001 and 0.37% at June 30, 2000. The ratio of past due loans (including non-performing loans) to total loans also remained low at 0.85% as of December 31, 2005 compared with 0.61% at December 31, 2004, 0.76% at December 31, 2003 and 0.99% at December 31, 2002. The ratio of past due loans was 0.67% at December 31, 2001 and 0.97% at June 30, 2000. For additional discussion on loan quality see "Non-performing Assets".

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

	December 31, 2005		December 31, 2004		December 31, 2003
(dollars in thousands)	Allowance	Loans(a)	Allowance	Loans(a)	Allowance	Loans(a)
Real Estate Mortgages
Residential 1-to-4 family	$416	59.0%	$619	61.6%	$639	62.2%
Residential 5-or-more family	141	1.2	208	1.4	303	1.8
Commercial	3,020	26.3	2,823	24.5	3,102	24.8
Land & land development	181	0.7	160	0.7	193	0.6
Home equity credit	60	7.6	77	7.2	76	6.6
Total mortgage loans	3,818	94.8	3,887	95.4	4,313	96.0
Commercial & industrial	717	4.9	878	4.2	858	3.5
Installment & other	11	0.3	13	0.4	21	0.5
General unallocated	403	-	270	-	6	-
Total allowance	$4,949	100.0%	$5,048	100.0%	$5,198	100.0%

(a)	Percent of loans in each category to total loans.

	December 31, 2002		December 31, 2001		December 31, 2000
(dollars in thousands)	Allowance	Loans(a)	Allowance	Loans(a)	Allowance	Loans(a)
Real Estate Mortgages
Residential 1-to-4 family	$843	56.0%	$824	52.2%	$942	55.6%
Residential 5-or-more family	420	2.8	790	4.2	477	5.8
Commercial	2,540	27.8	1,740	23.8	2,145	18.6
Land & land development	102	0.6	196	0.9	319	1.0
Home equity credit	582	8.1	576	9.4	604	7.1
Total mortgage loans	4,487	95.3	4,126	90.5	4,487	88.1
Commercial & industrial	694	4.1	796	8.6	609	10.8
Installment	36	0.2	46	0.3	42	0.6
Collateral	-	0.4	-	0.6	19	0.5
General unallocated	33	-	534	-	361	-
Total allowance	$5,250	100.0%	$5,502	100.0%	$5,518	100.0%

(a)	Percent of loans in each category to total loans.

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at December 31, 2005.

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

During 2002 management refined its distribution process for allocating reserves. This refinement resulted in an increased distribution of reserves to those portions of the portfolio from that which was previously categorized as general unallocated. Due to favorable market conditions and commercial collateral valuation appreciation arising from regional economic activities during 2004 and 2005, management updated its valuations of loan reserves in 2005, factored with improved credit quality of criticized and classified loans, this resulted in an increase in the general unallocated portion of the allowance for loan losses at December 31, 2005. Management also determined, based on its review of all components of the Bank’s loan portfolio, economic data, industry trends and other factors, that the remaining general unallocated portion of the allowance for loan losses was adequate at December 31, 2005.

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

Non-Interest Income

Non-interest income increased $377,000, in 2005, due primarily to gains from the sale of a fixed asset and an OREO property. The principal categories of non-interest income are as follows:

	Years ended December 31,
(dollars in thousands)	2005	2004	Change
Service charges on deposit accounts	$2,972	$2,968	$4	0.1%
Gains on sales of mortgage loans, net	187	185	2	1.1
Gain on sale of fixed asset	334	-	334	100.0
Gain on sale of OREO	65	-	65	100.0
Loan servicing fees	28	34	(6)	(17.6)
Increase in cash surrender value of bank-owned
life insurance	396	396	-	-
Other	338	360	(22)	(6.1)
Total non-interest income	$4,320	$3,943	$377	9.6%

Fees from service charges on deposit accounts were substantially unchanged in 2005 over 2004 as the benefit from account growth and increased fees from services such as over draft protection was offset by a migration of fee based deposit accounts to “maintenance free service charge” based checking and savings accounts. During 2005 gains from sales of residential mortgage loans increased slightly due to improved loan pricing, while volume decreased somewhat to $10.3 million in 2005 compared with $10.8 million in 2004. Loans originated for sale are pre-arranged on an individual loan basis at commitment and are sold servicing released. The gain of $334,000 was realized from the sale of surplus land adjacent to a branch office. The decrease in loan servicing fees in 2005 results from portfolio run-off. NewMil did not originate or acquire any loan servicing assets during 2005. The decrease in other non-interest income in 2005 was primarily due to lower commissions received on official checks and money orders. The Bank began clearing its own official checks and money orders in-house in 2004, which had the effect of replacing commission income with an increase in deposit balances.

Operating Expenses

Operating expenses increased $0.2 million, or 1.4%, in 2005. In August 2005 NewMil extended its presence into Fairfield County by opening its 20th full-service branch office, in the town of Shelton, Connecticut. Earlier in 2005 NewMil converted a previously acquired property in down-town New Milford by adding two drive-up ATMs to enhance customer service.

The principal categories of operating expenses are as follows:

	Years ended December 31,
(dollars in thousands)	2005	2004	Change
Salaries	$8,761	$8,456	$305	3.6%
Employee benefits	1,197	1,088	109	10.0
Occupancy	1,722	1,603	119	7.4
Equipment	1,451	1,348	103	7.4
Marketing	296	550	(254)	(46.2)
Professional, collection and OREO	796	919	(123)	(13.4)
Amortization of intangible assets	147	196	(49)	(25.0)
Other operating	3,362	3,330	32	1.0
Total operating expenses	$17,732	$17,490	$242	1.4%

The increase in salaries expense, up 3.6% in 2005, was primarily due to year over year salary increases, additions to staff resulting from the opening of NewMil’s branch in Shelton, and from a decrease in the amount of salary expense deferred as loan origination expense due to lower loan origination activity, offset somewhat by a decrease in total incentive compensation and a slight decrease in residential mortgage origination commission expense. The increase in employee benefits expense, up 10.0% in 2005, was almost entirely associated with a 13.6% increase in the cost of providing health benefits plans, while the cost of providing 401(k) Plan and other post retirement benefits increased 3.7%. The increase in occupancy expense, up 7.4% in 2005, is due to increases in utilities and rent, mostly associated with the opening of the Shelton branch, and facilities maintenance expense, offset in part by a slight decrease in depreciation expense. The increase in equipment expense, up 7.4% in 2005, was due primarily to increases in expenses associated with NewMil’s in-house core processing system, including software maintenance service contracts and the depreciation of capitalized software licenses, and to operating and maintaining all other equipment throughout NewMil’s branch network, including the addition of the new Shelton branch and New Milford drive-through facilities. NewMil cut back on marketing programs and activities, down 46.2% in 2005, reducing the frequency and scope of its advertising campaigns, in part to cushion the decline in net interest margin as discussed above. The decrease in professional fees, down 13.4% in 2005, was due to a decline in fees for outside services, primarily related to fee income and cost reduction initiatives in the prior year, and to lower collection expenses in 2005, offset in part by a 14.5% increase in fees for internal and external audit, and accounting services necessitated by the Sarbanes-Oxley Act of 2002. The decline in amortization expense for intangible assets was due to lower scheduled amortization of core deposit intangibles arising from the Nutmeg Federal acquisition in November 2000, of which 87% has been amortized as of December 31, 2005. The increase in other operating expense, up 1.0% in 2005, resulted from normal year-over-year cost increases in various other operating expense line items. This expense category includes outside services for item processing and statement rendering, electronic bill paying services, ATM and debit card network charges, voice and data telecommunications, directors fees, postage, printing, office supplies, correspondent bank services and a host of other operating expenses line items.

Income Taxes

Net income for 2005 included an income tax provision of $3.7 million representing a 29.4% effective tax rate, compared with a 2004 income tax provision of $3.9 million, representing a 31.6% effective tax rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters. During 2005 NewMil increased its holdings of tax-exempt municipal bonds and purchased auction rate preferred stock, which lowered the effective tax rate. For further information on income taxes see Note 8 of Notes to Consolidated Financial Statements.

Comparison of the Years Ended December 31, 2004 and 2003

Analysis of Net Interest and Dividend Income (FTE)

Fully taxable equivalent net interest income increased $1.4 million, or 5.5%, to $26.1 million in 2004. This resulted from a $45.2 million increase in average earning assets, offset slightly by 6 basis point decrease in the net interest margin to 3.91%. The increase in earning assets is due primarily to internal growth. The decrease in the margin was due mostly to the effects of lower market interest rates during 2004 as compared with 2003 and to changes in deposit pricing and balance sheet mix. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds.

Years ended December 31,	Average balance		Income/expense		Average yield/rate
(dollars in thousands)	2004	2003	2004	2003	2004	2003
Loans(a)	$473,110	$420,903	$26,117	$25,224	5.52%	5.99%
Mortgage backed securities(b)	97,178	64,965	4,730	3,964	4.87	6.10
Other securities(b)(c)(d)	98,986	138,188	4,817	6,189	4.87	4.48
Total earning assets	669,274	624,056	35,664	35,377	5.33	5.67
Other assets	48,444	55,354
Total assets	$717,718	$679,410

NOW accounts	$80,786	$75,446	222	203	0.27	0.27
Money market accounts	154,329	151,567	1,557	1,874	1.01	1.24
Savings and other	85,485	83,454	576	713	0.67	0.85
Certificates of deposit	192,123	199,293	4,374	5,217	2.28	2.62
Total interest-bearing deposits	512,723	509,760	6,729	8,007	1.31	1.57
FHLB advances & other	78,896	58,730	2,086	2,046	2.64	3.48
Long term debt	9,776	7,485	700	535	7.16	7.15
Total interest-bearing funds	601,395	575,975	9,515	10,588	1.58	1.84
Demand deposits	58,020	44,670
Other liabilities	4,118	6,404
Shareholders' equity	54,185	52,361
Total liabilities and
shareholders' equity	$717,718	$679,410

Net interest income			$26,149	$24,789
Spread on interest-bearing funds					3.75	3.83
Net interest margin (e)					3.91	3.97
(a)	Includes non-accrual loans.
(b)	Average balances of investments are based on historical cost.
(c)	Includes interest-bearing deposits in other banks and federal funds sold.
(d)	Includes tax benefits of $246,000 and $246,000, respectively for periods 2004 and 2003 on tax-exempt securities whose income and yields are calculated on an FTE basis.
(e)	FTE net interest income divided by average interest-earning assets.

The following table sets forth the changes in interest due to volume and rate.

Years ended December 31,	2004 versus 2003
(in thousands)	Change in interest due to
	Volume(1)	Rate(1)	Net
Interest-earning assets:
Loans	$2,978	$(2,085)	$893
Mortgage backed securities	1,683	(917)	766
Other securities	(1,872)	500	(1,372)
Total	2,789	(2,502)	287
Interest-bearing liabilities:
Deposits	46	(1,324)	(1,278)
FHLB advances & other	603	(563)	40
Long term debt	164	1	165
Total	813	(1,886)	(1,073)
Net change to interest income	$1,976	$(616)	$1,360
(1)	Changes attributable to rate/volume are allocated proportionately to both rate and volume.

Interest Income (FTE)

Total interest and dividend income increased $287,000, or 0.8%, to $35.7 million in 2004. Loan income increased $0.9 million, or 3.5%, primarily as a result of a $52.2 million increase in average loans offset partially by lower average yields during the year. The decrease in average loan yield, down 47 basis points, was due to lower market interest rates in 2004 and changes in portfolio mix. Investment income decreased $0.6 million, or 6.0%, in 2004 as a result of lower average yields and volume. Average securities decreased $7.0 million, or 3.4%. The decrease in average investment yield, down 13 basis points, was due to lower reinvestment yields during 2004 and changes in portfolio mix.

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

Provision and Allowance for Loan Losses

NewMil made no provision for loan losses in 2004 or 2003. During 2004 NewMil achieved loan growth, before allowance and deferred fees/costs, of $26.6 million. Loan growth was concentrated primarily in 1-4 family residential mortgages, commercial mortgages and commercial and industrial loans. Net charge-offs as a percent of average loans were negligible, and non-performing loans remained stable and at a historically low level. Consequently, for 2004 the ratio of NewMil’s allowance for loan losses to total loans declined to 1.05% from 1.14% at December 31, 2003. Similarly, NewMil’s ratio of non-performing loans to total gross loans continued to remain historically low, and actually declined to 0.19% at December 31, 2004, compared to 0.28% at December 31, 2003. The ratio of past due loans (including non-performing loans) to total loans declined to 0.61% at December 31, 2004 when compared with 0.76% at December 31, 2003.

Non-Interest Income

Non-interest income increased $57,000 in 2004 due primarily to an increase in deposit account service charge revenues precipitated by internal growth. The principal categories of non-interest income are as follows:
	Years ended December 31,
(dollars in thousands)	2004	2003	Change
Service charges on deposit accounts	$2,968	$2,605	$363	13.9%
Gains on sales of mortgage loans, net	185	357	(172)	(48.2)
Loan servicing fees	34	64	(30)	(46.9)
Increase in cash surrender value of bank owned
life insurance	396	443	(47)	(10.6)
Other	360	417	(57)	(13.7)
Total non-interest income	$3,943	$3,886	$57	1.5%

The increase in service charges on deposit accounts in 2004 reflected increased transaction volume resulting from growth in transaction deposit accounts and an increase in the fee schedule during the 2004 period. During 2004 gains from sales of residential mortgage loans decreased by $172,000 due to decreased loan sales, $10.8 million in 2004 compared with $20.8 million in 2003. Loans originated for sale are pre-arranged on an individual loan basis at commitment and are sold servicing released. The decrease in loan servicing fees in 2004 resulted from portfolio run-off. NewMil did not acquire any loan servicing assets during 2004. The decline in the increase in the cash surrender values of bank owned life insurance was due to the effects of lower market interest rates during 2004 as compared with 2003. The decrease in other non-interest income in 2004 was primarily due to lower commissions earned from an outside party that process the Bank’s official checks and money orders. The Bank began clearing its own official checks and money orders in-house in 2004. This has the effect of replacing commission income with an increase in deposit balances.

Operating Expenses

Operating expenses increased $35,000, in 2004. The principal categories of operating expenses are as follows:

	Years ended December 31,
(dollars in thousands)	2004	2003	Change
Salaries	$8,456	$8,414	$42	0.5%
Employee benefits	1,088	1,177	(89)	(7.6)
Occupancy	1,603	1,622	(19)	(1.2)
Equipment	1,348	1,378	(30)	(2.2)
Marketing	550	421	129	30.6
Professional, collection and OREO	919	958	(39)	(4.1)
Amortization of intangible assets	196	244	(48)	(19.7)
Other operating	3,330	3,241	89	2.7
Total operating expenses	$17,490	$17,455	$35	0.2%

The increase in salaries expense in 2004 was primarily due to year over year salary increases and lower deferred loan origination expense attributable to lower loan origination activity, offset somewhat by decreased residential mortgage commissions expense, a decrease in payroll taxes and a lower accrued bonus expense. The decrease in employee benefits expense in 2004 resulted primarily from a $91,000 increase in the benefit from the recognition of net periodic pension income, due to the increase in the funded status in 2004 of NewMil's frozen defined benefit pension plan, attributable to the increase in the market value of the plan’s assets and, to a lesser extent, offset by changes in discount rate assumption. Also contributing were lower costs related to health benefits primarily attributable to a lesser number of employees covered during the 2004 period, offset somewhat by higher supplemental retirement costs and slightly higher employee 401(k) contributions due to an increase in the number of participants in the 2004 period. The decrease in occupancy expense was due to mostly to a decrease in building maintenance and repairs, offset partially by increased rent, utilities and other occupancy costs. Equipment expense decreased due to a decline in computer hardware, software, furniture and equipment depreciation expense during the 2004 period, offset somewhat by higher maintenance contracts on equipment and computer hardware and software. Marketing expense increased as a result of higher deposit advertising campaigns during 2004. Professional fees decreased during 2004 due primarily to a decline in consulting engagements from the 2003 period that included cost control and fee income initiatives that exceeded increases related to audit, accounting expense, legal and other professional collection costs. The decline in amortization expense for intangible assets was due to lower scheduled amortization of core deposit intangibles arising from the Nutmeg acquisition in November 2000. The increase in other operating expense was due to a greater extent to costs related from printing, telecommunications, ATM expense, franchise taxes and to increases in various other operating expense line items.

Income Taxes

Net income for 2004 included an income tax provision of $3.9 million, representing a 31.6% effective tax rate, compared with a 2003 income tax provision of $3.4 million, representing a 31.4% effective tax rate. The difference between the effective tax rate and the 34% federal statutory rate was due to tax-exempt income and other related matters.

FINANCIAL CONDITION

Overview

During 2005 total assets grew $128.4 million, or 17.2%, to $873.0 million. The increase resulted from a $16.1 million increase in net loans to $492.8 million and a $105.8 million increase in securities. Deposits increased $29.0 million, retail repurchase agreements increased $2.3 million and Federal Home Loan Bank advances increased $98.6 million. Non-performing assets remain at a very low level, in historical terms, measured as a percentage of total assets. As of December 31, 2005 non-performing assets were $1.6 million, or 0.18% of total assets, compared with $0.9 million, or 0.12% of total assets at December 31, 2004.

Book value per share was $12.98 at December 31, 2005, after paying cash dividends of $3.3 million, or $0.80 cents per share, representing 37.0% of net income. At December 31, 2005, NewMil’s Tier 1 leverage and total risk-based capital ratios were 6.81% and 13.09%, respectively, and NewMil was "well capitalized" as defined by the Federal Reserve Board.

Securities & Overnight Federal Funds Sold

During 2005, securities increased $105.8 million to $322.3 million, due to security purchases of $210.5 million, offset in part by repayments and maturities of $99.4 million, a $5.0 million change in unrealized securities holding losses on available-for-sale securities and premium amortization. The principal categories of securities are as follows (including both available-for-sale and held-to-maturity):

			December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
U.S. Government agency notes	$24,552	$44,900	$61,359	$47,672	$21,151
Corporate Bonds	-	11,166	37,110	39,175	38,803
Municipal bonds	49,374	10,093	10,311	10,777	11,036
Mortgage backed securities	219,294	140,366	75,729	88,757	116,792
Collateralized mortgage obligations	8,636	4,802	10,536	7,427	20,877
Auction rate preferred stock	10,599	-	-	-	-
Federal Home Loan Bank
stock and other	9,888	5,231	4,056	3,853	3,749
Total securities	$322,343	$216,558	$199,101	$197,661	$212,408

Securities purchases in 2005 totaled $210.5 million, up 106.6% from $101.9 million in 2004. Purchases in 2005 included $121.8 million of mortgage backed securities, $41.1 million of bank qualified tax exempt municipal bonds, $5.0 million of collateralized mortgage obligations, $38.0 million of auction rate preferred stock and $4.7 million of Federal Home Loan Bank capital stock and other securities. Purchases in 2004 included $90.7 million of mortgage backed securities, $10.0 million of government agency bonds and $1.2 million of Federal Home Loan Bank capital stock and other securities.

Securities maturities and repayments in 2005 totaled $99.4 million, up $18.5 million, or 22.9% from $80.9 million in 2004. Maturities and repayments in 2005 included $32.1 million in agency, corporate and municipal bonds, $27.4 million in 49-day and 90-day auction rate preferred stock, and $39.9 million in mortgage backed securities and CMOs.

At December 31, 2005, the portfolio had a projected weighted average duration and life of 5.0 years and 5.8 years, respectively, based on median projected prepayment speeds at current interest rates, compared with 2.6 years and 3.7 years, respectively, at December 31, 2004. At December 31, 2005, securities totaling $311.9 million, or 96.8%, were classified as available-for-sale and securities totaling $10.5 million, or 3.2%, were classified as held-to-maturity.

NewMil’s exposure to credit risk in its securities portfolio is negligible. All NewMil’s auction rate preferred stock holdings are investment grade and have Dutch-auction repricing frequencies of either 49-days or 90-days.

The composition, maturity distribution and weighted average yields of securities available-for-sale are as follows:

(dollars in thousands)	Carrying	Market	Tax
December 31, 2005	Value	Value	Equivalent Yield
U.S. Government agency notes
Within 1 year	$14,805	$14,805	2.83%
After 1 year but within 5 years	9,747	9,747	3.16
Municipal Bonds
After 1 year but within 5 years	146	146	5.89
After 5 years but within 10 years	1,277	1,277	5.18
After 10 years but within 15 years	29,366	29,366	5.48
After 15 years	9,578	9,578	5.83
Auction rate preferred stock	10,599	10,599	3.40
Mortgage backed securities	217,831	217,831	4.82
Collateralized mortgage obligations	8,636	8,636	4.64
Federal Home Loan Bank stock and other	9,888	9,888	3.90
Total securities available-for-sale	$311,873	$311,873	4.69%

December 31, 2004
U.S. Government agency notes
Within 1 year	$20,072	$20,072	4.72%
After 1 year but within 5 years	24,828	24,828	2.97
Corporate bonds
Within 1 year	11,166	11,166	7.17
Mortgage backed securities	138,146	138,146	4.68
Collateralized mortgage obligations	4,658	4,658	4.32
Federal Home Loan Bank stock and other	5,231	5,231	2.39
Total securities available-for-sale	$204,101	$204,101	4.54%

December 31, 2003
U.S. Government agency notes
Within 1 year	$20,431	$20,431	4.49%
After 1 year but within 5 years	40,928	40,928	3.87
Corporate Bonds
Within 1 year	25,321	25,321	6.67
After 1 year but within 5 years	11,789	11,789	7.32
Mortgage backed securities	72,117	72,117	5.30
Collateralized mortgage obligations	9,871	9,871	4.07
Federal Home Loan Bank stock and other	4,056	4,056	2.82
Total securities available-for-sale	$184,513	$184,513	5.07%

The composition, maturity distribution and weighted average yields of securities held-to-maturity are as follows:

(dollars in thousands)			Tax
	Carrying	Market	Equivalent
December 31, 2005	Value	Value	Yield
Municipal bonds
After 1 years but within 5 years	$451	$461	6.20%
After 5 years but within 10 years	5,463	5,565	5.83
After 10 years but within 15 years	3,093	3,139	6.02
Mortgage backed securities	1,463	1,512	6.64
Total securities held-to-maturity	$10,470	$10,677	6.02%

December 31, 2004
Municipal bonds
Within 1 year	$500	$500	3.79%
After 5 years but within 10 years	4,361	4,482	5.76
After 10 years but within 15 years	5,232	5,303	6.07
Mortgage backed securities	2,220	2,368	6.58
Collateralized mortgage obligations	144	147	3.52
Total securities held-to-maturity	$12,457	$12,800	5.93%

December 31, 2003
Municipal Bonds
After 1 year but within 5 years	$500	$505	3.99%
After 10 years but within 15 years	9,811	10,034	5.81
Mortgage backed securities	3,612	3,863	6.56
Collateralized mortgage obligations	665	680	3.71
Total securities held-to-maturity	$14,588	$15,082	5.07%

Loans

During 2005 net loans grew $16.1 million, or 3.4%, to $492.8 million. Loan originations, advances and loan purchases for portfolio totaled $165.4 million in 2005 down slightly from $169.2 million in 2004. Loan repayments were $149.3 million, up slightly from $142.2 in 2004. The ratio of net loans to assets decreased to 56.4% at December 31, 2005, compared with 64.0% at December 31, 2004. During 2005 NewMil originated and sold in the secondary market $10.3 million of residential mortgage loans, compared with $10.8 million during 2004. Loans originated for sale are pre-arranged on an individual loan basis at commitment and are sold servicing released.

NewMil’s Commercial Lending department specializes in lending to small and mid-size companies and professional practices and provides short-term and long-term financing, construction loans, commercial mortgages and property improvement loans. The department also works extensively with several government-assisted lending programs. Commercial loans, including commercial real-estate mortgages, C&I and land and land development, increased $17.1 million, or 12.1%, in 2005. Commercial loan originations and advances totaled $73.7 million in 2005, up $7.2 million, or 10.8%, from $66.5 million in 2004. The increase in originations and advances was achieved despite intense pricing competition. Commercial loan repayments were substantially unchanged in 2005 versus 2004.

NewMil’s Retail Lending department, in addition to traditional portfolio lending, originates loans for sale to the secondary market on a servicing-released basis, which enables NewMil to offer a comprehensive residential mortgage product line and earn gains from sales of such loans. The department also offers home equity loans and lines of credit and consumer installment loans. Residential mortgages, including 1-to-4 family and 5-or-more family, decreased slightly, by $3.9 million, or 1.3%, in 2005. Loan originations for portfolio were $53.2 million, up $3.9 million, or 7.9%, from $49.3 million in 2004. Loan repayments increased slightly, to $62.7 million in 2005 versus $ 62.1 million in 2004. Loan purchases from correspondents were $7.0 million in 2005, down from $26.5 million in 2004. Home equity lines and loans increased $3.2 million, or 9.4%, to $37.7 million in 2005.

The principal categories of the loan portfolio are as follows:

			December 31,
(in thousands)	2005	2004	2003	2002	2001
Real Estate Mortgages:
Residential 1-to-4 family	$293,468	$296,252	$282,766	$197,318	$180,513
Residential 5-or-more family	5,687	6,785	8,230	9,759	14,649
Commercial	130,716	117,915	112,673	98,035	82,422
Land & land development	3,443	3,197	2,890	2,080	2,998
Home equity credit	37,679	34,431	30,006	28,562	32,580
Total mortgage loans	470,993	458,580	436,565	335,754	313,162
Commercial and Industrial	24,491	20,471	15,663	14,364	29,922
Installment and other	1,658	1,949	2,213	2,466	3,089
Total loans, gross	497,142	481,000	454,441	352,584	346,173
Deferred loan origination fees and
purchase premium, net	570	708	408	(119)	(303)
Allowance for loan losses	(4,949)	(5,048)	(5,198)	(5,250)	(5,502)
Total loans, net	$492,763	$476,660	$449,651	$347,215	$340,368

The loan portfolio's forecasted maturity distribution is as follows:

December 31, 2005	Within	Within	After
(in thousands)	1 year	1-5 years	5 years	Total
Real Estate Mortgages:
Residential 1-to-4 family	$47,764	$147,589	$98,115	$293,468
Residential 5-or-more family	1,194	2,391	2,102	5,687
Commercial	27,951	51,372	51,393	130,716
Land & land development	2,018	1,425	-	3,443
Home equity credit	456	1,914	35,309	37,679
Total mortgage loans	79,383	204,691	186,919	470,993
Commercial and industrial	11,465	11,380	1,646	24,491
Installment and other	19	1,639	-	1,658
Total loans, gross	$90,867	$217,710	$188,565	$497,142

The amount of loans due after one year that have fixed interest rates and variable or adjustable interest rates are as follows:

December 31, 2005	Fixed	Adjustable
(in thousands)	interest rates	interest rates
Real Estate Mortgages:
Residential 1-to-4 family	$139,614	$106,090
Residential 5-or-more	878	3,615
Commercial	21,063	81,702
Land and land development	-	1,425
Home equity credit	3,623	33,600
Commercial and industrial	2,033	10,993
Installment and other	1,046	593
Total loans, gross	$168,257	$238,018

Non-Performing Assets

During 2005 non-performing assets increased $0.7 million to $1.6 million from $922,000 at December 31, 2004. Non-performing assets continue to remain at very low levels, at only 0.18% of total assets at December 31, 2005 compared with 0.12% at December 31, 2004. The low level of non-performing assets reflects NewMil's prudent credit policy and rigorous ongoing credit management process, and the favorable economic climate. The principal categories of non-performing assets are as follows:

			December 31,
(in thousands)	2005	2004	2003	2002	2001
Non-accruing loans	$289	$393	$451	$254	$985
Accruing loans past due
90 days or more	1,301	529	811	1,281	760
Accruing restructured loans	-	-	-	-	-
Total non-performing loans	1,590	922	1,262	1,535	1,745
OREO, net	-	-	-	-	116
Total non-performing assets	$1,590	$922	$1,262	$1,535	$1,861

Changes in non-performing assets are as follows:

	Year ended December 31,
(dollars in thousands)	2005	2004	2003	2002
Balance, beginning of period	$922	$1,262	$1,535	$1,861
Loans placed on non-accrual status	190	264	478	1,074
Non-accrual loan payments	(182)	(218)	(249)	(1,244)
Non-performing loans returned to
accrual status	(381)	(685)	(1,751)	(363)
Non-performing loan charge-offs	(44)	(105)	(32)	(436)
Change in accruing loans past
due 90 or more days, net	1,152	404	1,281	815
OREO returned to accrual loan status	-	-	-	-
Payments to improve OREO	6	-	-	-
Gross proceeds from OREO sales	(138)	-	-	(129)
Gain (loss) on OREO sales, net	65	-	-	(43)
Balance, end of period	$1,590	$922	$1,262	$1,535
Percent of total assets	0.18%	0.12%	0.18%	0.23%

Had non-accrual loans as of December 31, 2005, December 31, 2004, December 31, 2003, December 31, 2002 and December 31, 2001 been current in accordance with their original terms, gross interest income of $26,000, $21,000, $22,000, $16,000 and $95,000, respectively, would have been recorded in net income. The amount of interest on these loans that was included in income was $17,000, $5,000, $10,000, $6,000 and $65,000, respectively, for the five periods. Accruing loans past due 90 days or more at December 31, 2005 consist primarily of mortgage loans in the process of collection and where the collection of accrued interest is probable. NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets for sale all OREO properties. During 2005 one property was acquired as a result of NewMil’s collection activities and was sold realizing a gain of $65,000. No OREO was acquired or sold during 2004 or 2003. In 2002 NewMil realized net losses of $43,000 from the sale of OREO.

In addition to non-performing assets, at December 31, 2005 NewMil had $0.7 million of performing classified loans that are considered potential problem loans as compared to $1.2 million at December 31, 2004. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits

In 2005 deposits grew $29.0 million, or 4.9%, to $616.0 million, compared with deposit growth of $28.8 million, or 5.2%, in 2004, $9.4 million, or 1.7%, in 2003 and $72.7 million, or 15.3% in 2002. The 2005 deposit growth resulted from internal growth fueled by branch sales efforts and NewMil’s marketing campaigns, despite an intensely competitive market for deposits and challenging rate environment. NewMil’s new Shelton branch, opened in late August 2005, got off to a strong start and made a significant contribution to NewMil’s 2005 deposit growth. Contributing to 2002 deposit growth was an inflow of funds into the banking system from the equities markets following a period of negative returns in the equities markets, NewMil’s acquisition of Nutmeg in November 2000 and deposit run-off at adjacent competitor branches operated by large regional multi-state banks involved in bank acquisitions. NewMil has 20 full-service offices located in Fairfield, Litchfield and New Haven Counties. Scheduled maturities of certificates of deposit with balances in excess of $100,000 are as follows:

December 31, 2005		Within	Within	Over
(in thousands)	Less than 3	3 - 6	6 - 12	one
	months	months	months	year	Total
Certificates of deposit
over $100,000	$10,403	$12,540	$17,150	$20,793	$60,886

Borrowings

During 2005 Federal Home Loan Bank advances increased $98.6 million to $174.3 million primarily to fund securities purchases. Federal Home Loan Bank advances at December 31, 2005 had remaining terms ranging from within one month to 34 months and interest rates ranging from 2.41% to 4.56%. Overnight retail repurchase agreements, or sweep accounts, grew $2.3 million to $15.5 million during 2005, and had overnight rates ranging from 1.14% to 2.72% at December 31, 2005. During 2005 the highest outstanding level of repurchase agreements was $15.5 million and the weighted average borrowing cost for the year was 1.28%.

Long-Term Debt

During March 2003, NewMil formed a subsidiary, NewMil Statutory Trust I, an unconsolidated trust formed under the laws of the state of Delaware, and issued $10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. FTN Financial Capital Markets and Keefe Bruyette and Woods, Inc. acted as placement agents in the pooled offering. NewMil owns all of the common securities of the Trust and the Trust has no independent assets or operations, and exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by NewMil. The junior subordinated debentures, which are the sole assets of the trust, are unsecured obligations of NewMil and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of NewMil.

The Trust Preferred Securities have an original term of 30 years and bear a fixed coupon of 6.40% for the first five years, and thereafter, a floating-rate coupon that will reset quarterly at three-month LIBOR plus 3.15%. Interest on the securities is payable quarterly. NewMil may redeem the Trust Preferred Securities, in whole or in part, on or after March 26, 2008, or earlier under certain conditions. The subordinated debentures bear the same terms and conditions as the Trust Preferred Securities. NewMil paid $300,000 in connection with the issuance of the Trust Preferred Securities and this amount is being amortized over the estimated life of the underlying securities. The net proceeds qualify as Tier 1 capital for regulatory purposes.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL CASH OBLIGATIONS

In the normal course of business, NewMil enters into various contractual obligations that may require future cash payments. Contractual obligations at December 31, 2005, include long-term debt, operating leases, contractual purchases and certain pension and other benefit plans. For a further discussion regarding operating leases see Note 14.

The accompanying table summarizes NewMil’s off-balance sheet lending-related financial instruments and significant cash obligations, by remaining maturity, at December 31, 2005. NewMil’s lending-related financial instruments include commitments that have maturities over one year. Those commitment maturities are estimated to mature over a five-year period. Contractual purchases include commitments for future cash expenditures, primarily for services and contracts that reflect the minimum contractual obligation under legally enforceable contracts with contract terms that are both fixed and determinable. Excluded from the following table are a number of obligations to be settled in cash, primarily in under one year. These obligations are reflected in NewMil’s Consolidated Balance Sheets and include deposits, Federal Home Loan Bank advances and repurchase agreements that settle within standard market timeframes.

December 31, 2005
(in thousands)
	Less than 1	1-3	4-5	After
By Remaining Maturity	year	years	years	5 years	Total
Off-balance sheet lending-related
Financial Instruments:
Residential real estate and other
consumer - related	$26,318	$13,427	$11,509	$-	$51,254
Commercial - related:
Other unfunded commitments
to extend credit	31,428	10,302	8,831	-	50,561
Letters of credit and guarantees	2,164	-	-	-	2,164
Total	$59,910	$23,729	$20,340	$-	$103,979
Contractual cash obligations:
Long-term debt	$-	$-	$-	$10,000	$10,000
Operating leases	502	859	393	218	1,972
Contractual purchases	1,141	560	397	-	2,098
Pension and other benefit plans	546	1,119	1,142	2,912	5,719
Total	$2,189	$2,538	$1,932	$13,130	$19,789

LIQUIDITY

NewMil manages its liquidity position to ensure it has sufficient funding availability at all times to meet both anticipated and unanticipated deposit withdrawals, loan originations and advances, securities purchases and other operating cash outflows. NewMil’s primary sources of liquidity are principal payments and maturities of securities and loans, short-term borrowings through repurchase agreements and Federal Home Loan Bank advances, net deposit growth and funds provided by operations. Liquidity can also be provided through sales of loans and available-for-sale securities.

Operating activities for 2005 provided net cash of $9.9 million. Investing activities utilized net cash of $127.1 million, principally for securities and loan purchases of $210.5 million and $7.0 million, respectively, and net loan advances of $8.9 million, offset in part by securities repayments and maturities. Financing activities provided net cash of $121.3 million, principally, $98.6 million from a net increase in FHLB advances, $31.3 million from a net increase in deposits and repurchase agreements, and $1.0 million in proceeds from stock options exercises, offset in part by cash dividends paid and treasury stock purchases.

Operating activities for 2004 provided net cash of $9.5 million. Investing activities utilized net cash of $48.6 million, principally for loan and securities purchases of $26.5 million and $101.9 million, respectively, and net loan advances of $513,000, offset in part by security repayments and maturities. Financing activities provided net cash of $35.1 million, principally from a net increase in deposits and repurchase agreements of $32.7 million, an increase in FHLB advances of $5.4 million and $1.0 million in proceeds from exercise of stock options, offset in part by cash dividends paid and treasury stock purchases.

Operating activities for 2003 provided net cash of $8.2 million. Investing activities utilized net cash of $110.0 million, principally from net loan advances of $43.7 million, and loan and securities purchases of $58.7 million and $70.5 million, respectively, offset in part by security repayments and maturities. Financing activities provided net cash of $39.5 million, principally from a net increase in FHLB advances of $25.2 million, a net increase in deposits and repurchase agreements of $11.3 million, and $9.7 million from the issuance of Trust Preferred Securities, offset in part by cash dividends paid and treasury stock purchases.

At December 31, 2005, NewMil's liquidity ratio, as represented by cash, short-term available-for-sale securities, marketable assets, and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short-term borrowing capacity, of approximately $308.8 million, to net deposits and short-term unsecured liabilities, was 40.8%, well in excess of NewMil's minimum policy guideline of 15%.

At December 31, 2005, NewMil had outstanding commitments to fund new loan originations of $20.3 million, construction mortgage commitments of $13.4 million and unused lines of credit of $68.1 million. These commitments can be met in the normal course of business. NewMil believes its liquidity sources will continue to provide funding sufficient to support its operating activities, loan originations and commitments, and deposit withdrawals.

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

NewMil's policy guideline seeks to ensure that changes in net income over a twelve-month horizon under interest rate scenarios that incorporate a +/-100 and +/-200 basis point change in the overnight federal funds rate will not exceed -10% and -15%, respectively, as compared with the current overnight federal funds rate scenario. Should earnings simulation amounts deviate by more than these limits, management is required to take remedial action. NewMil tailors its earnings simulation test scenarios to suit current market conditions and interest rate expectations. At December 31, 2005, NewMil performed earnings simulations to test under several different interest rate scenarios, including no change, -200 basis point and +75 basis point changes in the overnight Federal Funds rate. Based on the results of its December 31, 2005 earnings simulation model and assuming that management does not take action to alter the outcome, NewMil would expect net income over the next twelve months to increase by 10% if the overnight federal funds rate decreased by 200 basis points, and decrease by 7% if the overnight federal funds rate increased by 75 basis points, as compared with the results of its no change in rates base case forecast over the next twelve months.

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

The following table sets forth NewMil's gap position at December 31, 2005, measured in terms of the volume of interest rate sensitive assets and liabilities that are subject to re-pricing in future time periods. For the purposes of this analysis, money market and savings deposits have been presented in the within 6 month category and NOW account deposits have been presented in the after 5-year category, although the interest rate elasticity of money market, savings and NOW deposits cannot be tied to any one time category. Non-accrual loans and overdrafts have been presented in the non-interest-bearing category. Significant variations may exist in the degree of interest rate sensitivity between individual asset and liability types within the re-pricing periods presented due to differences in their re-pricing elasticity relative to changes in the general level of interest rates.

December 31, 2005		Within	Within		Non-
(dollars in thousands)	Within 6	7-12	1-5	After	interest-
	months	months	years	5 years	bearing	Total
ASSETS
Securities	$39,916	$31,651	$149,623	$105,262	$(4,109)	$322,343
Federal funds sold	69	-	-	-	-	69
Cash & due from banks	-	-	-	-	22,495	22,495
Loans, net	143,552	37,442	216,273	94,288	1,208	492,763
Other assets	-	-	-	-	35,321	35,321
Total assets	183,537	69,093	365,896	199,550	54,915	872,991
SOURCE OF FUNDS
Deposits
Demand (non interest-bearing)	-	-	-	-	77,383	77,383
NOW accounts	-	-	-	82,400	-	82,400
Money market	146,007	-	-	-	-	146,007
Savings & other	88,142	-	-	-	-	88,142
Certificates of deposit	79,392	64,878	77,793	-	-	222,063
Federal Home Loan
Bank advances	147,682	3,960	22,624	-	-	174,266
Repurchase agreements	15,491	-	-	-	-	15,491
Long term debt	-	-	10,000	-	(134)	9,866
Other liabilities	-	-	-	-	4,357	4,357
Stockholders' equity	-	-	-	-	53,016	53,016
Total sources of funds	476,714	68,838	110,417	82,400	134,622	$872,991
Cumulative interest-rate
sensitivity gap	$(293,177)	$(292,922)	$(37,443)	$79,707	$-
Percent of total assets	(33.6)%	(33.6)%	(4.3)%	9.1%	-%

At December 31, 2005, NewMil's one-year cumulative gap was liability sensitive, amounting to $292.9 million, or 33.6% of assets. A liability sensitive gap implies that NewMil's net interest margin could be adversely affected by a sudden increase in interest rates.

CAPITAL RESOURCES

During 2005 shareholders' equity decreased $2.6 million, or 4.7%, to $53.0 million, as book value per share decreased from $13.25 at December 31, 2004 to $12.98 at December 31, 2005. Primarily reducing shareholders’ equity were treasury stock purchases of $6.3 million, dividend payments of $3.3 million and other comprehensive losses of $3.3 million (net unrealized losses on securities available-for-sale, net of taxes). Increasing shareholders' equity was net income of $8.9 million, or $2.10 per share (diluted), stock option exercise proceeds of $1.0 million and a tax benefit from the exercise of non-qualified stock options of $0.4 million.

Repurchases of Common Stock

During 2005 NewMil repurchased 212,674 shares of common stock for total consideration of $6.3 million, or $29.52 per average share under its share repurchase plans announced on April 23, 2003 and May 19, 2005.

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

Capital Requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At December 31, 2005, NewMil's leverage capital ratio was 6.81% and its Tier I and Total Risk-Based capital ratios were 12.05% and 13.09%, respectively. At December 31, 2005, the Bank's leverage capital ratio was 6.78% and its Tier I and Total Risk-Based capital ratios were 11.99% and 13.03%, respectively. At December 31, 2004, the Bank's leverage capital ratio was 7.63% and its Tier I and Total Risk-Based capital ratios were 12.94% and 14.13%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective Action regulations issued by the FDIC and the FRB, is one which maintains a total risk-based ratio of 10% or above, a Tier 1 risk-based ratio of 6% or above and a Tier 1 leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

Dividend Restrictions

During 2005, 2004 and 2003 NewMil paid cash dividends of $0.80, $0.66 and $0.60 per share, respectively. In January 2006 NewMil raised its 2006 quarterly dividend payment by 10% to $0.22 per share.

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

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2005 was $16.6 million. In some instances further restrictions on dividends may be imposed on NewMil by the Federal Reserve Bank.

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

To The Board of Directors and Shareholders of NewMil Bancorp, Inc.:

We have completed integrated audits of NewMil Bancorp, Inc.'s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders' equity, and cash flows present fairly, in all material respects, the financial position of NewMil Bancorp, Inc. and its subsidiaries (the "Company") at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Hartford, Connecticut
March 06, 2006

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	December 31,
(dollars in thousands)	2005	2004
ASSETS
Cash and due from banks	$22,495	$18,493
Federal funds sold	69	-
Total cash and cash equivalents	22,564	18,493
Securities
Available-for-sale at market	311,873	204,101
Held-to-maturity at amortized cost (fair value: $10,677 and $12,800)	10,470	12,457
Loans (net of allowance for loan losses: $4,949 and $5,048)	492,763	476,660
Other real estate owned	-	-
Bank premises and equipment, net	7,014	7,339
Accrued interest income	3,847	3,343
Goodwill (net of accumulated amortization: $384 and $384)	7,915	7,915
Other intangible assets (net of accumulated amortization: $1,227 and $1,080)	178	325
Other assets	16,367	13,966
Total Assets	$872,991	$744,599
LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$77,383	$66,895
NOW accounts	82,400	85,889
Money market	146,007	147,375
Savings and other	88,142	85,829
Certificates of deposit	222,063	201,022
Total deposits	615,995	587,010
Federal Home Loan Bank advances	174,266	75,654
Repurchase agreements	15,491	13,147
Long-term debt	9,866	9,806
Accrued interest and other liabilities	4,357	3,369
Total Liabilities	$819,975	$688,986
Commitments and contingencies	-	-
Shareholders' Equity
Common stock - $.50 per share par value
Shares authorized: 20,000,000
Shares issued: 5,990,138	2,995	2,995
Paid-in capital	42,616	41,957
Retained earnings	39,092	33,514
Accumulated other comprehensive income, net	(2,602)	703
Treasury stock (at cost: 1,904,158 and 1,793,614 shares)	(29,085)	(23,556)
Total Shareholders' Equity	53,016	55,613
Total Liabilities and Shareholders' Equity	$872,991	$744,599

The accompanying notes are an integral part of the consolidated financial statements

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	Years ended
	December 31,
	2005	2004	2003
Interest and dividend income
Interest and fees on loans	$28,568	$26,117	$25,224
Interest and dividends on securities and federal funds sold:
Interest on taxable securities	9,649	8,693	9,070
Interest on non-taxable securities	1,311	433	446
Interest on federal funds sold	78	45	281
Dividends on securities	630	130	110
Total interest and dividend income	40,236	35,418	35,131
Interest expense
Deposits	9,037	6,729	8,007
Borrowed funds	5,287	2,786	2,581
Total interest expense	14,324	9,515	10,588
Net interest and dividend income	25,912	25,903	24,543
Provision for loan losses	(135)	-	-
Net interest and dividend income
after provision for loan losses	26,047	25,903	24,543
Non-interest income
Service charges on deposit accounts	2,972	2,968	2,605
Gain on sale of fixed asset	334	-	-
Gains on sales of mortgage loans, net	187	185	357
Gain on sale of OREO	65	-	-
Gain on sale of security	-	-	27
Loan servicing fees	28	34	64
Other	734	756	833
Total non-interest income	4,320	3,943	3,886
Non-interest expense
Salaries	8,761	8,456	8,414
Employee benefits	1,197	1,088	1,177
Occupancy	1,722	1,603	1,622
Equipment	1,451	1,348	1,378
Professional, collections and OREO	796	919	958
Marketing	296	550	421
Amortization of intangibles	147	196	244
Other	3,362	3,330	3,241
Total non-interest expense	17,732	17,490	17,455
Income before income taxes	12,635	12,356	10,974
Income tax provision	3,718	3,909	3,446
Net income	$8,917	$8,447	$7,528

Diluted earnings per share	$2.10	$1.95	$1.73
Basic earnings per share	2.14	2.01	1.82
Dividends per share	0.80	0.66	0.60

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

						Accumulated	Total
						other comp-	share-
	Common Stock		Paid-in	Retained	Treasury	rehensive	holders'
(dollars in thousands)	Shares	Amount	capital	earnings	stock	income	equity
Balances at December 31, 2002	$5,990,138	$2,995	$42,297	$22,793	$(19,628)	$5,779	$54,236
Net income for year	-	-	-	7,528	-	-	7,528
Net unrealized loss on
securities available-for-sale, net of taxes	-	-	-	-	-	(2,866)	(2,866)
Total comprehensive income							4,662
Cash dividends paid	-	-	-	(2,477)	-	-	(2,477)
Exercise of stock options	-	-	(213)	-	615	-	402
Tax benefit from exercise of
non-qualified stock options	-	-	32	-	-	-	32
Common stock issued	-	-	26	-	29	-	55

Common stock repurchased	-	-	-	-	(4,604)	-	(4,604)
Balances at December 31, 2003	5,990,138	2,995	42,142	27,844	(23,588)	2,913	52,306
Net income for year	-	-	-	8,447	-	-	8,447
Net unrealized loss on
securities available-for-sale, net of taxes	-	-	-	-	-	(2,210)	(2,210)
Total comprehensive income							6,237
Cash dividends paid	-	-	-	(2,777)	-		(2,777)
Exercise of stock options	-	-	(297)	-	1,320	-	1,023
Tax benefit from exercise of
non-qualified stock options	-	-	90	-	-	-	90
Common stock issued	-	-	22	-	7	-	29
Common stock repurchased	-	-	-	-	(1,295)	-	(1,295)
Balances at December 31, 2004	5,990,138	2,995	41,957	33,514	(23,556)	703	55,613
Net income for year	-	-	-	8,917	-	-	8,917
Net unrealized loss on
securities available-for-sale, net of taxes	-	-	-	-	-	(3,305)	(3,305)
Total comprehensive income							5,612
Cash dividends paid	-	-	-	(3,339)	-	-	(3,339)
Exercise of stock options	-	-	268	-	748	-	1,016
Tax benefit from exercise of
non-qualified stock options	-	-	391	-	-	-	391
Common stock repurchased	-	-	-	-	(6,277)	-	(6,277)
Balances at December 31, 2005	5,990,138	$2,995	$42,616	$39,092	$(29,085)	$(2,602)	$53,016

The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
(in thousands)	2005	2004	2003
Operating Activities
Net income	$8,917	$8,447	$7,528
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision (negative provision) for loan losses	(135)	-	-
Depreciation and amortization on bank premises and equipment	857	834	926
Amortization of intangible assets	147	196	244
Amortization and accretion of securities premiums and discounts, net	303	201	356
Amortization of issuance cost of long-term debt	60	60	46
Gains on sales of loans, net	(187)	(185)	(357)
Gain on sale of OREO, net	(65)	-	-
Gain on sale of fixed asset	(334)	-	-
Gain on sale of security	-	-	(27)
Loans originated for sale	(10,297)	(10,761)	(20,834)
Proceeds from sales of loans originated for sale	10,483	10,946	21,191
Tax benefit from exercise of non-qualified stock options	391	90	32
Deferred income tax benefit	(273)	(7)	(205)
Increase in BOLI cash surrender values	(396)	(396)	(443)
(Increase) decrease in accrued interest income	(504)	368	(181)
Increase (decrease) in accrued interest expense and other liabilities	693	(350)	(144)
Decrease in other assets, net	190	61	62
Net cash provided by operating activities	9,850	9,504	8,194
Investing Activities
Purchases of mortgage backed securities available-for-sale	(121,793)	(90,720)	(40,131)
Purchases of other securities available-for-sale	(88,708)	(11,164)	(30,361)
Proceeds from sale of security held-to-maturity	-	-	1,527
Proceeds from maturities and principal repayments of securities	60,467	55,648	12,029
Principal collected on mortgage backed securities	38,939	25,230	50,823
Loan advances, net	(8,922)	(513)	(43,695)
Loans purchased	(7,045)	(26,496)	(58,740)
Proceeds from sale of OREO	138	-	-
Proceeds from sale of fixed asset	443	-	-
Purchases of bank premises and equipment, net	(637)	(579)	(1,445)
Net cash utilized by investing activities	(127,118)	(48,594)	(109,993)
Financing Activities
Net increase in deposits	28,985	28,842	9,362
Net increase in repurchase agreements	2,343	3,830	1,925
FHLB advances, net	98,611	5,407	25,170
Issuance of long-term debt, net of issuance costs	-	-	9,700
Common Stock repurchased	(6,277)	(1,295)	(4,604)
Proceeds from Common Stock reissued	-	29	55
Cash dividends paid	(3,339)	(2,777)	(2,477)
Proceeds from exercise of stock options	1,016	1,023	402
Net cash provided by financing activities	121,339	35,059	39,533
Increase (decrease) in cash and cash equivalents	4,071	(4,031)	(62,266)
Cash and cash equivalents, beginning of year	18,493	22,524	84,790
Cash and cash equivalents, end of year	$22,564	$18,493	$22,524
Cash paid during year
Interest to depositors	$8,954	$6,738	$8,026
Interest on borrowings	5,005	2,721	2,567
Income taxes	3,350	3,852	3,660
Non-cash transfers
From loans to OREO	73	-	-
The accompanying notes are an integral part of the consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NewMil is the bank holding company for NewMil Bank, a State chartered savings bank. NewMil's activity is currently limited to the holding of the Bank's outstanding capital stock and the Bank is NewMil's only subsidiary and its primary investment. The Bank is a Connecticut chartered and Federal Deposit Insurance Corporation (the "FDIC") insured savings bank headquartered in New Milford, Connecticut. The Bank's principal business consists of attracting deposits from the public and using such deposits, with other funds, to make various types of loans and investments. The Bank conducts its business through 20 full-service offices located in Litchfield, Fairfield and New Haven Counties. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles. The following is a summary of significant accounting policies:

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

Certain reclassifications have been made to the 2004 and 2003 financial statements to make them consistent with the 2005 presentation.

NewMil's loans are generally collateralized by real estate located principally in Connecticut. In addition, substantially all OREO, if any, is located in Connecticut. Accordingly, the collectiability of a substantial portion of the loan portfolio and OREO through foreclosure is particularly susceptible to changes in market conditions.

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

Intangible Assets

Intangible assets consist of core deposit intangibles and goodwill. Intangible assets equal the excess of the purchase price over the fair value of the tangible net assets acquired in acquisitions accounted for using the purchase method of accounting. In November 2000, NewMil acquired Nutmeg Federal Savings and Loan Association ("Nutmeg"). In connection with the acquisition, NewMil recorded goodwill of $8.1 million and a core deposit intangible of $1.4 million. The core deposit intangible is being amortized on a declining balance method over a period of seven years from the acquisition date. NewMil has amortized $1.2 million, of the $1.4 million core deposit intangible and must amortize the remaining $178,000 over the remaining period. Upon adoption of SFAS 142. NewMil ceased to amortize goodwill in accordance with the Statement. On an annual basis, management assesses intangible assets for impairment and at December 31, 2005, concluded there was no impairment. If a permanent loss in value is indicated, an impairment charge to income will be recognized.

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

Effective July 1, 1996 NewMil adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123 NewMil elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its Plans. Accordingly, no compensation expense has been recognized for options granted under its Plans. Had compensation cost for the NewMil's Plans been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, NewMil's net income and diluted earnings per share would have been reduced to the proforma amounts indicated below. The fair value of each option grant was estimated on the date of grant using the Roll-Geske Model for pricing American call options with dividends, with the following weighted average assumptions used for grants.

As required by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to SFAS No. 123, pro forma net income and earnings per common share information is provided, as if NewMil accounted for its stock option plans under the fair value method of FAS 123.

	Years ended
	December 31,
(net income in thousands)	2005	2004	2003
As reported
Net income	$8,917	$8,447	$7,528
Earnings per share, diluted	2.10	1.95	1.73
Earnings per share, basic	2.14	2.01	1.82
Pro forma
Net income	8,418	8,089	7,406
Earnings per share, diluted	1.99	1.87	1.70
Earnings per share, basic	2.02	1.92	1.80

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

		Years ended
		December 31,
(in thousands)	2005	2004	2003
Basic	4,160	4,204	4,126
Effect of dilutive stock options	78	123	222
Diluted	4,238	4,327	4,348

Segments of an Enterprise and Related Information

In June 1997, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Operating segment financial information is required to be reported on the basis that it is used internally for evaluating segment performance and allocation of resources. NewMil does not have any operating segments, as defined by SFAS 131, and therefore, has not disclosed any operating segment information.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123, “Share-Based Payment” ("SFAS 123R"). The Statement requires entities to measure the cost of employees’ services received in exchange for an award of equity instruments based on the estimated grant-date fair value of the award. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award (usually the vesting period). The estimated grant-date fair value of employee share options must be determined using option-pricing models adjusted for the unique characteristics of those instruments. The notes to the financial statements will include additional disclosures to assist users of the financial statements in understanding the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date of the Statement for NewMil is January 1, 2006. NewMil will apply the Statement using the modified prospective application method. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement No. 123 for either recognition or pro-forma disclosure purposes. If NewMil grants options, the impact of this statement would be consistent with the pro-forma disclosures as presented in Note 1 - Summary of Significant Accounting Policies, “Stock-Based Compensation”.

In March 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (“SAB”) No. 107, which expresses the views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R” or the “Statement”) and certain rules and regulations and provide the staff’s views regarding the valuation of share-based payment arrangements for public companies. This SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of Statement 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of Statement 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis (“MD&A”) subsequent to adoption of Statement 123R. NewMil will apply the provisions of SAB 107 in its implementation of SFAS 123R.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3". This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement. NewMil did not expect the application of this statement to have a material impact on NewMil’s consolidated financial statements.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
December 31, 2005
U.S. Government Agency notes
Within 1 year	$14,805	$-	$195	$15,000
After 1 year but within 5 years	9,747	-	253	10,000
Municipal Bonds
After 1 year but within 5 years	146	-	4	150
After 5 years but within 10 years	1,277	-	28	1,305
After 10 years but within 15 years	29,366	21	538	29,883
After 15 years	9,578	5	158	9,731
Mortgage backed securities	217,831	488	3,202	220,545
Collateralized mortgage obligations	8,636	37	115	8,714
Total debt securities	291,386	551	4,493	295,328
Auction Rate Preferred Stock	10,599	-	-	10,599
Federal Home Loan Bank Stock and other	9,888	-	-	9,888
Total securities available-for-sale	$311,873	$551	$4,493	$315,815
December 31, 2004
U.S. Government Agency notes
Within 1 year	$20,072	$57	$-	$20,015
After 1 year but within 5 years	24,828	-	170	24,998
Corporate bonds
Within 1 year	11,166	162	-	11,004
Mortgage backed securities	138,146	1,515	581	137,212
Collateralized mortgage obligations	4,658	84	-	4,574
Total debt securities	198,870	1,818	751	197,803
Federal Home Loan Bank Stock and other	5,231	1	-	5,230
Total securities available-for-sale	$204,101	$1,819	$751	$203,033

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value
December 31, 2005
Municipal bonds
After 1 year but within 5 years	$451	$10	$-	$461
After 5 years but within 10 years	5,463	102	-	5,565
After 10 years but within 15 years	3,093	46	-	3,139
Mortgage backed securities	1,463	49	-	1,512
Total securities held-to-maturity	$10,470	$207	$-	$10,677
December 31, 2004
Municipal bonds
Within 1 year	$500	$4	$4	$500
After 5 years but within 10 years	4,361	121	-	4,482
After 10 years but within 15 years	5,232	71	-	5,303
Mortgage backed securities	2,220	148	-	2,368
Collateralized mortgage obligations	144	3	-	147
Total securities held-to-maturity	$12,457	$347	$4	$12,800

(a)	Securities transferred from available-for-sale are carried at estimated fair value as of the transfer date and adjusted for subsequent amortization.

The following table summarizes, for all securities in an unrealized loss position at December 31, 2005, the aggregate fair value, gross unrealized loss, and number of securities that have been continuously in an unrealized loss position for less than and greater than twelve months:

December 31, 2005		Estimated	Unrealized
(in thousands)	Number	fair value	losses
Less than 12 Months
Collateralized mortgage backed securities	2	$8,430	$115
Mortgage backed securities	23	143,569	1,710
Municipal bonds	82	38,035	728
Total securities in an unrealized loss position
less than twelve months	107	$190,034	$2,554

More than 12 Months
U.S. Government Agency notes	4	$24,551	$448
Mortgage backed securities	10	52,001	1,492
Total temporarily impaired securities	14	$76,552	$1,940

The majority of debt securities reported in an unrealized loss position greater than 12 months at December 31, 2005 were purchased during periods when interest rates were at or near historical lows. The increase in interest rates since the time of purchase has resulted in a decline in market value for these debt securities. NewMil believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at December 31, 2005 consisted of fourteen debt security holdings. The largest loss percentage of any single holding that was continuously in a unrealized loss position greater than 12 months was 4.4% of its amortized cost.

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

Cash proceeds and realized gains and losses from sales of securities were as follows:

	Cash	Realized	Realized
(in thousands)	proceeds	gains	losses
Year ended December 31, 2005	$-	$-	$-
Year ended December 31, 2004	$-	$-	$-
Year ended December 31, 2003
Collateralized Mortgage Obligations, held-to-maturity	$1,527	$27	$-

During 2003 NewMil sold a $1,500,000 collateralized mortgage obligation that was classified as held-to-maturity, because its interest rate risk changed significantly. At December 31, 2003 only 7% of NewMil’s securities were classified as held-to-maturity, while 93% were classified as available-for-sale. NewMil’s held-to-maturity portfolio has been in run-off for several years and management does not intend to classify any future purchases as held-to-maturity.

At December 31, 2005 securities with a carrying value and market value aggregating approximately $5.5 million and $5.6 million respectively, were pledged as collateral against public funds and securities with a carrying value and market value aggregating approximately $22.6 million and $22.6 million, respectively, were pledged as collateral against repurchase agreements. Also, securities with a carrying value and market value aggregating $10.9 million and $10.9 million, respectively, were pledged as collateral against Treasury Tax & Loan Deposits.

NOTE 3 - LOANS
The composition of the loan portfolio is as follows:

	December 31,
(in thousands)	2005	2004
Real estate mortgages
1-to-4 family residential	$293,468	$296,252
5-or-more family residential	5,687	6,785
Commercial	130,716	117,915
Land and land development	3,443	3,197
Home equity credit	37,679	34,431
Commercial and Industrial	24,491	20,471
Installment and other	1,658	1,949
Total loans, gross	497,142	481,000
Deferred loan origination fees & purchase premiums, net	570	708
Allowance for loan losses	(4,949)	(5,048)
Total loans, net	$492,763	$476,660

	December 31,
(in thousands)	2005	2004
Impaired loans
With no valuation allowance	$1,225	$218
With valuation allowance	289	239
Total impaired loans	1,514	457
Valuation allowance	33	151
Commitments to lend additional amounts to impaired borrowers	-	-
Average impaired loans	986	581
Valuation of impaired loans based on:
Discounted cash flows	-	-
Collateral values	1,514	457

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

Changes in the allowance for loan losses are as follows:

		Years ended
		December 31,
(in thousands)	2005	2004	2003
Balance, beginning of period	$5,048	$5,198	$5,250
Provision (negative provision) for losses	(135)	-	-
Charge-offs	(143)	(183)	(77)
Recoveries	179	33	25
Balance, end of period	$4,949	$5,048	$5,198

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

	December 31,
(in thousands)	2005	2004
Non-accrual loans	$289	$393
Accruing loans past due 90 days or more	1,301	529
Accruing troubled debt restructured loans	-	-
Total non-performing loans	1,590	922
Real estate acquired in settlement of loans	-	-
Total non-performing assets	$1,590	$922

The reductions in interest income associated with non-accrual loans are as follows:

		Years ended
		December 31,
(in thousands)	2005	2004	2003
Income in accordance with original terms	$26	$21	$22
Income recognized	17	5	10
Reduction in interest income	$9	$16	$12

NOTE 5 - BANK PREMISES AND EQUIPMENT

The components of premises and equipment are as follows:

	December 31,
(in thousands)	2005	2004
Land	$1,211	$1,321
Buildings and improvements	7,702	7,486
Equipment	5,711	5,400
Leasehold improvements	737	737
Total cost	15,361	14,944
Accumulated depreciation and amortization	(8,347)	(7,605)
Bank premises and equipment, net	$7,014	$$7,339

NOTE 6 - DEPOSITS

The components of deposits are as follows:

	December 31,
(in thousands)	2005	2004
Demand (non-interest bearing)	$77,383	$66,895
NOW accounts	82,400	85,889
Money market	146,007	147,375
Savings and other	88,142	85,829
Certificates of deposit	222,063	201,022
Total	$615,995	$587,010

Certificates of deposit that have a remaining maturity greater than one year amounted to $77.8 million, at December 31, 2005. Scheduled maturities of certificates of deposit with balances in excess of $100,000 are as follows:

December 31, 2005		Within	Within	Over
	Less than 3	3 - 6	6- 12	one
(in thousands)	months	months	months	year	Total
Certificates of deposit over $100,000	$10,403	$12,540	$17,150	$20,793	$60,886

NOTE 7 - BORROWINGS

Fixed rate advances from the Federal Home Loan Bank of Boston are as follows:

	December 31,
(in thousands)	2005	2004
2.38% due January 5, 2005	$-	$8,000
2.54% due January 3, 2005	-	2,855
2.42% due January 12, 2005	-	8,000
2.33% due January 19, 2005	-	7,513
2.42% due January 30, 2005	-	5,000
4.26% due January 4,2006	20,000	-
4.30% due January 11, 2006	30,739	-
4.30% due January 18, 2006	45,000	-
4.29% due January 25, 2006	10,000	-
4.40% due January 30, 2006	6,390	-
4.51% due March 16, 2006	4,000	-
4.42% due March 17, 2006	5,266	-
4.46% due March 29, 2006	10,000	-
4.56% due August 10, 2006 (a)	1,610	3,734
4.49% due August 31, 2006 (a)	1,608	3,730
4.39% due September 11, 2006 (a)	2,373	5,105
3.76% due February 1, 2007 (a)	2,506	4,568
2.41% due February 26, 2007 (d)	10,000	10,000
4.48% due January 31, 2008 (e)	10,000	-
2.67% due February 14, 2008 (a)	4,654	6,644
2.98% due July 10, 2008 (c)	9,120	9,505
4.49% due October 6, 2008 (b)	1,000	1,000
Total	$174,266	$75,654

(a)	5-year term with 5-year amortization
(b)	Callable annually
(c)	5-year term with 20-year amortization
(d)	3-year term, callable quarterly
(e)	3-year term, resets quarterly

NewMil has a pre-approved line of credit of up to 2% of total assets with the Federal Home Loan Bank of Boston ("FHLBB") under the FHLBB's IDEAL Way Line of Credit Program. These advances are one-day variable rate loans with automatic rollover. Under an agreement with the FHLBB NewMil is required to maintain qualified collateral, as defined in the FHLBB's Statement of Credit Policy, free and clear of liens, pledges and encumbrances, as collateral for the advances and the pre-approved line of credit. NewMil maintains qualified collateral in excess of the amount required to support the outstanding advances and the pre-approved line of credit at December 31, 2005. During 2005 the highest outstanding level of Federal Home Loan Bank advances was $175.1 million and the weighted average advance rate for the year was 3.50%.

NewMil enters into repurchase agreements directly with its customers. These agreements are offered as an overnight or short-term investment to NewMil's customers. During 2005 the highest outstanding level of repurchase agreements was $15.5 million and the weighted average borrowing cost for the year was 1.28%. Information concerning short-term borrowings represented by securities sold under agreements to repurchase is presented as follows:

	December 31,
(dollars in thousands)	2005	2004
Repurchase agreements, ending balance	$15,491	$13,147
Repurchase agreements, average balance	14,456	11,721
Book value of collateral
U.S. Government agency notes	22,557	24,579
Market value of collateral	22,557	24,579
Weighted average rate	1.50%	1.14%
Weighted average maturity	1 day	1 day

During March 2003, NewMil formed a subsidiary, NewMil Statutory Trust I, an unconsolidated trust formed under the laws of the state of Delaware, and issued $10 million of fixed/adjustable rate Trust Preferred Securities through a pooled trust-preferred securities offering. FTN Financial Capital Markets and Keefe Bruyette and Woods, Inc. acted as placement agents in the pooled offering. NewMil owns all of the common securities of the Trust and the Trust has no independent assets or operations, and exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in an equivalent amount of junior subordinated debentures issued by NewMil. The junior subordinated debentures, which are the sole assets of the trust, are unsecured obligations of NewMil and generally are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of NewMil.

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

NOTE 8 - INCOME TAXES

NewMil provides deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not. The components of the income tax provision were as follows:

		Years ended
		December 31,
(in thousands)	2005	2004	2003
Current provision
Federal	$3,990	$3,915	$3,650
State	1	1	1
Total	3,991	3,916	3,651
Deferred benefit
Federal	(273)	(7)	(205)
State	-	-	-
Total	(273)	(7)	(205)
Income tax provision	$3,718	$3,909	$3,446

The following is a reconciliation of the expected federal statutory tax to the income tax provision:

		Years ended
		December 31,
	2005	2004	2003
Income tax at statutory federal tax rate	34.0%	34.0%	34.0%
Connecticut Corporation tax,
net of federal tax benefit	-	-	-
Cash surrender value, life insurance	(1.1)	(1.2)	(1.4)
Other	(3.5)	(1.2)	(1.2)
Effective income tax rates	29.4%	31.6%	31.4%

The components of NewMil's net deferred tax asset are as follows:

	December 31,		December 31,
	2005		2004
(in thousands)	Federal	State	Federal	State
Deferred tax assets
Net operating losses	$-	$6,534	$-	$5,528
Unrealized losses on securities available-for-sale and
transferred to held-to-maturity	1,340	-	-	-
Bad debt expense, book	1,683	371	1,716	379
Post retirement benefits	567	125	447	99
Other	84	215	72	193
Total deferred tax assets	3,674	7,245	2,235	6,199
Deferred tax liabilities
Unrealized gains on securities available-for-sale and
transferred to held-to-maturity	-	-	362	-
Prepaid Pension	619	137	560	124
Bad debt expense, tax	114	25	228	50
Other	361	80	480	106
Total deferred tax liabilities	1,094	242	1,630	280
Net deferred tax assets (liabilities)	2,580	7,003	605	5,919
Valuation reserve	-	(7,003)	-	(5,919)
Net deferred tax assets (liabilities)	$2,580	$-	$605	$-

The allocation of deferred tax expense involving items charged to income and items charged directly to shareholders' equity and items charged to goodwill are as follows:

	December 31,		December 31,
	2005		2004
(in thousands)	Federal	State	Federal	State
Deferred tax expense
(benefit) allocated to:
Shareholders' equity	$(1,702)	$-	$(1,138)	$-
Income	(273)	-	(7)	-
Net deferred tax assets (liabilities)	$(1,975)	$-	$(1,145)	$-

NewMil will only recognize a deferred tax asset when, based upon available evidence, realization is more likely than not.

At December 31, 2005 and 2004, a valuation allowance was established for the entire amount of the state deferred tax assets as a result of Connecticut legislation that permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a "passive investment company" (PIC). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in State of Connecticut corporate tax law. Accordingly, NewMil does not expect to be able to utilize the net operation losses generated by the PIC and has established a valuation allowance.

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

NewMil uses a September 30, 2005 measurement date for its plans. The funded status of the Pension Plan and the Other Benefits Plan was as follows:

	Pension Plan		Other Benefits Plan
(in thousands)	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation, beginning of year	$6,780	$6,695	$910	$766
Service cost	-	-	18	19
Interest cost	378	381	70	51
Impact of assumption change	-	155	-	33
Experience (loss) gain	(14)	(156)	(91)	61
Impact of plan changes	-	-	-	-
Plan participants' contributions	-	-	-	-
Benefits paid	(282)	(295)	(21)	(20)
Benefit obligation, end of year	6,862	6,780	886	910
Change in plan assets:
Fair value of plan assets, beginning of year	7,516	7,089	-	-
Actual gain on plan assets	713	722	-	-
Employer contribution	-	-	21	20
Plan participant's contribution	-	-	-	-
Benefits paid	(282)	(295)	(21)	(20)
Fair value of plan assets, end of year	7,947	7,516	-	-
Funded status	1,085	736	(886)	(910)
Unrecognized prior service cost	164	177	-	-
Unrecognized net actuarial loss	571	734	75	195
Unrecognized net transition obligation	-	-	115	130
Prepaid (accrued) benefit cost	$1,820	$1,647	$(696)	$(585)

The projected unit credit cost method was used and below are certain other assumptions utilized:

	Pension Plan		Other Benefits Plan
(in thousands)	2005	2004	2005	2004
Weighted-average assumptions:
Discount rate	6.00%	6.00%	6.00%	6.00%
Expected long term rate of return	8.00	8.00	-	-
Trend Rate
Initial Rate	-	-	11.00	11.00
Ultimate Rate	-	-	5.00	5.00
Years until ultimate rate	-	-	6	6

The following is the impact of changes in trend assumption related to the Other Benefits Plan:

	Accrued Pension	Service Cost and
(in thousands)	Benefit Obligation	Interest Cost
At Trend + 1%	1,007	103
Dollar impact	121	15
Percentage impact	13.69%	17.32%

At Trend - 1%	790	76
Dollar impact	(96)	(12)
Percentage impact	(10.84)%	(13.39)%

The following are components of net periodic benefit (income) cost:

	Pension Plan		Other Benefits Plan
(in thousands)	2005	2004	2005	2004
Components of net periodic cost:
Service cost	$-	$-	$18	$19
Interest cost	378	381	70	51
Expected return on plan assets	(565)	(531)	-	-
Amortization of prior service cost	13	13	-	-
Amortization of recognized net loss	-	4	30	7
Amortization of net transition obligation	-	-	15	15
Net periodic benefit (income) cost	$(174)	$(133)	$133	$92

NewMil’s Other Benefits Plan is not funded. NewMil’s Pension Plan weighted-average asset allocations were as follows:

	December 31, 2005
(in thousands)	Ratio	Amount
Investment Allocation:
Equity securities	84%	$6,707
Debt securities	13	1,051
Real estate	-	-
Other assets	3	189
Total	100%	$7,947

The investment objective for the Pension Plan is to obtain a favorable relative return for the entire fund, consistent with preservation of capital emphasizing some income generation and long-term growth. While some risk is warranted pursuing long-term growth of capital, consistent annual returns with low volatility in investment performance are very desirable.

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

Assets Classes	Returns
Equities	8.5% historical average arithmetic real return plus inflation
Government Bonds	Current yields on inflation-indexed bonds plus inflation
Corporate Bonds	Government bond yields plus a blend of current and historical credit spreads
Real Estate	5.0% historical average arithmetic real return plus inflation
Current Expected Inflation	2.5%

For the fiscal year beginning January 1, 2006 NewMil expects to make no contribution to its Pension plan and expects to contribute $35,000 to its Other Plan.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(in thousands)	Pension Plan	Other Benefits Plan

2006	$511	$35
2007	514	38
2008	520	47
2009	522	50
2010	516	54
2011 - 2015	$2,603	$309

NewMil maintains a Safe Harbor 401(k) Savings Retirement Plan covering all eligible employees. In 2005 employee participants were eligible to contribute up to 15% of their compensation, up to a contribution limit of $14,000, and employee participants age 50 or over by the end of 2004 were eligible to contribute additional “catch-up” contributions up to $4,000. NewMil’s plan contributions were as follows: $201,000 in 2005; $199,000 in 2004; and, $190,000 in 2003. The plan allows for NewMil to make non-contributory profit sharing contributions. No profit sharing contributions were made during 2005, 2004 or 2003.

NewMil provides supplemental retirement benefits to certain key executives. Supplemental retirement expense was as follows: $241,000 for 2005; $229,000 for 2004; and, $201,000 for 2003.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Tier 1 capital (as defined) to average assets (as defined) and total and Tier 1 capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all of its capital adequacy requirements.

The Bank was classified, as of its most recent notification, as "well capitalized". The Bank's actual regulatory capital position and minimum capital requirements as defined "To Be Well Capitalized Under Prompt Corrective Action Provisions" and "For Capital Adequacy Purposes" are as follows:

	December 31, 2005		December 31, 2004
(dollars in thousands)	Amount	Ratio	Amount	Ratio
Actual Capital Position
Tier 1 leverage	$57,106	6.78%	$55,296	7.63%
Tier 1 risk-based	57,106	11.99	55,296	12.94
Total risk-based	62,025	13.03	60,344	14.13
Minimum Requirement To Be Well Capitalized
Tier 1 leverage	42,124	5.00	36,248	5.00
Tier 1 risk-based	25,578	6.00	25,632	6.00
Total risk-based	47,630	10.00	42,720	10.00
Minimum Requirement For Capital Adequacy
Tier 1 leverage	33,699	4.00	28,998	4.00
Tier 1 risk-based	19,052	4.00	17,088	4.00
Total risk-based	38,104	8.00	34,176	8.00

Restrictions on Subsidiary's Dividends and Payments

NewMil's ability to pay dividends is dependent on the Bank's ability to pay dividends to NewMil. There are certain restrictions on the payment of dividends and other payments by the Bank to NewMil. Under Connecticut law the Bank is prohibited from declaring a cash dividend on its common stock except from its net profit for the current year and retained net profits for the preceding two years. Consequently, the maximum amount of dividends payable by the Bank to NewMil at December 31, 2005 was $16.6 million. In some instances further restrictions on dividends may be imposed on NewMil by the FRB.

Repurchases of Common Stock

During 2005 NewMil repurchased 212,674 shares of common stock for total consideration of $6.3 million, or $29.52 per average share under its share repurchase plans announced on April 23, 2003 and May 19, 2005.

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

NOTE 11 - COMPREHENSIVE INCOME

Comprehensive income includes net income and any changes in equity from non-owner sources that are not recorded in the income statement (such as changes in net unrealized gains (losses) on securities). The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. NewMil's only component of comprehensive income is net unrealized gains (losses) on securities.

The components of comprehensive income are as follows:

		Years ended
		December 31,
(in thousands)	2005	2004	2003
Net income	$8,917	$8,447	$7,528
Net unrealized losses on securities during year	(3,305)	(2,210)	(2,866)
Comprehensive income	$5,612	$6,237	$4,662

The components of comprehensive income, and related tax effects are as follows:

		Tax
	Before Tax	(expense)	Net of Tax
	amount	benefit	amount
Year ended December 31, 2005
Net unrealized losses on securities available-for-sale	$(5,010)	$1,703	$(3,307)
during year
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	3	(1)	2
Net unrealized losses on securities during year	$(5,007)	$1,702	$(3,305)
Year ended December 31, 2004
Net unrealized losses on securities available-for-sale
during year	$(3,360)	$1,142	$(2,218)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	12	(4)	8
Net unrealized losses on securities during year	$(3,348)	$1,138	$(2,210)
Year ended December 31, 2003
Net unrealized losses on securities available-for-sale
during year	$(4,395)	$1,495	$(2,900)
Accretion of unrealized loss on securities transferred from
available-for-sale to held-to-maturity	52	(18)	34
Net unrealized losses on securities during year	$(4,343)	$1,477	$(2,866)

NOTE 12 - RELATED PARTY TRANSACTIONS

In the normal course of business the Bank has granted loans to executive officers, directors, principal shareholders and associates of the foregoing persons considered to be related parties. Changes in loans to executive officers, directors and their related associates are as follows (there are no loans to principal shareholders):

	Year ended
	December 31,
(in thousands)	2005	2004
Balance, beginning of period	$2,920	$2,094
Advances	1,914	1,417
Related parties added during period	-	-
Repayments	1,398	591
Balance, end of period	$3,436	$2,920

NOTE 13 - STOCK OPTIONS

NewMil maintains two stock option plans, the 1986 Stock Option and Incentive Plan ("Employee Plan") and the 1992 Stock Option Plan for Outside Directors ("Director Plan").

The Employee Plan authorizes the granting of both incentive and non-incentive options and stock appreciation rights (SARs) to officers and other key employees by the Salary and Benefits Committee of the Board. The Employee Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price not less than 85% of the fair market value of NewMil's stock on the date of the grant. In 2005, 85,000 options were granted with immediate vesting. In October 2004, 20,500 options were granted with immediate vesting, and in January 2004, 49,500 options were granted, with a vesting requirement of approximately eight months. No options were granted in 2003 and no SARs were granted during the last three years. The Employee Plan was amended in 2004 to increase the aggregate number of shares of stock subject to options which may be granted under the Employee Plan by 200,000 shares and extending the term of the Plan until April 28, 2014.

The Director Plan provides for the granting of options to purchase shares of Common Stock for terms of up to 10 years at an exercise price of not less than the fair market value (average of the bid and ask price) of NewMil's stock on the date of the grant. In January 2005, 10,000 options were granted, with a vesting requirement of six months. No options were granted in 2004 or 2003, and no SARS were granted during the last three years. The Director Plan was amended in 2004 to increase the aggregate number of shares of stock subject to options that may be granted under the Directors Plan by 50,000 shares. The amendment also removed the automatic annual grant of 2,000 shares to each non-employee director and places the authority to grant shares with the Salary and Benefits Committee up to 1,000 shares per year, per non-employee director, based upon the performance of NewMil and the Bank during the previous fiscal year, and extended the term of the Directors Plan until April 28, 2014. Changes in outstanding stock option and SARS are as follows:

	Employee Plan		Director Plan
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
December 31, 2002	312,282	8.526	127,000	10.798
Granted	-	-	-	-
Exercised	(50,575)	7.179	(6,000)	6.458
Forfeited	(900)	14.850	-	-
December 31, 2003	260,807	8.728	121,000	11.013
Granted	70,000	29.092	-	-
Exercised	(133,745)	6.561	(14,000)	10.388
Expired	-	-	(4,000)	5.000
Forfeited	(100)	14.850	-	-
December 31, 2004	196,962	17.434	103,000	11.332
Granted	85,000	30.000	10,000	29.911
Exercised	(81,130)	9.728	(21,000)	10.805
Forfeited	(5,450)	25.904	-	-
December 31, 2005
Options exercisable at
December 31, 2005	195,382	25.866	92,000	13.471
Options available under plan	102,116		43,000

The following table summarizes information about NewMil's Employee and Director stock option plans, as of December 31, 2005:

			Weighted
			average	Weighted
			remaining	average
Range of	Number of options		contractual	exercise
exercise price	Outstanding	Exercisable	life	price
$ 7.00 - 9.99	19,000	19,000	3.4	$ 9.07
10.00 - 12.99	62,500	62,500	3.3	11.36
13.00 - 15.99	38,882	38,882	5.9	14.81
16.00 - 18.99	10,000	10,000	6.1	18.41
28.00 - 30.99	157,000	157,000	8.7	29.63
Total	287,382	287,382	6.7	$ 21.90

The following table illustrates the assumptions used to determine pro-forma calculations as shown in Note 1 - Summary of Significant Accounting Policies, “Stock-Based Compensation”:

		Years ended
		December 31,
(net income in thousands)	2005	2004	2003
Dividend yield	2.76%	2.75%	3.26%
Expected volatility	20.00	20.00	30.00
Risk-free interest rate	4.35	3.25	5.21
Expected lives, years	5	5	10
Grant date, fair value of options	$5.54	$4.77	$4.96

 NOTE 14 - COMMITMENTS AND CONTINGENT LIABILITIES

In the normal course of business there are various commitments and contingent liabilities outstanding pertaining to the purchase and sale of securities and the granting of loans and lines of credit, which are not reflected in the accompanying financial statements. NewMil's loan commitments are as follows:

	December 31,
(in thousands)	2005	2004
Unused lines of credit	$68,143	$52,437
Construction mortgages	13,360	20,060
Loan commitments	20,313	21,200
Letters of credit	2,164	3,003

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

NewMil leases facilities under operating leases that expire at various dates through 2012. The leases have varying renewal options, generally require a fixed annual rent, and provide that real estate taxes, insurance, and maintenance are to be paid by NewMil. Rent expense totaled $592,000 for 2005, $540,000 for 2004 and $526,000 for 2003. Future minimum lease payments at December 31, 2005 are as follows:

Future minimum lease payments (in thousands)
2006	$ 502
2007	432
2008	427
2009	315
2010	78
After 2010	218
$ 1,972

NOTE 15 - ESTIMATED FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" (SFAS 107), requires NewMil to disclose fair value information for certain of its financial instruments, including loans, securities, deposits, borrowings and other such instruments. Quoted market prices are not available for a significant portion of NewMil's financial instruments and, as a result, the fair values presented may not be indicative of net realizable or liquidation values. Fair values are estimates derived using present value or other valuation techniques and are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics, and other factors. In addition, fair value estimates are based on market conditions and information about the financial instrument at a specific point in time. Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Such items include mortgage servicing, core deposit intangibles and other customer relationships, premises and equipment, foreclosed real estate and income taxes. In addition, the tax ramifications relating to the realization of the unrealized gains and losses may have a significant effect on fair value estimates and have not been considered in the estimates.

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

Securities: Fair value of securities available-for-sale and held-for-sale were determined by quoted market prices and independent broker quotations.

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

The carrying values and estimated fair values of NewMil's financial instruments are as follows:

	December 31, 2005		December 31, 2004
		Estimated		Estimated
	Carrying	fair	Carrying	fair
(in thousands)	value	value	value	value
Financial Assets
Cash and due from banks	$22,495	$22,495	$18,493	$18,493
Federal funds sold	69	69	-	-
Securities available-for-sale	311,873	311,873	204,101	204,101
Securities held-to-maturity	10,470	10,677	12,457	12,800
Loans	497,142	486,724	481,000	478,432
Allowance for loan losses	(4,949)	-	(5,048)	-
Deferred loan origination fees
and purchase premium, net	570	-	708	-
Loans, net	492,763	486,724	476,660	478,432
Accrued interest receivable	3,847	3,847	3,343	3,343
Financial Liabilities
Deposits
Demand (non-interest-bearing)	$77,383	$77,383	$66,895	$66,895
NOW accounts	82,400	82,400	85,889	85,889
Money market	146,007	146,007	147,375	147,375
Savings and other	88,142	88,142	85,829	85,829
Certificates of deposit	222,063	221,077	201,022	201,534
Total deposits	615,995	615,009	587,010	587,522
FHLB advances	174,266	173,460	75,654	75,215
Repurchase agreements	15,491	15,491	13,147	13,147
Long term debt	9,866	9,668	9,806	10,129
Accrued interest payable	547	547	242	242

     NOTE 16 - NEWMIL BANCORP, INC. (parent company only) FINANCIAL INFORMATION

The unconsolidated balance sheets and statements of income and cash flows of NewMil Bancorp, Inc. are presented as follows:

Balance Sheets	December 31,
(in thousands)	2005	2004
Assets
Cash and due from bank	$384	$1,257
Investment in bank subsidiary	62,597	64,239
Investment in other subsidiary	310	310
Total Assets	$63,291	$65,806

Liabilities and Shareholders' Equity
Liabilities	$10,275	$10,193
Shareholders' equity	53,016	55,613
Total Liabilities and Shareholders' Equity	$63,291	$65,806

		Years ended
Statements of Income		December 31,
(in thousands)	2005	2004	2003
Dividends from subsidiaries	$8,559	$1,449	$1,325
Expenses	914	952	695
Income before taxes and undistributed
net income of subsidiaries	7,645	497	630
Income tax	391	90	32
Income before equity in undistributed
net income of subsidiaries	7,254	407	598
Equity in undistributed net income of subsidiaries	1,663	8,040	6,930
Net income	$8,917	$8,447	$7,528

		Years ended
Statements of Cash Flows		December 31,
(in thousands)	2005	2004	2003
Net income	$8,917	$8,447	$7,528
Adjustments to reconcile net income to
net cash provided by operating activities:
Equity in undistributed
net income of subsidiaries	(1,663)	(8,040)	(6,930)
Other	82	56	(305)
Net cash provided by operating activities	7,336	463	293
Investing Activities:
Payments for investments in and advances to subsidiaries	-	-	(310)
Net cash used by investing activities	-	-	(310)
Financing Activities:
Cash dividends paid	(3,339)	(2,777)	(2,477)
Proceeds from Common Stock reissued	-	29	55
Common Stock repurchased	(6,277)	(1,295)	(4,604)
Proceeds from exercise of stock options	1,016	1,024	402
Proceeds from advances from subsidiary	-	-	10,310
Other	391	90	32
Net cash (used) provided by financing activities	(8,209)	(2,929)	3,718
(Decrease) increase in cash and cash equivalents	(873)	(2,466)	3,701
Cash and cash equivalents, beginning of period	1,257	3,723	22
Cash and cash equivalents, end of period	$384	$1,257	$3,723

NOTE 17 - SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (Unaudited)

Selected annual consolidated financial data for the years ended December 31, 2005 and 2004 is as follows (in thousands except ratios and per share amounts):

	Year ended December 31, 2005
	March 31,	June 30,	Sept 30,	Dec 31,
Statement of Income
Interest and dividend income	$9,279	$9,836	$10,214	$10,907
Interest expense	2,719	3,285	3,835	4,485
Net interest income	6,560	6,551	6,379	6,422
Provision (credit) for loan losses	-	-	(135)	-
Non-interest income:
Service fees and other	895	937	969	933
Gain on sale of fixed asset	-	-	-	334
Gains on sales of mortgage loans, net	52	39	13	83
Gain on sale of OREO	-	65	-	-
Non-interest expense	4,255	4,420	4,377	4,680
Income before income taxes	3,252	3,172	3,119	3,092
Income tax provision	1,017	923	916	862
Net income	2,235	2,249	2,203	2,230

Financial Condition
Total assets	$789,800	$812,312	$857,246	$872,991
Loans, net	476,772	490,255	496,386	492,763
Allowance for loan losses	5,001	4,981	4,986	4,949
Securities	258,079	264,162	305,268	322,343
Deposits	604,284	603,577	601,103	615,995
FHLB advances & other borrowings	112,849	141,252	177,769	189,757
Long term debt	9,821	9,836	9,851	9,866
Shareholders' equity	54,582	54,541	53,722	53,016
Non-performing assets	476	280	1,401	1,590

Per Share Data
Earnings, diluted	$0.52	$0.53	$0.53	$0.54
Cash dividends	0.20	0.20	0.20	0.20
Book value	12.96	13.18	13.04	12.98
Market price: (a)
High	32.00	30.88	32.00	31.72
Low	27.40	26.25	28.50	28.40

Statistical Data
Net interest margin	3.76%	3.61%	3.42%	3.31%
Efficiency ratio	56.68	58.21	59.46	60.22
Return on average assets	1.19	1.13	1.07	1.05
Return on average shareholders' equity	16.08	16.34	16.28	16.90
Weighted average equivalent
shares outstanding, diluted	4,309	4,275	4,192	4,163

NewMil Bancorp, Inc.'s Common Stock, par value $.50 per share ("Common Stock") trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol: NMIL. As of March 1, 2006, there were 1,322 shareholders of record of NewMil's Common Stock.

(a)	The above market prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Selected Annual Consolidated Financial Data (unaudited) continued:

	Year ended December 31, 2004
	March 31,	June 30,	Sept 30,	Dec 31,
Statement of Income
Interest and dividend income	$8,831	$8,697	$8,881	$9,009
Interest expense	2,321	2,301	2,390	2,503
Net interest income	6,510	6,396	6,491	6,506
Provision for loan losses	-	-	-	-
Non-interest income:
Service fees and other	877	944	991	946
Gains on sales of mortgage loans, net	40	68	38	39
Non-interest expense	4,465	4,386	4,376	4,263
Income before income taxes	2,962	3,022	3,144	3,228
Income tax provision	939	960	1,000	1,010
Net income	2,023	2,062	2,144	2,218

Financial Condition
Total assets	$714,370	$730,756	$730,410	$744,599
Loans, net	452,301	474,941	480,447	476,660
Allowance for loan losses	5,178	5,165	5,146	5,048
Securities	199,087	192,713	196,087	216,558
Deposits	558,841	584,696	586,047	587,010
FHLB advances & other borrowings	86,613	79,336	75,561	88,801
Long term debt	9,761	9,776	9,791	9,806
Shareholders' equity	54,424	53,185	55,049	55,613
Non-performing assets	1,518	1,506	1,181	922

Per Share Data
Earnings, diluted	$0.47	$0.48	$0.50	$0.51
Cash dividends	0.15	0.17	0.17	0.17
Book value	12.90	12.64	13.11	13.25
Market price: (a)
High	29.46	29.82	29.65	32.00
Low	27.41	26.98	26.70	28.13

Statistical Data
Net interest margin	4.05%	3.88%	3.88%	3.83%
Efficiency ratio	60.12	59.21	58.19	56.91
Return on average assets	1.16	1.16	1.19	1.21
Return on average shareholders' equity	15.16	15.30	15.87	16.01
Weighted average equivalent
shares outstanding, diluted	4,334	4,332	4,321	4,313

a)	The above market prices reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements on accounting and financial disclosures between NewMil and its independent registered public accounting firm for which a Form 8-K was required to be filed during the year ended December 31, 2005 or for the period from December 31, 2005 to the date hereof.

Item 9A.	CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting also includes controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in internal controls over financial reporting

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

Item 9B.	OTHER INFORMATION

Not Applicable.
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears in NewMil's Proxy Statement dated March 24, 2006 for the 2006 Annual Meeting of Shareholders, under the captions "Director Nominees for Election for a Three Year Term", "Directors Continuing in Office" and "Committees of the Board of Directors." Such information is incorporated herein by reference and made a part hereof. In addition, the following information is provided.

Additional Executive Officers

		Position with
Name	Age	NewMil Bank	Officer Since
Virginia Dexter	50	Senior Vice President	2004
Diane Farrell	52	Senior Vice President	1987
Robert Granata	41	Senior Vice President	2004
Thomas W. Grant III	69	Senior Vice President	1994
Betty Pacocha	71	Executive Vice President	1980
Roberta Reed	58	Senior Vice President	1995
Marlene Warren	49	Senior Vice President	2004
June Walker	47	Senior Vice President	2004

Item 11.	EXECUTIVE COMPENSATION

The information required by this item appears in NewMil's Proxy Statement dated March 24, 2006 for the 2006 Annual Meeting of Shareholders, under the captions: "Executive Officer Compensation"; "Employee Benefit Plans"; "Salary and Benefits Committee Report on Executive Compensation"; and "Performance Graph". Such information is incorporated herein by reference and made a part hereof.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item appears in NewMil's Proxy Statement dated March 24, 2006 for the 2006 Annual Meeting of Shareholders, under the captions "Principal Shareholders," "Director Nominees for Election for a Three Year Term" and "Directors Continuing in Office," and "Executive Compensation." Such information is incorporated herein by reference and made a part hereof.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in NewMil's Proxy Statement dated March 24, 2006 for the 2006 Annual Meeting of Shareholders, under the caption "Transactions with Management and Others". Such information is incorporated herein by reference and made a part hereof.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item appears in NewMil's Proxy Statement dated March 24, 2006 for the 2006 Annual Meeting of Shareholders, under the caption "Relationship With Independent Public Accountants". Such information is incorporated herein by reference and made a part hereof.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as exhibits to this report and appear on the pages indicated.

Financial Statements

None.

(b)	Current Reports on Form 8-K.

N/A

(c)	Exhibits

The following documents are filed as Exhibits to this Form 10-K, as required by Item 601 of Regulation S-K.

	Exhibit No.	Description

	3.1	Certificate of Incorporation of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).

	3.1.1	Amendment to Certificate of Incorporation of NewMil increasing authorized shares of common stock from 6,000,000 to 20,000,000 (incorporated by reference to Registrant’s 2002 Form 10-K).

	3.2	Bylaws of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).

	4.1	Instruments Defining Rights of Security Holders (Included in Exhibits 3.1 and 3.2)

	10.1	Intentionally Omitted.

	10.2	Employment agreement with its President and CEO, Francis J. Wiatr, dated January 23, 2002 (incorporated by reference to Registrant’s 2002 Form 10-K).

10.2.1	Amendment of employment agreement with its President and CEO, Francis J. Wiatr, dated February 23, 2005 (incorporated by reference to Registrant's February 24, 2005 Form 8-K).

10.2.2	Second amendment of employment agreement with its President and CEO, Francis J. Wiatr, dated December 20, 2005 (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.3	Dividend reinvestment plan for NewMil Bancorp's shareholders (incorporated by reference to the Registrant's 1996 Form 10-K).

10.4	Intentionally Omitted.

10.5	Intentionally Omitted.

10.6	Employment agreement between NewMil Bank and Senior Vice President, William D. Starbuck dated as of November 10, 2000 (incorporated by reference to Registrant’s 2002 Form 10-K).

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

10.9.1
Second Amended and Restated Salary Continuation Agreement between NewMil Bank and Francis J. Wiatr (the Second Amended and Restated Salary Continuation Agreement is incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.9.2
Split Dollar Agreement between NewMil Bank and Francis J. Wiatr (the Split Dollar Agreement is incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K for the year ended December 31, 2001, filed on March 29, 2002).

10.10	Amended Salary Continuation Agreement between NewMil Bank and Diane Farrell (the Amended Salary Continuation Agreement is incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.11
Split Dollar Agreement between NewMil Bank and Diane Farrell (the Split Dollar Agreement is incorporated by reference to Exhibit 10.10 of the Registrant’s Form 10-K for the year ended December 31, 2003, filed on March 11, 2004).

10.12	Amended Salary Continuation between NewMil Bank and Thomas W. Grant III (incorporated by reference to Registrant’s December 20, 2005 Form 8-K).

10.13	Amended Salary Continuation Agreement between NewMil Bank and Terrence J. Shannon, (the Amended Salary Continuation Agreement is incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.14
Split Dollar Agreement between NewMil Bank and Terrence J. Shannon (the Split Dollar Agreement is incorporated by reference to Exhibit 10.12 of the Registrant’s Form 10-K for the year ended December 31, 2003, filed on March 11, 2004).

10.15	Amended Director Deferred Compensation Agreement between NewMil Bank and Director Joseph Carlson II (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.16	Amended Director Deferred Compensation Agreement between NewMil Bank and Director Kevin L. Dumas (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.17	Second Amended Director Deferred Compensation Agreement between NewMil Bank and Director Paul N. Jaber (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.18	Second Amended Director Deferred Compensation Agreement between NewMil Bank and Director Anthony M. Rizzo, Sr. (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.19	Change of Control Agreement between NewMil Bancorp, Inc. and John A. Baker (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.20	Change of Control Agreement between NewMil Bancorp, Inc. and Diane Farrell (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.21	Change of Control Agreement between NewMil Bancorp, Inc. and Thomas W. Grant III (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.22	Change of Control Agreement between NewMil Bancorp, Inc. and B. Ian McMahon (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.23	Change of Control Agreement between NewMil Bancorp, Inc. and Betty A. Pacocha (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.24	Change of Control Agreement between NewMil Bancorp, Inc. and Roberta Reed (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.25	Change of Control Agreement between NewMil Bancorp, Inc. and Terrence J. Shannon (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.26	Change of Control Agreement between NewMil Bancorp, Inc. and William D. Starbuck (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.27	Change of Control Agreement between NewMil Bancorp, Inc. and Robert J. Granata (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.28	Change of Control Agreement between NewMil Bancorp, Inc. and Virginia Dexter (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.29	Change of Control Agreement between NewMil Bancorp, Inc. and Marlene Warren (incorporated by reference to Registrant's September 2004 Form 10-Q).

10.30	Change of Control Agreement between NewMil Bancorp, Inc. and June Walker.

10.31	The Amended and Restated 1986 Stock Option and Incentive Plan for Officers and Key Employees (incorporated by reference to the Registrant's S-8 POS dated September 14, 2004). (No. 333-119142).

	10.32	The Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's S-8 POS dated September 14, 2004). (No. 333-119142).

	11.1	Statement regarding Computation of Net Income Per Common Share.

	14.0	Code of Ethics Policy.

	21.1	Subsidiaries of the Registrant.

	23.0	Consent of PricewaterhouseCoopers LLP.

24.0
Power of Attorney granted by Directors (Herbert E. Bullock, Joseph Carlson II, Kevin L. Dumas, Laurie G. Gonthier, Paul N. Jaber, Robert J. McCarthy, John Otto, Suzanne Powers, Anthony M. Rizzo, Sr. and Mary C. Williams) in favor of Francis J. Wiatr and B. Ian McMahon to sign such Director names to the Form 10-K dated February 22, 2006.

99.1
Proxy Statement dated March 24, 2006 for the 2006 Annual Meeting of Shareholders, of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders' scheduled for April 26, 2006).

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

/s/ Francis J. Wiat
Francis J. Wiatr
Chairman of the Board, President
and Chief Executive Officer
March 6, 2006

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the dates indicated below.

/s/ Herbert E. Bullock
Herbert E. Bullock
Director
March 6, 2006

/s/ Joseph Carlson II
Joseph Carlson II
Director
March 6, 2006

/s/ Kevin L. Dumas
Kevin L. Dumas
Director
March 6, 2006

/s/ Paul N. Jaber
Paul N. Jaber
Director
March 6, 2006

/s/ Laurie G. Gonthier
Laurie G. Gonthier
Director
March 6, 2006

/s/ Robert J. McCarthy
Robert J. McCarthy
Director
March 6, 2006

/s/ John J. Otto
John J. Otto
Director
March 6, 2006

/s/ Betty F. Pacocha
Betty F. Pacocha
Director and Secretary
March 6, 2006

/s/ Suzanne L. Powers
Suzanne L. Powers
Director
March 6, 2006

/s/ Anthony M. Rizzo, Sr.
Anthony M. Rizzo, Sr.
Director
March 6, 2006

/s/ Francis J. Wiatr
Francis J. Wiatr
Chairman of the Board, President
and Chief Executive Officer
March 6, 2006

/s/ Mary C. Williams
Mary C. Williams
Director
March 6, 2006

/s/ B. Ian McMahon
B. Ian McMahon
Chief Financial Officer
and Chief Accounting Officer
March 6, 2006