Form 10-Q
period 2006-03-31
NEWMIL BANCORP INC
filed 2006-05-10
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares of Common Stock outstanding as of March 31, 2006, is 4,072,547.

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheet as of
	March 31, 2006 and December 31, 2005	3

	Consolidated Statement of Income
	for the three month periods
	ended March 31, 2006 and March 31, 2005	4

	Consolidated Statement of Changes in
	Shareholders' Equity for the three month
	periods ended March 31, 2006 and March 31, 2005	5

	Consolidated Statement of Cash Flows
	for the three month periods ended
	March 31, 2006 and March 31, 2005	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	23

Item 4.	Control and Procedures	24

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults upon Senior Securities	25
Item 4.	Submission of matters to a vote of security holders	25
Item 5.	Other information	25
Item 6.	Exhibits	25

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(unaudited, dollars in thousands)	2006	2005
ASSETS
Cash and due from bank	$19,822	$22,495
Federal funds sold	3,413	69
Total cash and cash equivalents	23,235	22,564
Securities
Available-for-sale at market	295,920	311,873
Held-to-maturity at amortized cost
(fair value: $10,501 and $10,677)	10,344	10,470
Loans (net of allowance for loan losses: $4,941 and $4,949)	511,265	492,763
Bank premises and equipment, net	7,437	7,014
Accrued interest income	3,756	3,847
Goodwill (net of accumulated amortization: $384 and $384)	7,915	7,915
Intangible assets (net of accumulated amortization: $1,251 and $1,227)	154	178
Other assets	17,748	16,367
Total Assets	$877,774	$872,991

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$79,818	$77,383
NOW accounts	79,475	82,400
Money market	138,401	146,007
Savings and other	90,658	88,142
Certificates of deposit	230,899	222,063
Total deposits	619,251	615,995
Federal Home Loan Bank advances	180,299	174,266
Repurchase agreements	11,806	15,491
Long-term debt	9,881	9,866
Accrued interest and other liabilities	4,265	4,357
Total Liabilities	825,502	819,975
Commitments and contingencies	-	-
Shareholders' Equity
Common stock - $.50 per share par value
Authorized: 20,000,000
Shares issued: 5,990,138	2,995	2,995
Paid-in capital	42,618	42,616
Retained earnings	40,413	39,092
Accumulated other comprehensive (loss) income, net	(4,254)	(2,602)
Treasury stock, at cost: 1,917,591 and 1,904,158 shares	(29,500)	(29,085)
Total Shareholders' Equity	52,272	53,016
Total Liabilities and Shareholders' Equity	$877,774	$872,991

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
	Three months ended
	March 31,
(unaudited, dollars in thousands except per share amounts)	2006	2005
Interest and dividend income
Interest and fees on loans	$7,667	$6,737
Interest and dividends on securities and federal funds sold:
Interest on taxable securities	2,836	2,299
Interest on non-taxable securities	498	177
Interest on federal funds sold	15	12
Dividends on securities	240	54

Total interest and dividend income	11,256	9,279
Interest expense
Deposits	2,779	1,874
FHLB Advances	1,966	630
Repurchase agreements	52	40
Long-term debt	175	175
Total interest expense	4,972	2,719
Net interest and dividend income	6,284	6,560
Provision for loan losses	-	-
Net interest and dividend income
after provision for loan losses	6,284	6,560
Non-interest income
Service charges on deposit accounts	656	702
Gains on sales of mortgage loans, net	11	52
Gain on sale of OREO, net	200	-
Loan servicing fees	6	7
Other	192	186
Total non-interest income	1,065	947
Non-interest expense
Salaries and employee benefits	2,419	2,312
Occupancy	418	433
Equipment	373	354
Marketing	67	67
Postage and telecommunications	145	133
Printing and office supplies	97	104
Professional, collections and OREO	182	226
Service bureau	92	93
Amortization of intangibles	25	37
Other	489	496
Total non-interest expense	4,307	4,255
Income before income taxes	3,042	3,252
Income tax provision	824	1,017
Net income	$2,218	$2,235

Per common share
Diluted earnings	$0.54	$0.52
Basic earnings	0.54	0.53
Cash dividends	0.22	0.20

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
						Accumulated
						other comp-	Total
						rehensive	share-
	Common Stock		Paid-in	Retained	Treasury	(loss)	holders'
(unaudited, dollars in thousands)	Shares	Amount	capital	earnings	stock	income	equity
Balances at
December 31, 2004	5,990,138	$2,995	$41,957	$33,514	$(23,556)	$703	$55,613
Net income for period	-	-	-	2,235	-	-	2,235
Net unrealized loss on
securities available-for-sale,
net of taxes	-	-	-	-	-	(2,312)	(2,312)
Total comprehensive (loss) income							(77)
Cash dividends paid	-	-	-	(841)	-	-	(841)
Exercise of stock options	-	-	55	-	212	-	267
Tax benefit from exercise of
non-qualified stock options	-	-	55	-	-	-	55
Common stock repurchased	-	-	-	-	(435)	-	(435)

Balances at March 31, 2005	5,990,138	$2,995	$42,067	$34,908	$(23,779)	$(1,609)	$54,582
Balances at
December 31, 2005	5,990,138	$2,995	$42,616	$39,092	$(29,085)	$(2,602)	$53,016
Net income for period	-	-	-	2,218	-	-	2,218
Net unrealized loss on
securities available-for-sale,
net of taxes	-	-	-	-	-	(1,652)	(1,652)
Total comprehensive income							566
Cash dividends paid	-	-	-	(897)	-	-	897
Exercise of stock options	-	-	2	-	2	-	4
Tax benefit from exercise of
non-qualified stock options	-	-	-	-	-	-	-
Common stock repurchased	-	-	-	-	(417)	-	(417)

Balances at March 31, 2006	5,990,138	$2,995	$42,618	$40,413	$(29,500)	$(4,254)	$52,272

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS	Three months ended
	March 31,
(unaudited, dollars in thousands)	2006	2005
Operating Activities
Net income	$2,218	$2,235
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	-	-
Depreciation and amortization of bank premises and equipment	204	208
Amortization of intangible assets	25	37
Amortization of issuance cost of long term debt	15	15
Amortization and accretion of securities
premiums and (discounts), net	56	40
Gain on sale of OREO, net	(200)	-
Gains on sales of mortgage loans, net	(11)	(52)
Mortgage loans originated for sale	(676)	(2,691)
Proceeds from sales of mortgage loans	687	2,743
Tax benefit from exercise of non-qualified stock options	-	55
Deferred income tax provision	(211)	(89)
Increase in BOLI cash surrender values	(108)	(103)
Decrease in accrued interest income	92	115
Decrease in other liabilities	204	593
Increase in other assets, net	(212)	(261)
Net cash provided by operating activities	2,083	2,845
Investing Activities
Purchases of mortgage backed securities available-for-sale	-	(42,784)
Purchases of other securities available-for-sale	(5,166)	(23,164)
Proceeds from maturities and principal repayments of securities	3,711	18,520
Principal collected on mortgage-backed securities	14,677	6,668
Loan advances, net	(18,502)	(112)
Proceeds on sale of OREO	200	-
Increase in OREO, net	-	(73)
Purchases of bank premises and equipment, net	(627)	(41)
Net cash utilized by investing activities	(5,707)	(40,986)
Financing Activities
Net increase in deposits	3,256	17,273
Net (decrease) increase in repurchase agreements	(3,684)	1,039
Net increase in FHLB borrowings	6,033	23,009
Common stock repurchased	(417)	(435)
Cash dividends paid	(897)	(841)
Proceeds from exercise of stock options	4	267
Net cash provided by financing activities	4,295	40,312
Increase in cash and cash equivalents	671	2,171
Cash and cash equivalents, beginning of period	22,564	18,493
Cash and cash equivalents, end of period	$23,235	$20,664
Cash paid during period
Interest to depositors	$2,793	$1,877
Interest on borrowings	2,148	787
Income taxes	150	-
Non-Cash Transfers
From Loans to OREO	-	73

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2005.

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

Impact of New Accounting Pronouncements Issued but not Currently Effective

In March of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires entities to recognize a servicing asset or servicing liability in situations in which it undertakes an obligation to service a ӿnancial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and it permits an entity to choose either of two methods, the amortization method or the fair value measurement method, for subsequent measurement of servicing assets and servicing liabilities. SFAS No. 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of ӿnancial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. Management does not believe that the adoption of SFAS No. 156 will have a material impact on NewMil’s consolidated financial statements.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments an amendment of FASB Statements No. 133 and 140." This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not believe that the adoption of SFAS No. 155 will have a material impact on the NewMil’s consolidated financial statements.

Pending Acquisition

On April 25, 2006 Webster Financial Corporation (“Webster”) announced a definitive agreement to acquire NewMil. Under the terms of the agreement, Webster will acquire NewMil through a tax-deferred, stock-for-stock exchange of all of the outstanding shares of NewMil’s common stock. NewMil shareholders will receive $41.00 in Webster common stock for each share of NewMil common stock so long as Webster’s average stock price (as defined in the agreement) is between $44.85 and $50.25 per share. If the average Webster stock price is below $44.85, the exchange ratio will be fixed at .9142. If the average Webster stock price is above $50.25, the exchange ratio will be fixed at .8159. Based on Webster’s closing stock price on April 24, 2006, the transaction has an aggregate value of approximately $172.5 million. The closing of the transaction, which is subject to customary closing conditions, including approval of regulatory authorities and NewMil’s shareholders, is expected to occur in the fourth quarter of 2006.

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:
		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
March 31, 2006
U.S. Government Agency notes
Within 1 year	$14,848	$-	$152	$15,000
After 1 year but within 5 years	9,735	-	265	10,000
Municipal bonds
After 1 year but within 5 years	145	-	5	150
After 5 years but within 10 years	3,063	-	82	3,145
After 10 years but within 15 years	29,087	8	801	29,880
After 15 years	7,656	1	233	7,888
Mortgage backed securities	205,688	327	5,086	210,447
Collateralized mortgage obligations	8,341	36	194	8,499
Total debt securities	278,563	372	6,818	285,009
Auction rate preferred stock	6,600	-	-	6,600
Federal Home Loan Bank stock and other	10,757	-	-	10,757
Total securities available-for-sale	$295,920	$372	$6,818	$302,366

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
December 31, 2005
U.S. Government Agency notes
Within 1 year	$14,805	$-	$195	$15,000
After 1 year but within 5 years	9,747	-	253	10,000
Municipal bonds
After 1 year but within 5 years	146	-	4	150
After 5 years but within 10 years	1,277	-	28	1,305
After 10 years but within 15 years	29,366	21	538	29,883
After 15 years	9,578	5	158	9,731
Mortgage backed securities	217,831	488	3,202	220,545
Collateralized mortgage obligations	8,636	37	115	8,714
Total debt securities	291,386	551	4,493	295,328
Auction rate preferred stock	10,599	-	-	10,599
Federal Home Loan Bank stock and other	9,888	-	-	9,888
Total securities available-for-sale	$311,873	$551	$4,493	$315,815

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost(a)	gains	losses	fair value
March 31, 2006
Municipal bonds
After 1 year but within 5 years	$451	$7	$-	$458
After 5 years but within 10 years	6,652	93	-	6,745
After 10 years but within 15 years	1,901	20	-	1,921
Mortgage backed securities	1,340	37	-	1,377
Total securities held-to-maturity	$10,344	$157	$-	$10,501
December 31, 2005
Municipal bonds
After 1 year but within 5 years	$451	$10	$-	$461
After 5 years but within 10 years	5,463	102	-	5,565
After 10 years within 15 years	3,093	46	-	3,139
Mortgage backed securities	1,463	49	-	1,512
Total securities held-to-maturity	$10,470	$207	$-	$10,677

The following table summarizes, for all securities in an unrealized loss position at March 31, 2006, the aggregate fair value, gross unrealized loss, and number of securities that have been continuously in an unrealized loss position for less than and greater than twelve months:

March 31, 2006		Estimated	Unrealized
(in thousands)	Number	fair value	losses
Less than 12 Months
Municipal Bonds	38	$17,760	$505
Mortgage backed securities	17	100,247	1,928
Collateralized mortgage backed securities	1	4,649	73
Total Temporarily impaired securities	56	$122,656	$2,506

March 31, 2006		Estimated	Unrealized
(in thousands)	Number	fair value	losses
More than 12 Months
U.S. Government Agency notes	4	$24,583	$417
Municipal Bonds	45	20,498	616
Mortgage backed securities	19	94,048	3,158
Collateralized mortgage backed securities	1	3,485	121
Total Temporarily impaired securities	69	$142,614	$4,312

The majority of debt securities reported in an unrealized loss position at March 31, 2006 were purchased during periods when interest rates were at or near historical lows. The increase in interest rates since the time of purchase has resulted in a decline in market value for these debt securities. NewMil believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position for more than one year at March 31, 2006 consisted of sixty-nine debt security holdings. The largest loss percentage of any single holding was 5.7% of its amortized cost.

At March 31, 2006 securities with a carrying value and market value of $5.5 million and $5.6 million, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $21.5 million and $21.5 million, respectively, were pledged as collateral against repurchase agreements. Securities with a carrying value and market value of $10.9 million and $10.9 million, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings. Also securities with a carrying value and market value of $10.1 million and $10.1 million, respectively, were pledged as collateral for FHLB borrowings.

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:

	March 31,	December 31,
(in thousands)	2006	2005
Real estate mortgages
1-to-4 family residential	$310,009	$293,468
5-or-more family residential	5,657	5,687
Commercial	131,248	130,716
Land & land development	5,726	3,443
Home equity credit	38,086	37,679
Commercial & industrial	23,239	24,491
Installment & other	1,641	1,658
Total loans, gross	515,606	497,142
Deferred loan origination fees, costs and purchase premium, net	600	570
Allowance for loan losses	(4,941)	(4,949)
Total loans, net	$511,265	$492,763

Impaired loans
	March 31,	December 31,
(in thousands)	2006	2005
With no valuation allowance	$1,798	$1,225
With valuation allowance	169	289
Total impaired loans	$1,967	$1,514
Valuation allowance	$36	$33

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

Changes in the allowance for loan losses during the three-month periods ended March 31, are as follows:

	March 31,
(in thousands)	2006	2005
Balance, beginning of period	$4,949	$5,048
Provision for losses	-	-
Charge-offs	(15)	(60)
Recoveries	7	13
Balance, end of period	$4,941	$5,001

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

	March 31,	December 31,
(in thousands)	2006	2005
Non-accrual loans	$935	$289
Accruing loans past due 90 days or more	1,106	1,301
Accruing troubled debt restructured loans	-	-
Total non-performing loans	2,041	1,590
Real estate acquired in settlement of loans	-	-
Total non-performing assets	$2,041	$1,590

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

	Three months ended
	March 31,
(in thousands)	2006	2005
Basic	4,078	4,202
Effect of dilutive stock options	63	107
Diluted	4,141	4,309

NOTE 6 - COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	Three Months ended
	March 31,
(in thousands)	2006	2005
Net income	$2,218	$2,235
Net unrealized losses on
securities available-for-sale during period	(1,652)	(2,312)
Comprehensive income (loss)	$566	$(77)

The components of other comprehensive income (loss), and related tax effects are as follows:

	Before	Tax	Net of
	tax	(expense)	tax
(in thousands)	amount	benefit	amount
Three months ended March 31, 2006
Net unrealized losses on securities
available-for-sale arising during the period	$(2,503)	$851	$(1,652)
Net unrealized losses on securities during period	$(2,503)	$851	$(1,652)
Three months ended March 31, 2005
Net unrealized losses on securities
available-for-sale arising during the period	$(3,505)	$1,192	$(2,313)
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	1	-	1
Net unrealized losses on securities during period	$(3,504)	$1,192	$(2,312)

NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

	Three months ended
	March 31,
(in thousands)	2006	2005
Federal	$1,035	$1,106
State	-	-
Total Current provision	1,035	1,106

Federal	(211)	(89)
State	-	-
Total Deferred benefit	(211)	(89)
Income tax provision	$824	$1,017

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company (“PIC”). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the three month periods ended March 31, 2006 and 2005 are 27.1% and 31.3%, respectively, and reflect the full impact of the Connecticut legislation. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at March 31, 2006 are as follows:

	NewMil	Bank
Leverage ratio	6.77%	6.75%
Tier I risk-based ratio	12.14	12.11
Total risk-based ratio	13.17	13.14

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

NOTE 10 - STOCK BASED COMPENSATION

NewMil has stock-option plans, which are described more fully in Note 13 (Stock Options) to the Consolidated Financial Statements in NewMil's 2005 Form 10-K. Prior to January 1, 2006, as permitted by Financial Accounting Standards Board (FASB) Statement No. 123 (FAS 123), Accounting for Stock-Based Compensation, NewMil used the intrinsic value method of Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees and related interpretations, to account for its stock-based employee compensation plans.

Effective January 1, 2006, NewMil adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments”, using the modified prospective application method. Under this transition method, compensation cost recognized for the three months ended March 31, 2006, includes the applicable amounts of (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based upon the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R)). The fair value of stock option grants will be estimated at the date of the grant using the Black-Scholes multiple option pricing model. As of December 31, 2005 all stock options were fully vested. During the quarter ended March 31, 2006, no stock options were granted. No compensation expense was recorded during the quarter ended March 31, 2006, therefore, there was no impact during the current period quarter. Results for periods prior to January 1, 2006 have not been restated.

The following table summarizes option activity during the period:

			Weighted
	Number	Weighted	Average	Aggregate
	of options	Average	Remaining	Intrinsic
($ in thousands)	outstanding	exercise price	Contractual Life	Value
December 31, 2005	287,382	21.90
Granted	-	-
Exercised	(250)	14.85
March 31, 2006	287,132	21.90
Options outstanding and
exercisable at
March 31, 2006	287,132	21.90	6.5	$5,187

The amounts of stock-based compensation expense recognized in the periods presented are as follows (March 31, 2005 compensation expense is presented and illustrates the pro-forma effect on income):

	Three months ended
	March 31,
(in thousands)	2006	2005
Stock-based compensation expense	$-	$402

Under the modified prospective application method, results for periods prior to January 1, 2006, have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”, is presented for comparative purposes and illustrates the pro-forma effect on income and related earnings per share for the period ended March 31, 2005, as if NewMil had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for that period:

Three months ended
March 31,
(net income in thousands)	2005
As reported
Net income	$ 2,235
Earnings per share, diluted	0.52
Earnings per share, basic	0.53
Pro forma
Net income	1,857
Earnings per share, diluted	0.43
Earnings per share, basic	0.44
Stock-based employee compensation
cost, net of related taxes, included
in net income
As reported	-
Pro forma	378

NOTE 11 - RETIREMENT PLANS

NewMil has retirement plans, which are described more fully in Note 9 (Retirement Plans) to the Consolidated Financial Statements in NewMil's 2005 Form 10-K. NewMil has a non-contributory defined benefit pension plan (the "Pension Plan") covering all eligible employees. NewMil also provides post-retirement health care and life insurance benefits (the “Other Benefits Plan”) for eligible retirees and eligible employees, though NewMil is considering changes to its Other Benefits Plan in 2006. The following are components of net periodic benefit (income) cost for NewMil’s Pension Plan:

Three Months Ended March 31,	Pension Plan
(in thousands)	2006	2005
Components of net periodic cost:
Service cost	$-	$-
Interest cost	95	95
Expected return on plan assets	(129)	(122)
Amortization of prior service cost	3	3
Amortization of unrecognized net loss	-	1
Amortization of net transition obligation	-	-
Net periodic benefit (income) cost	$(31)	$(23)

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations of NewMil and its subsidiary should be read in conjunction with NewMil's Annual Report on Form 10-K for the period ended December 31, 2005.

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

Pending Acquisition

On April 25, 2006 Webster Financial Corporation (“Webster”) announced a definitive agreement to acquire NewMil. Under the terms of the agreement, Webster will acquire NewMil through a tax-deferred, stock-for-stock exchange of all of the outstanding shares of NewMil’s common stock. NewMil shareholders will receive $41.00 in Webster common stock for each share of NewMil common stock so long as Webster’s average stock price (as defined in the agreement) is between $44.85 and $50.25 per share. If the average Webster stock price is below $44.85, the exchange ratio will be fixed at .9142. If the average Webster stock price is above $50.25, the exchange ratio will be fixed at .8159. Based on Webster’s closing stock price on April 24, 2006, the transaction has an aggregate value of approximately $172.5 million. The closing of the transaction, which is subject to customary closing conditions, including approval of regulatory authorities and NewMil’s shareholders, is expected to occur in the fourth quarter of 2006.

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

The allowance for loan losses represents management’s estimate of credit losses in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the balance sheet. Note 1 describes the methodology used to determine the allowance for loan losses. A discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “Provision and Allowance For Loan Losses” section of Management’s Discussion and Analysis.

RESULTS OF OPERATIONS

For the three-month periods ended March 31, 2006 and 2005

Overview

NewMil’s diluted earnings per share increased 4% to $0.54 for the first quarter ended March 31, 2006 from $0.52 for the first quarter ended March 31, 2005. Net income for the quarter was substantially unchanged at $2.22 million compared to $2.23 million for first quarter of 2005.

NewMil’s results for the first quarter of 2006 reflect the challenging interest rate environment affecting the entire banking industry. Net interest income was $6.3 million for the quarter as compared with $6.4 million in the fourth quarter of 2005 and $6.6 million in the first quarter of 2005. Taxable equivalent net interest income was $6.6 million for the quarter compared with $6.7 million in the fourth quarter of 2005 and $6.7 million in the first quarter of 2005.

Non-interest income was $1.1 million for the quarter, and included a gain of $200,000 from the sale of OREO, as compared with $0.9 million for the first quarter of 2005. Non-interest expense was $4.3 million for the quarter and was substantially unchanged when compared with the prior year period. The decrease in the provision for income tax for the quarter when compared with the prior year period was principally due to increased holdings of tax-exempt securities. The efficiency ratio was 58.6% for the first quarter of 2006.

Analysis of net interest and dividend income (FTE)

NewMil’s net interest margin was 3.19% for the quarter compared to 3.31% in the fourth quarter of 2005 and 3.76% in the first quarter of 2005. The compression in the net interest margin was mostly due to the rise in short term rates and the prolonged flatness of the yield curve, which has reduced the gap between short- and intermediate-term interest rates and the spread between what banks earn on loans and securities and pay on deposits and borrowings. Also contributing to the year-over-year decrease in the net interest margin were reduced spreads on new loans and securities as a result of an intensely competitive market, an increase in the mix of securities in relation to total earning assets and the rise in short term borrowing costs, and, to a lesser extent to other changes in the mix of earning assets and funding liabilities, asset and liability growth, and the impact of asset and liability re-pricing during 2006 as compared with 2005. During the twelve-month period ended March 31, 2006 the Federal Funds Target Rate increased 200 basis points while the yield on the 5-year US Treasury Note increased 64 basis points.

NewMil has sought to offset this effect by growing earning assets. During the quarter average earning assets were up $20 million, or 2.4%, over the fourth quarter of 2005 and up $120 million, or 16.9%, over the first quarter of 2005. FTE net interest and dividend income decreased $65,000 for the quarter ended March 31, 2006 as compared with the prior year period. Average total borrowings and interest bearing deposits increased $113.0 million, or 18.0% over the prior year period.

The following table sets forth the components of NewMil's FTE net interest income and FTE yields on average interest-earning assets and interest-bearing funds.

Three months ended March 31,	Average		Income/		Average
	Balance		Expense		Yield/Rate
(in thousands)	2006	2005	2006	2005	2006	2005
Loans (a)	$503,358	$482,016	$7,667	$6,737	6.09%	5.59%
Mortgage backed securities (b)	217,957	152,423	2,546	1,786	4.67	4.69
Other securities (b)(c)(d)	106,630	73,520	1,357	859	5.09	4.67
Total earning assets	827,945	707,959	11,570	9,382	5.59	5.30
Other assets	42,381	46,319
Total assets	$870,326	$754,278

NOW accounts	$76,431	$82,386	38	49	0.20	0.24
Money market accounts	142,416	149,116	604	389	1.70	1.04
Savings & other	87,994	84,952	230	137	1.05	0.65
Certificates of deposit	224,424	203,208	1,907	1,299	3.40	2.56
Total interest-bearing deposits	531,265	519,662	2,779	1,874	2.09	1.44
FHLB advances & other	199,735	98,385	2,018	670	4.04	2.72
Long term debt	9,873	9,819	175	175	7.09	7.13
Total interest-bearing funds	740,873	627,866	4,972	2,719	2.68	1.73
Demand deposits	72,198	67,202
Other liabilities	4,471	3,617
Shareholders' equity	52,784	55,593
Total liabilities &
shareholders' equity	$870,326	$754,278

Net interest income			$6,598	$6,663
Spread on interest-bearing funds					2.91	3.57
Net interest margin (e)					3.19	3.76

(a)	Includes non-accrual loans.
(b)	Average balances of investments are based on historical cost.
(c)	Includes interest-bearing deposits in other banks and federal funds sold.
(d)	Includes tax benefits of $314,000 and $103,000, respectively for periods 2006 and 2005 on tax-exempt securities whose income and yields are calculated on an FTE basis.
(e)	FTE net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended March 31,	2006 versus 2005
(in thousands)	Change in interest due to
	Volume (1)	Rate (1)	Net
Interest-earning assets:
Loans	$307	$623	$930
Mortgage backed securities	766	(6)	760
Other securities	416	82	498
Total	1,489	699	2,188
Interest-bearing liabilities:
Deposits	130	775	905
FHLB advances & other	917	431	1,348
Long term debt	-	-	-
Total	1,047	1,206	2,253
Net change to interest income	$442	$(507)	$(65)
(1) Changes attributable to rate/volume are allocated proportionately to both rate and volume.

Interest income (FTE)

Total interest and dividend income increased $2.2 million to $11.6 million for the quarter ended March 31, 2006, as compared with $9.4 million for the same period a year ago. Loan income increased $0.9 million, or 13.8%, primarily as a result of higher yields and volume during the period. Average loans increased $21.3 million, or 4.4%. The increase in the average loan yield, up 50 basis points, was caused by higher interest rates in 2006 and their effect on loan re-pricing and loan re-financing activity.

Investment income increased $1.3 million, or 47.6%, as a result of higher average volume and by higher yields due to portfolio re-pricing. Average securities increased $98.6 million, or 43.7%.

Interest expense

Interest expense for the quarter ended March 31, 2006 increased $2.2 million, or 82.9%, as compared with the prior year period as a result of increases in interest rates paid and higher average interest bearing deposits and average borrowings. Deposit expense increased $0.9 million, or 48.3%, as a result of higher deposit rates and by an increase in average deposit levels, and changes in deposit mix. Average interest bearing deposits increased $11.6 million.

The average cost of interest-bearing deposits increased 65 basis points to 2.09%. Interest expense on FHLB advances and other borrowings increased $1.3 million, or 201.2%, primarily due to higher average FHLB advances, up $101.4 million, and a rise in borrowing rates, up 132 basis points to 4.04%, over the period.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the quarters ending March 31, 2006 and 2005. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses, which have averaged less than 1% on an annual basis, each of the past three years. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. The following table sets forth key ratios for the periods presented.

	March 31,	December 31,	March 31,
	2006	2005	2005
Ratio of allowance for loan losses:
to non-performing loans	242.09%	311.26%	1241.15%
to total gross loans	0.96	0.99	1.04
Ratio of non-performing loans
to total loans	0.40	0.32	0.08
Ratio of past-due loans
to total loans	0.50	0.85	0.38

As of March 31, 2006 the ratio of the allowance for loan losses to total gross loans decreased to 0.96% from 1.04% at March 31, 2005 and 0.99% at December 31, 2005. The decline, as compared with March 31, 2005, was primarily due to the growth in residential one-to-four family residential mortgages, which exhibit lower reserve requirements. The ratio of non-performing loans to total loans continued to remain historically low, at 0.40% as of March 31, 2006, compared with 0.32% as of December 31, 2005 and 0.08% as of March 31, 2005. The ratio of past due loans (including non-performing loans) to total loans also remained at a low level of 0.50% as of March 31, 2006 compared with 0.85% as of December 31, 2005 and 0.38% as of March 31, 2005. During the three month period ended March 31, 2006, non-performing loans increased $0.5 million. For additional discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at March 31, 2006.

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

Non-interest income

The following table details the principal categories of non-interest income.

	March 31,
(in thousands)	2006	2005	Change
Service charges on deposit accounts	$656	$702	$(46)	(6.6)%
Gains on sales of mortgage loans, net	11	52	(41)	(78.8)
Gain on sale of OREO, net	200	-	200	100.0
Loan servicing	6	7	(1)	(14.3)
Increase in cash surrender value of bank-owned
life insurance	108	103	5	4.9
Other	84	83	1	1.2
Total non-interest income	$1,065	$947	$118	12.5%

The increase in non-interest income for the quarter ended March 31, 2006 as compared to the prior year period resulted from a gain on sale of OREO. During the quarter NewMil sold a 50% interest in two building lots left over from a former joint development of a subdivision several years ago. Income from bank-owned life insurance was substantially unchanged as compared to the prior year period. Negatively impacting the quarter was lower service charge revenue, other commissions and lower gains on sales of mortgage loans during the 2006 period due to a lower loan volume. The Bank originated and sold $0.7 million in residential loans during the 2006 period versus $2.7 million during the 2005 period. Loans originated for sale are pre-sold with servicing rights released on an individual basis at commitment.

Operating expenses

The following table details the principal categories of operating expenses.

	March 31,
(in thousands)	2006	2005	Change
Salaries and employee benefits	$2,419	$2,312	$107	4.6%
Occupancy	418	433	(15)	(3.5)
Equipment	373	354	19	5.4
Professional, collection and OREO	182	226	(44)	(19.5)
Postage and telecommunications	145	133	12	9.0
Printing and office supplies	97	104	(7)	(6.7)
Marketing	67	67	-	-
Service bureau	92	93	(1)	(1.1)
Amortization of intangibles	25	37	(12)	(32.4)
Other	489	496	(7)	(1.4)
Total operating expenses	$4,307	$4,255	$52	1.2%

The increase in salaries and employee benefits for the quarter ended March 31, 2006 as compared with the prior year period was primarily due to higher payroll and related taxes, offset by decreases in the bonus accrual, health benefit expense and other benefit costs. Occupancy expense decreased during 2005 primarily due to lower building maintenance and repairs, offset somewhat by higher utilities and rent expense. Equipment expense increased primarily due to increases in maintenance costs associated with equipment and service contracts. Postage and telecommunications costs increased primarily due to an increase in the number of accounts serviced coupled with an increase in the postage rate during the 2006 period. Professional, collection and OREO expense decreased primarily due to lower consulting costs and lower corporate legal expense offset partially by collection legal expense. Amortization of intangibles expense declined during the 2006 period as compared with the prior year period. The decrease in other expenses was primarily related to decreases in shareholder costs, insurance and correspondent bank charges.

Income taxes

Net income for the quarter included an income tax provision of $0.8 million representing a 27.1% effective rate, as compared with a provision of $1.0 million a year ago, representing a 31.3% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other related matters. During 2005 NewMil increased its holdings of tax-exempt municipal bonds and purchased auction rate preferred stock, which lowered the effective tax rate.

FINANCIAL CONDITION

Overview

For the three-month period ended March 31, 2006, total assets grew $4.8 million, or 0.5%, to $877.8 million. The increase resulted from a $18.5 million increase in net loans to $511.3 million offset partially by a $16.1 million decrease in securities. Deposits increased $3.2 million, retail repurchase agreements decreased $3.7 million and Federal Home Loan Bank advances increased $6.0 million. Non-performing assets remain at a very low level, in historical terms, measured as a percentage of total assets. As of March 31, 2006 non-performing assets were $2.0 million, or 0.23% of total assets, compared with $1.6 million, or 0.24% of total assets at December 31, 2005.

Book value per share was $12.84 at March 31, 2006, after paying cash dividends of $0.9 million, or $0.22 cents per share, representing 40.4% of net income. At March 31, 2006, NewMil’s Tier 1 leverage and total risk-based capital ratios were 6.77% and 13.17%, respectively, and NewMil was “well capitalized” as defined by the Federal Reserve Board.

Securities & Overnight Fed Funds Sold

For the three-month period ended March 31, 2006 securities decreased $16.1 million to $306.3 million. During the period NewMil purchased $4.9 million of securities that included $4.0 million of auction rate preferred stock and $0.9 million of FHLB capital stock. Repayments of mortgage-backed securities and other securities totaled $18.4 million for the period.

NewMil's securities portfolio consists of U.S. Government Agency notes, mortgage backed securities (MBS), bank qualified municipal bonds, collateralized mortgage obligations (CMOs), auction rate preferred stock and Federal Home Loan Bank stock. At March 31, 2006, the portfolio had a projected weighted average duration and life of 5.1 years and 6.0 years, respectively, based on median projected prepayment speeds at current interest rates. At March 31, 2006, securities totaling $295.9 million, or 96.7%, were classified as available-for-sale and securities totaling $10.3 million, or 0.3%, were classified as held-to-maturity.

NewMil’s exposure to credit risk in its securities portfolio is negligible. All NewMil’s auction rate preferred stock holdings are investment grade and have Dutch-auction repricing frequencies of either 49-days or 90-days.

Loans

During the three-month period ended March 31, 2006 net loans increased $18.5 million. Loan originations, advances and loan purchases totaled $43.0 million, while loan repayments were $24.5 million. The ratio of net loans to assets increased during the quarter to 58.2% at March 31, 2006, compared with 56.4% at December 31, 2005, and from 60.4% a year ago at March 31, 2005. NewMil originated and sold in the secondary market $0.7 million of residential mortgage loans during the three-month period ending March 31, 2006. Major loan classifications are as follows:

	March 31,	December 31,
(in thousands)	2006	2005
Real Estate Mortgages:
Residential
1-to-4 family	$310,009	$293,468
5-or-more family	5,657	5,687
Commercial	131,248	130,716
Land & land development	5,726	3,443
Home equity credit	38,086	37,679
Total mortgage loans	490,726	470,993
Commercial and industrial	23,239	24,491
Installment and other	1,641	1,658
Total loans, gross	515,606	497,142
Deferred loan origination
fees, costs and purchase premiums, net	600	570
Allowance for loan losses	(4,941)	(4,949)
Total loans, net	$511,265	$492,763

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

Non-performing assets

The composition of non-performing assets is as follows:

	March 31,	December 31,
(in thousands)	2006	2005
Non-accruing loans	$935	$289
Accruing loans past due 90 days or more	1,106	1,301
Accruing restructured loans	-	-
Total non-performing loans	2,041	1,590
OREO, net	-	-
Total non-performing assets	$2,041	$1,590
Percent of total assets	0.23%	0.18%

During the three-month period ended March 31, 2006 non-performing assets increased $0.5 million, to $2.0 million. Non-performing assets continue to remain historically low at 0.23% of total assets at March 31, 2006, compared with 0.18% at December 31, 2005. The low level of non-performing assets reflects NewMil's prudent credit policy and rigorous ongoing credit management process.

In addition to non-performing assets, at March 31, 2006 NewMil had $0.7 million of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings

During the three-month period ended March 31, 2006 deposits grew $3.3 million, or 0.5% to $619.3 million, while retail repurchase agreements declined $3.7 million to $11.8 million. In addition, NewMil increased its Federal Home Loan Bank advances by $6.0 million, primarily to fund the growth in its loan portfolio during the period.

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

Operating activities for the three-month period ended March 31, 2006 provided net cash of $2.1 million. Investing activities utilized net cash of $5.7 million, principally for net loan advances and to a lesser degree securities purchases, offset in part by security repayments and maturities. Financing activities provided net cash of $4.3 million, principally, $6.0 million from a net increase in FHLB advances, $3.3 million from an increase in deposits offset, partially by a decrease of $3.7 million of repurchase agreements, cash dividends paid and treasury stock purchases, net proceeds from stock option exercises.

At March 31, 2006, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets, and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $296.6 million, to net deposits and short term unsecured liabilities, was 38.5%, well in excess of NewMil's minimum guideline of 15%.

At March 31, 2006, NewMil had outstanding commitments to fund new loan originations of $33.3 million, construction mortgage commitments of $9.5 million and unused lines of credit of $63.8 million. These commitments can be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the period ended March 31, 2006 shareholders' equity decreased $0.7 million to $52.3 million and book value per share decreased $0.14 to $12.84. Primarily reducing shareholders’ equity were treasury stock purchases of $0.4 million, dividend payments of $0.9 million and other comprehensive losses of $1.7 million (net increase in unrealized holding losses on securities available-for-sale, net of taxes). Increasing shareholders' equity was net income of $2.2 million, or $0.54 per share (diluted), and stock option exercise proceeds of $2,000.

Capital requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At March 31, 2006 NewMil's Tier 1 Leverage Capital ratio was 6.77% and its Tier 1 and Total Risk-Based Capital ratios were 12.14% and 13.17%, respectively. At March 31, 2006 the Bank's Tier 1 Leverage Capital ratio was 6.75% and its Tier 1 and Total Risk-Based Capital ratios were 12.11% and 13.14%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier I Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

Market risk is the exposure to losses resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which NewMil is exposed is interest rate risk. NewMil has no exposure to foreign currency exchange rates, commodity prices, market risk and equity price risk.

NewMil manages interest rate risk through an Asset Liability Committee comprised of representatives from senior management and the Board of Directors. The objective of interest rate risk management is to achieve and maintain a high and stable net interest margin under changing interest rate environments. NewMil seeks to manage interest rate risk within limits approved by the Board of Directors. NewMil monitors exposure to interest rate risk on a quarterly basis using earnings simulation analysis and gap analysis. Earnings simulation analysis measures the amount of short-term earnings at risk over 12-month and 24-month time horizons under both rising and falling rate scenarios as compared with current interest rates. Balance sheet gap analysis identifies short-, medium- and long-term interest rate positions or exposure. As of March 31, 2006 NewMil's interest rate risk remains within tolerance levels established by its Asset Liability Committee. For additional information, refer to “Asset/Liability Management and Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in NewMil's 2005 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principle executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure in the first quarter 2006.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS

There are no material legal proceedings pending against NewMil or the Bank or any of their properties, other than ordinary routine litigation incidental to NewMil's business.

Item 1A.	RISK FACTORS

There are have been no significant changes in NewMil’s risk factors during the quarter. For additional information refer to “Item 1A. Risk Factors”, in Item I of NewMil’s 2005 Form 10K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) -(b) None

(c)

	Total # Shares	Average
	Purchased	Price

January 2006	8,223	$30.62
February 2006	2,414	30.31
March 2006	3,046	30.05
Total number of shares purchased during
period as part of a publicly announced
repurchase program	13,683	$30.44
Maximum remaining shares available to
be purchased under the announced plan	76,823

On May 19, 2005, NewMil announced its intention to repurchase 212,164, or 5%, of its outstanding shares of common stock in the open market and unsolicited negotiated transactions, including block purchases. The purpose of NewMil’s repurchase plan is to offset the future dilution from shares issued upon the exercise of stock options under NewMil's stock option plans, and for general corporate purposes. Pursuant to NewMil’s April 25, 2006 definitive agreement with Webster, NewMil has discontinued repurchasing shares.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        The annual shareholder’s meeting was held on April 26, 2006. The following matters were considered and voted on, as certified by the election officer at the annual meeting.

	Votes For	Votes Against	Votes Withheld
Director Election
Herbert E. Bullock, for 3 year term	3,257,599	40,680	-

Director Election
Kevin L. Dumas, for 3 year term	3,270,348	27,930	-

Director Election
John J. Otto, for 3 year term	3,279,416	18,863	-

Director Election
Francis J. Wiatr, for 3 year term	3,281,779	16,499	-

Ratification of
PricewaterhouseCoopers, LLP
As auditors	3,277,284	8,895	12,099

Item 5.	OTHER INFORMATION
None

Item 6.	EXHIBITS

3.1	Certificate of Incorporation of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).

3.1.1	Amendment to Certificate of Incorporation of NewMil increasing authorized shares of common stock from 6,000,000 to 20,000,000 (incorporated by reference to Registrant’s 2002 Form 10-K).

3.2	Bylaws of NewMil (incorporated by reference to Registrant’s 2002 Form 10-K).

4.1	Instruments Defining Rights of Security Holders (Included in Exhibits 3.1 and 3.2)

10.1	Intentionally Omitted.

10.2	Employment agreement with its President and CEO, Francis J. Wiatr, dated January 23, 2002 (incorporated by reference to Registrant’s 2002 Form 10-K).

10.2.1	Amendment of employment agreement with its President and CEO, Francis J. Wiatr, dated February 23, 2005 (incorporated by reference to Registrant's February 24, 2005 Form 8-K).

10.2.2	Second amendment of employment agreement with its President and CEO, Francis J. Wiatr, dated December 20, 2005 (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.3	Dividend reinvestment plan for NewMil Bancorp's shareholders (incorporated by reference to the Registrant's 1996 Form 10-K).

10.4	Intentionally Omitted.

10.5	Intentionally Omitted.

10.6	Employment agreement between NewMil Bank and Senior Vice President, William D. Starbuck dated as of November 10, 2000 (incorporated by reference to Registrant’s 2002 Form 10-K).

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

10.15	Amended Director Deferred Compensation Agreement between NewMil Bank and Director Joseph Carlson II (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.16	Amended Director Deferred Compensation Agreement between NewMil Bank and Director Kevin L. Dumas (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.17	Second Amended Director Deferred Compensation Agreement between NewMil Bank and Director Paul N. Jaber (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.18	Second Amended Director Deferred Compensation Agreement between NewMil Bank and Director Anthony M. Rizzo, Sr. (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.19	Change of Control Agreement between NewMil Bancorp, Inc. and John A. Baker (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.20	Change of Control Agreement between NewMil Bancorp, Inc. and Diane Farrell (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.21	Change of Control Agreement between NewMil Bancorp, Inc. and Thomas W. Grant III (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.22	Change of Control Agreement between NewMil Bancorp, Inc. and B. Ian McMahon (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.23	Change of Control Agreement between NewMil Bancorp, Inc. and Betty A. Pacocha (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.24	Change of Control Agreement between NewMil Bancorp, Inc. and Roberta Reed (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.25	Change of Control Agreement between NewMil Bancorp, Inc. and Terrence J. Shannon (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.26	Change of Control Agreement between NewMil Bancorp, Inc. and William D. Starbuck (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.27	Change of Control Agreement between NewMil Bancorp, Inc. and Robert J. Granata (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.28	Change of Control Agreement between NewMil Bancorp, Inc. and Virginia Dexter (incorporated by reference to Registrant's December 20, 2005 Form 8-K).

10.29	Change of Control Agreement between NewMil Bancorp, Inc. and Marlene Warren (incorporated by reference to Registrant's September 2004 Form 10-Q).

10.30	Change of Control Agreement between NewMil Bancorp, Inc. and June Walker (incorporated by reference to Registrant's December 31, 2005 2004 Form 10-K).

10.31	The Amended and Restated 1986 Stock Option and Incentive Plan for Officers and Key Employees (incorporated by reference to the Registrant's S-8 POS dated September 14, 2004). (No. 333-119142).

10.32	The Amended and Restated 1992 Stock Option Plan for Outside Directors of NewMil Bancorp, Inc. (incorporated by reference to the Registrant's S-8 POS dated September 14, 2004). (No. 333-119142).

11.1	Statement regarding Computation of Net Income Per Common Share.

31.1	Chief Executive Officer Certification Pursuant to 17 CFR 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to 17 CF 240.13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWMIL BANCORP, INC.

May 9, 2006	by /s/ Francis J. Wiatr
Francis J. Wiatr,
Chairman, President and CEO

May 9, 2006	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer