Form 10-Q
period 2006-06-30
NEWMIL BANCORP INC
filed 2006-08-09
CIK 807524

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer ྑ	Accelerated filer ☒	Non-accelerated filer ྑ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

The number of shares of Common Stock outstanding as of June 30, 2006, is 4,101,063.

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheet as of
	June 30, 2006 and December 31, 2005	3

	Consolidated Statement of Income
	for the three month and six month periods
	ended June 30, 2006 and June 30, 2005	4

	Consolidated Statement of Changes in
	Shareholders' Equity for the three month and six month
	periods ended June 30, 2006 and June 30, 2005	5

	Consolidated Statement of Cash Flows
	for the three month and six month periods ended
	June 30, 2006 and June 30, 2005	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures
	about Market Risk	28

Item 4.	Control and Procedures	29

PART II Other Information

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of matters to a vote of security holders	30
Item 5.	Other information	30
Item 6.	Exhibits	30

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(unaudited, dollars in thousands)	2006	2005
ASSETS
Cash and due from bank	$19,049	$22,495
Federal funds sold	7,987	69
Total cash and cash equivalents	27,036	22,564
Securities
Available-for-sale at market	279,050	311,873
Held-to-maturity at amortized cost
(fair value: $10,310 and $10,677)	10,206	10,470
Loans (net of allowance for loan losses: $4,900 and $4,949)	509,895	492,763
Bank premises and equipment, net	7,287	7,014
Accrued interest income	3,831	3,847
Goodwill	7,915	7,915
Intangible assets (net of accumulated amortization: $1,276 and $1,227)	129	178
Other assets	18,711	16,367
Total Assets	$864,060	$872,991

LIABILITIES and SHAREHOLDERS' EQUITY
Deposits
Demand (non-interest bearing)	$79,677	$77,383
NOW accounts	77,036	82,400
Money market	114,505	146,007
Savings and other	95,266	88,142
Certificates of deposit	256,030	222,063
Total deposits	622,514	615,995
Federal Home Loan Bank advances	165,988	174,266
Repurchase agreements	10,265	15,491
Long-term debt	9,896	9,866
Accrued interest and other liabilities	2,903	4,357
Total Liabilities	811,566	819,975
Commitments and contingencies	-	-
Shareholders' Equity
Common stock - $.50 per share par value
Authorized: 20,000,000
Shares issued: 5,990,138	2,995	2,995
Paid-in capital	43,109	42,616
Retained earnings	41,409	39,092
Accumulated other comprehensive (loss) income, net	(5,691)	(2,602)
Treasury stock, at cost: 1,888,445 and 1,904,158 shares	(29,328)	(29,085)
Total Shareholders' Equity	52,494	53,016
Total Liabilities and Shareholders' Equity	$864,060	$872,991

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
(dollars in thousands except per share amounts)	2006	2005	2006	2005
Interest and dividend income
Interest and fees on loans	$8,181	$6,994	$15,848	$13,731
Interest and dividends on securities
and federal funds sold:
Interest on taxable securities	2,743	2,341	5,578	4,640
Interest on non-taxable securities	499	349	998	526
Interest on federal funds sold	22	12	37	194
Dividends on securities	19	140	259	24
Total interest and dividend income	11,464	9,836	22,720	19,115
Interest expense
Deposits	3,036	2,165	5,815	4,039
FHLB Advances	2,123	902	4,089	1,532
Repurchase agreements	34	43	86	83
Long-term debt	175	175	350	350
Total interest expense	5,368	3,285	10,340	6,004
Net interest and dividend income	6,096	6,551	12,380	13,111
Provision for loan losses	-	-	-	-
Net interest and dividend income
after provision for loan losses	6,096	6,551	12,380	13,111
Non-interest income
Service charges on deposit accounts	695	741	1,351	1,443
Gains on sales of mortgage loans, net	47	39	58	91
Gain on sale of OREO, net	-	65	200	65
Loan servicing fees	5	8	11	15
Other	201	188	393	374
Total non-interest income	948	1,041	2,013	1,988
Non-interest expense
Salaries and employee benefits	2,059	2,441	4,478	4,753
Occupancy	465	427	883	860
Equipment	377	356	750	710
Marketing	72	81	139	148
Merger related	369	-	369	-
Postage and telecommunications	162	145	307	278
Printing and office supplies	93	113	190	217
Professional, collections and OREO	188	188	370	414
Service bureau	96	97	188	190
Amortization of intangibles	24	36	49	73
Other	511	536	1,000	1,032
Total non-interest expense	4,416	4,420	8,723	8,675
Income before income taxes	2,628	3,172	5,670	6,424
Income tax provision	735	923	1,559	1,940
Net income	$1,893	$2,249	$4,111	$4,484
Per common share
Diluted earnings	$0.45	$0.53	$0.99	$1.04
Basic earnings	0.46	0.53	1.01	1.07
Cash dividends	0.22	0.20	0.44	0.40

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
						Accumulated
						other comp-	Total
						rehensive	share-
	Common Stock		Paid-in	Retained	Treasury	(loss)	holders'
(unaudited, dollars in thousands)	Shares	Amount	capital	earnings	stock	income	equity
Balances at
December 31, 2004	5,990,138	$2,995	$41,957	$33,514	$(23,556)	$703	$55,613
Net income for period	-	-	-	4,484	-	-	4,484
Net unrealized loss on
securities available-for-sale,
net of taxes	-	-	-	-	-	(676)	(676)
Total comprehensive income							3,808
Cash dividends paid	-	-	-	(1,692)	-	-	(1,692)
Exercise of stock options	-	-	151	-	672	-	823
Tax benefit from exercise of
non-qualified stock options	-	-	391	-	-	-	391
Common stock repurchased	-	-	-	-	(4,402)	-	(4,402)
Balances at June 30, 2005	5,990,138	$2,995	$42,499	$36,306	$(27,286)	$27	$54,541
Balances at
December 31, 2005	5,990,138	$2,995	$42,616	$39,092	$(29,085)	$(2,602)	$53,016
Net income for period	-	-	-	4,111	-	-	4,111
Net unrealized loss on
securities available-for-sale,
net of taxes	-	-	-	-	-	(3,089)	(3,089)
Total comprehensive income							1,022
Cash dividends paid	-	-	-	(1,794)	-	-	(1,794)
Common stock issued	-	-	29	-	10	-	39
Exercise of stock options	-	-	348	-	216	-	564
Tax benefit from exercise of
non-qualified stock options	-	-	116	-	-	-	116
Common stock repurchased	-	-	-	-	(469)	-	(469)
Balances at June 30, 2006	5,990,138	$2,995	$43,109	$41,409	$(29,328)	$(5,691)	$52,494

See accompanying notes to consolidated financial statements.

NewMil Bancorp, Inc. and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended
	June 30,
(unaudited, dollars in thousands)	2006	2005
Operating Activities
Net income	$4,111	$4,484
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	-	-
Depreciation and amortization of bank premises and equipment	422	426
Amortization of intangible assets	49	73
Amortization of issuance cost of long term debt	30	30
Amortization and accretion of securities
premiums and (discounts), net	91	100
Gain on sale of OREO, net	(200)	-
Gains on sales of mortgage loans, net	(58)	(91)
Mortgage loans originated for sale	(3,577)	(5,090)
Proceeds from sales of mortgage loans	3,635	5,181
Tax benefit from exercise of non-qualified stock options	116	391
Deferred income tax provision	(382)	(245)
Increase in BOLI cash surrender values	(207)	(198)
Decrease (increase) in accrued interest income	16	(42)
Increase in other liabilities	(1,158)	(262)
Increase in other assets, net	(163)	(273)
Net cash provided by operating activities	2,725	4,484
Investing Activities
Purchases of mortgage backed securities available-for-sale	-	(42,784)
Purchases of other securities available-for-sale	(5,231)	(51,208)
Proceeds from maturities and principal repayments of securities	10,570	30,052
Principal collected on mortgage-backed securities	22,679	15,212
Loan advances, net	(17,132)	(13,595)
Proceeds on sale of OREO	200	-
Purchases of bank premises and equipment, net	(696)	(308)
Net cash provided (utilized) by investing activities	10,390	(62,631)
Financing Activities
Net increase in deposits	6,519	16,567
Net decrease in repurchase agreements	(5,225)	(732)
Net (decrease) increase in FHLB borrowings	(8,278)	53,181
Common stock repurchased	(468)	(4,402)
Issuance of common stock	39
Cash dividends paid	(1,794)	(1,692)
Proceeds from exercise of stock options	564	823
Net cash (utilized) provided by financing activities	(8,643)	63,745
Increase in cash and cash equivalents	4,472	5,598
Cash and cash equivalents, beginning of period	22,564	18,493
Cash and cash equivalents, end of period	$27,036	$24,091
Cash paid during period
Interest to depositors	$5,853	$4,001
Interest on borrowings	4,491	1,826
Income taxes	1,800	1,900
Non-Cash Transfers
From Loans to OREO	-	73

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

Certain financial information, which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto included in NewMil's Annual Report for the period ended December 31, 2005.

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

Impact of New Accounting Pronouncements Issued but not Currently Effective

In July of 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FAS 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. Management does not believe that the adoption of FIN 48 will have a material impact on NewMil's consolidated financial statements.

In March of 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140 with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement requires entities to recognize a servicing asset or servicing liability in situations in which it undertakes an obligation to service a ӿnancial asset. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value and it permits an entity to choose either of two methods, the amortization method or the fair value measurement method, for subsequent measurement of servicing assets and servicing liabilities. SFAS No. 156 also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

NOTE 2 - SECURITIES

Securities classified as available-for-sale (carried at fair value) were as follows:
		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
June 30, 2006
U.S. Government Agency notes
Within 1 year	$14,917	$-	$83	$15,000
After 1 year but within 5 years	9,735	-	265	10,000
Municipal bonds
Within 1 year	98	-	2	100
After 1 year but within 5 years	47	-	3	50
After 5 years but within 10 years	4,227	-	158	4,385
After 10 years but within 15 years	29,567	-	1,181	30,748
After 15 years	5,548	-	226	5,774
Mortgage backed securities	196,042	201	6,705	202,546
Collateralized mortgage obligations	8,047	34	235	8,248
Total debt securities	268,228	235	8,858	276,851
Federal Home Loan Bank stock and other	10,822	-	-	10,822
Total securities available-for-sale	$279,050	$235	$8,858	$287,673

		Gross	Gross
	Estimated	unrealized	unrealized	Amortized
(in thousands)	fair value	gains	losses	cost
December 31, 2005
U.S. Government Agency notes
Within 1 year	$14,805	$-	$195	$15,000
After 1 year but within 5 years	9,747	-	253	10,000
Municipal bonds
After 1 year but within 5 years	146	-	4	150
After 5 years but within 10 years	1,277	-	28	1,305
After 10 years but within 15 years	29,366	21	538	29,883
After 15 years	9,578	5	158	9,731
Mortgage backed securities	217,831	488	3,202	220,545
Collateralized mortgage obligations	8,636	37	115	8,714
Total debt securities	291,386	551	4,493	295,328
Auction rate preferred stock	10,599	-	-	10,599
Federal Home Loan Bank stock and other	9,888	-	-	9,888
Total securities available-for-sale	$311,873	$551	$4,493	$315,815

Securities classified as held-to-maturity (carried at amortized cost) were as follows:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
(in thousands)	cost	gains	losses	fair value
June 30, 2006
Municipal bonds
After 1 year but within 5 years	$451	$4	$-	$455
After 5 years but within 10 years	6,926	66	-	6,992
After 10 years but within 15 years	1,624	11	-	1,635
Mortgage backed securities	1,205	23	-	1,228
Total securities held-to-maturity	$10,206	$104	$-	$10,310
December 31, 2005
Municipal bonds
After 1 year but within 5 years	$451	$10	$-	$461
After 5 years but within 10 years	5,463	102	-	5,565
After 10 years within 15 years	3,093	46	-	3,139
Mortgage backed securities	1,463	49	-	1,512
Total securities held-to-maturity	$10,470	$207	$-	$10,677

The following table summarizes, for all securities in an unrealized loss position at June 30, 2006, the aggregate fair value, gross unrealized loss, and number of securities that have been continuously in an unrealized loss position for less than and greater than twelve months:

June 30, 2006		Estimated	Unrealized
(in thousands)	Number	fair value	losses
Less than 12 Months
Municipal Bonds	60	$26,327	$950
Mortgage backed securities	23	113,340	3,806
Collateralized mortgage backed securities	2	7,841	235
Total Temporarily impaired securities	85	$147,508	$4,991

June 30, 2006		Estimated	Unrealized
(in thousands)	Number	fair value	losses
More than 12 Months
U.S. Government Agency notes	4	$24,652	$348
Municipal Bonds	27	12,854	620
Mortgage backed securities	15	72,988	2,899
Total Temporarily impaired securities	46	$110,494	$3,867

The majority of debt securities reported in an unrealized loss position at June 30, 2006 were purchased during periods when interest rates were lower than current market levels. The increase in interest rates since the time of purchase has resulted in a decline in market value for these debt securities. NewMil believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements, and does not consider full repayment of principal on the reported debt obligations to be at risk. As of June 30, 2006 forty-six debt securities had an unrealized loss position for more than one year, and the largest loss percentage of any single holding was 6.1% of its amortized cost. NewMil has the intent and ability to hold these securities to maturity.

At June 30, 2006 securities with a carrying value and market value of $5.5 million and $5.6 million, respectively, were pledged as collateral against public funds and securities with a carrying value and market value of $20.8 million and $20.8 million, respectively, were pledged as collateral against repurchase agreements. Securities with a carrying value and market value of $10.8 million and $10.9 million, respectively, were pledged as collateral for Treasury, tax and loan payments as well as possible Federal Reserve discount window borrowings. Also securities with a carrying value and market value of $18.1 million and $18.1 million, respectively, were pledged as collateral for FHLB borrowings.

NOTE 3 - LOANS

The composition of the loan portfolio is as follows:
	June 30,	December 31,
(in thousands)	2006	2005
Real estate mortgages
1-to-4 family residential	$308,809	$293,468
5-or-more family residential	5,180	5,687
Commercial	129,115	130,716
Land & land development	5,373	3,443
Home equity credit	39,041	37,679
Commercial & industrial	24,919	24,491
Installment & other	1,681	1,658
Total loans, gross	514,118	497,142
Deferred loan origination fees, costs and purchase premium, net	677	570
Allowance for loan losses	(4,900)	(4,949)
Total loans, net	$509,895	$492,763

Impaired loans
	June 30,	December 31,
(in thousands)	2006	2005
With no valuation allowance	$1,191	$1,225
With valuation allowance	125	289
Total impaired loans	$1,316	$1,514
Valuation allowance	$100	$33

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

Changes in the allowance for loan losses during the six-month periods ended June 30, are as follows:

	June 30,
(in thousands)	2006	2005
Balance, beginning of period	$4,949	$5,048
Provision for losses	-	-
Charge-offs	(65)	(88)
Recoveries	16	21
Balance, end of period	$4,900	$4,981

NOTE 4 - NON-PERFORMING ASSETS

The components of non-performing assets are as follows:

	June 30,	December 31,
(in thousands)	2006	2005
Non-accrual loans	$284	$289
Accruing loans past due 90 days or more	1,287	1,301
Accruing troubled debt restructured loans	-	-
Total non-performing loans	1,571	1,590
Real estate acquired in settlement of loans	-	-
Total non-performing assets	$1,571	$1,590

Real estate acquired in settlement of loans consists of collateral acquired through foreclosure, forgiveness of debt or otherwise in lieu of debt.

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

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Basic	4,083	4,208	4,080	4,205
Effect of dilutive stock options	94	67	83	93
Diluted	4,177	4,275	4,163	4,298

NOTE 6 - COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Net income	$1,893	$2,249	$4,111	$4,484
Net unrealized (losses) gains on
securities available-for-sale during period	(1,437)	1,636	(3,089)	(676)
Comprehensive income	$456	$3,885	$1,022	$3,808

The components of other comprehensive income (loss), and related tax effects are as follows:

	Before	Tax	Net of
	tax	(expense)	tax
(in thousands)	amount	benefit	amount
Three months ended June 30, 2006
Net unrealized losses on securities
available-for-sale arising during the period	$(2,178)	$741	$(1,437)
Net unrealized losses on securities during period	$(2,178)	$741	$(1,437)
Three months ended June 30, 2005
Net unrealized gains on securities
available-for-sale arising during the period	$2,478	$(843)	$1,635
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	2	(1)	1
Net unrealized gains on securities during period	$2,480	$(844)	$1,636

Six months ended June 30, 2006
Net unrealized losses on securities
available-for-sale arising during the period	$(4,681)	$1,592	$(3,089)
Net unrealized losses on securities during period	$(4,681)	$1,592	$(3,089)
Six months ended June 30, 2005
Net unrealized losses on securities
available-for-sale arising during the period	$(1,027)	$349	$(678)
Accretion of unrealized gain on securities transferred from
available-for-sale to held-to-maturity	3	(1)	2
Net unrealized losses on securities during period	$(1,024)	$348	$(676)

NOTE 7 - INCOME TAXES

The components of the income tax provision are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Federal	$908	$1,078	$1,942	$2,185
State	-	-	-	-
Total Current provision	908	1,078	1,942	2,185
Federal	(173)	(155)	(383)	(245)
State	-	-	-	-
Total Deferred benefit	(173)	(155)	(383)	(245)
Income tax provision	$735	$923	$1,559	$1,940

Connecticut tax legislation permits banks to shelter certain mortgage income from the Connecticut corporation business tax through the use of a special purpose entity called a passive investment company (“PIC”). In accordance with this legislation, in 1999 NewMil formed a PIC, NewMil Mortgage Company. NewMil's effective tax rates for the six month periods ended June 30, 2006 and 2005 are 27.5% and 30.2%, respectively, and reflect the full impact of the Connecticut legislation. NewMil does not expect to pay state income tax in the foreseeable future unless there is a change in the State of Connecticut corporate tax law.

NOTE 8 - SHAREHOLDERS' EQUITY

Capital Requirements

NewMil and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. The Bank was classified at its most recent notification as "well capitalized". NewMil and the Bank's regulatory capital ratios at June 30, 2006 are as follows:

	NewMil	Bank
Leverage ratio	7.02%	6.96%
Tier I risk-based ratio	12.67	12.57
Total risk-based ratio	13.71	13.60

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

Effective January 1, 2006, NewMil adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments”, using the modified prospective application method. Under this transition method, compensation cost recognized for the three and six months ended June 30, 2006, includes the applicable amounts of (a) compensation cost of all stock-based payments granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in pro-forma footnote disclosures), and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006 (based upon the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R)). The fair value of stock option grants will be estimated at the date of the grant using the Black-Scholes multiple option pricing model. As of December 31, 2005 all stock options were fully vested. During the three and six months ended June 30, 2006, no stock options were granted. No compensation expense was recorded during the three and six months ended June 30, 2006, therefore, there was no impact during the current period quarter. Results for periods prior to January 1, 2006 have not been restated.

The following table summarizes option activity during the period:

			Weighted
	Number	Weighted	Average	Aggregate
	of options	Average	Remaining	Intrinsic
($ in thousands)	outstanding	exercise price	Contractual Life	Value
December 31, 2005	287,382	21.90
Granted	-	-
Exercised	(29,841)	18.89
Expired	(350)	17.05
June 30, 2006	257,191	22.25
Options outstanding and
exercisable at
June 30, 2006	257,191	22.25	6.4	$4,557

The amounts of stock-based compensation expense recognized in the periods presented are as follows (June 30, 2005 compensation expense is presented and illustrates the pro-forma effect on income):

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2006	2005	2006	2005
Stock-based compensation expense	$-	$-	$-	$402

Under the modified prospective application method, results for periods prior to January 1, 2006, have not been restated to reflect the effects of implementing SFAS No. 123(R). The following pro-forma information, as required by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”, is presented for comparative purposes and illustrates the pro-forma effect on income and related earnings per share for the three and six month periods ended June 30, 2005, as if NewMil had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation for that period:

	Three months ended	Six months ended
	June 30,	June 30,
(net income in thousands)	2005	2005
As reported
Net income	$2,249	$4,484
Earnings per share, diluted	0.53	1.04
Earnings per share, basic	0.53	1.07
Pro forma
Net income	2,249	4,106
Earnings per share, diluted	0.53	0.96
Earnings per share, basic	0.53	0.98
Stock-based employee compensation
cost, net of related taxes, included
in net income
As reported	-	-
Pro forma	-	378

NOTE 11 - RETIREMENT PLANS

NewMil has retirement plans, which are described more fully in Note 9 (Retirement Plans) to the Consolidated Financial Statements in NewMil's 2005 Form 10-K. NewMil has a non-contributory defined benefit pension plan (the "Pension Plan") covering all eligible employees. The following are components of net periodic benefit (income) cost for NewMil’s Pension Plan:

	Three months ended		Six months ended
(in thousands)	2006	2005	2006	2005
Components of net periodic cost:
Service cost	$-	$-	$-	$-
Interest cost	95	96	190	191
Expected return on plan assets	(129)	(122)	(258)	(244)
Amortization of prior service cost	3	3	6	6
Amortization of unrecognized net loss	-	1	-	2
Amortization of net transition obligation	-	-	-	-
Net periodic benefit (income) cost	$(31)	$(22)	$(62)	$(45)

During the second quarter of 2006 NewMil terminated its post retirement health care and life insurance benefits for eligible retirees and eligible employees, from which it realized a net benefit of $364,000, that is included in salaries and benefits expense. NewMil distributed $353,000 to participants that reached certain age and years of service criteria. It is accounted for as a settlement under the terms of FAS 88.

The following reflects the change in benefit obligation during the period:

(in thousands)
Benefit obligation as of December 31, 2005	$886
Service cost	4
Interest cost	17
Benefits paid	(5)
Experience (gains)	(35)
Impact of settlement	(514)
Impact of cashouts	(353)
Benefit obligation as of April 30, 2006	$-

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

For the three-month periods ended June 30, 2006 and 2005

Overview

NewMil’s diluted earnings per share decreased 9% to $0.45 for the second quarter ended June 30, 2006 from $0.53 for the second quarter ended June 30, 2005. Net income for the quarter decreased 16% to $1.9 million compared to $2.2 million for second quarter of 2005.

NewMil’s results for the second quarter of 2006 reflect a change in investment portfolio strategy in preparation for the previously announced merger with Webster Financial Corporation (“Webster”), the absence of any Federal Home Loan Bank of Boston (“FHLBB”) dividend income for the quarter, the challenging interest rate environment affecting the entire banking industry and from charges incurred in connection with the pending merger with Webster. Merger expenses amounted to $369,000, or $0.06 per share, net of taxes, for the period. Positively impacting the period was a gain of $364,000 arising from the termination of post retirement health care and life insurance benefits. Net interest income was $6.1 million for the quarter as compared with $6.3 million in the first quarter of 2006 and $6.6 million in the second quarter of 2005. Taxable equivalent net interest income was $6.3 million for the quarter compared with $6.6 million in the first quarter of 2006 and $6.8 million in the second quarter of 2005.

During the quarter the FHLBB changed its policy for dividend declarations such that the dividend based on net income for the second quarter of 2006 is not expected to be declared until the third quarter of 2006. In the first quarter NewMil recognized dividend income of $132,000, or $0.03 per share, net of taxes, based on average FHLBB shares outstanding of $10.2 million for the quarter. NewMil had average FHLBB shares of $10.6 million for the second quarter.

Non-interest income was $0.9 million for the quarter, as compared with $1.0 million for the second quarter of 2005, which included a gain of $65,000 from the sale of OREO. Non-interest expense was $4.4 million for the quarter and was substantially unchanged when compared with the prior year period. During the quarter NewMil incurred $369,000 of expenses related to the merger with Webster Bank. NewMil’s effective tax rate for the quarter decreased to 28.0% compared with 29.1% for second quarter of 2005 due primarily to increased holdings of tax-exempt securities.

Analysis of net interest and dividend income (FTE)

NewMil’s net interest margin was 3.08% for the quarter compared to 3.19% in the first quarter of 2006 and 3.61% in the second quarter of 2005. The compression in the net interest margin was mostly due to the rise in short term rates and the prolonged flatness of the yield curve, which has reduced the gap between short- and intermediate-term interest rates and the spread between what banks earn on loans and securities and pay on deposits and borrowings. Also contributing to the year-over-year decrease in the net interest margin were reduced spreads on new loans and securities as a result of an intensely competitive market, an increase in the mix of securities in relation to total earning assets and the rise in short term borrowing costs, the absence of FHLBB dividend income for the quarter, and, to a lesser extent to other changes in the mix of earning assets and funding liabilities, asset and liability growth, and the impact of asset and liability re-pricing. During the last twelve-months the Federal Funds Target Rate has risen by 200 basis points, while the yield on the 5-year US Treasury Note has risen by 139 basis points. During the last twenty-four months the Federal

Funds Target Rate has risen by 425 basis points while the yield on the 5-year US Treasury Note has risen by 133 basis points.

In past quarters NewMil has sought to offset this effect by growing earning assets. However, during the current quarter average earning assets declined $5.7 million, or 1.9%, over the first quarter of 2006, but were up $72.6 million, or 9.7%, over the second quarter of 2005. FTE net interest and dividend income decreased $0.4 million for the quarter ended June 30, 2006 as compared with the prior year period. Average total borrowings and interest bearing deposits increased $66.4 million, or 52.8% over the prior year period.

The following table sets forth the components of NewMil's FTE net interest income and FTE yields on average interest-earning assets and interest-bearing funds.

Three months ended June 30,	Average		Income/		Average
	Balance		Expense		Yield/Rate
(in thousands)	2006	2005	2006	2005	2006	2005
Loans (a)	$515,973	$487,912	$8,181	$6,994	6.34%	5.73%
Mortgage backed securities (b)	208,313	171,583	2,456	1,986	4.72	4.63
Other securities (b)(c)(d)	97,928	90,110	1,059	1,068	4.33	4.74
Total earning assets	822,214	749,605	11,696	10,048	5.69	5.36
Other assets	41,070	45,148
Total assets	$863,284	$794,753

NOW accounts	$77,639	$81,510	41	41	0.21	0.20
Money market accounts	127,106	149,946	545	493	1.75	1.32
Savings & other	93,171	85,727	306	121	1.31	0.57
Certificates of deposit	234,317	213,885	2,144	1,510	3.66	2.82
Total interest-bearing deposits	532,233	531,068	3,036	2,165	2.28	1.63
FHLB advances & other	192,242	125,828	2,157	945	4.49	3.00
Long term debt	9,889	9,829	175	175	7.08	7.12
Total interest-bearing funds	734,364	666,725	5,368	3,285	2.92	1.97
Demand deposits	73,076	69,619
Other liabilities	3,202	3,347
Shareholders' equity	52,642	55,062
Total liabilities &
shareholders' equity	$863,284	$794,753

Net interest income			$6,328	$6,763
Spread on interest-bearing funds					2.77	3.39
Net interest margin (e)					3.08	3.61

(a)	Includes non-accrual loans.
(b)	Average balances of investments are based on historical cost.
(c)	Includes interest-bearing deposits in other banks and federal funds sold.
(d)	Includes tax benefits of $232,000 and $212,000, respectively for periods 2006 and 2005 on tax-exempt securities whose income and yields are calculated on an FTE basis.
(e)	FTE net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Three months ended June 30,	2006 versus 2005
(in thousands)	Change in interest due to
	Volume (1)	Rate(1)	Net
Interest-earning assets:
Loans	$417	$770	$1,187
Mortgage backed securities	432	38	470
Other securities	89	(98)	(9)
Total	938	710	1,648
Interest-bearing liabilities:
Deposits	5	866	871
FHLB advances & other	626	586	1,212
Long term debt	-	-	-
Total	631	1,452	2,083
Net change to interest income	$307	$(742)	$(435)
(1) Changes attributable to rate/volume are allocated proportionately to both rate and volume.

Interest income (FTE)

Total interest and dividend income increased $1.6 million to $11.7 million for the quarter ended June 30, 2006, as compared with $10.0 million for the same period a year ago. Loan income increased $1.2 million, or 14.5%, primarily as a result of higher yields and volume during the period. Average loans grew by $28.1 million, or 5.8%. The increase in the average loan yield, up 61 basis points, resulted from higher interest rates in 2006 and their effect on loan re-pricing and loan re-financing activity.

Investment income increased $0.5 million, or 15.1%, over the prior year period, as a result of higher average volume and by higher yields due to portfolio re-pricing, offset in part by the absence of FHLBB dividend income for the quarter, as compared with $99,000 for the prior year period. Average securities grew by $44.5 million, or 17.0%.

Interest expense

Interest expense for the quarter ended June 30, 2006 increased $2.1 million, or 34.7%, as compared with the prior year period as a result of increases in interest rates paid and higher average interest bearing deposits and average borrowings.

Deposit expense increased $0.9 million, or 21.6%, as a result of higher deposit rates and a slight increase in average deposit levels, and changes in deposit mix. Average interest bearing deposits increased $1.2 million. The average cost of interest-bearing deposits increased 65 basis points to 2.28%.

Interest expense on FHLB advances and other borrowings increased $1.2 million, or 128.3%, primarily due to higher average FHLB advances, up $66.4 million, and a rise in borrowing rates, up 149 basis points to 4.49%, over the period.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the quarters ending June 30, 2006 and 2005. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses, which have averaged less than 1% on an annual basis, each of the past three years. These factors, offset by loan portfolio growth, have enabled NewMil to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. The following table sets forth key ratios for the periods presented.

	June 30,	December 31,	June 30,
	2006	2005	2005
Ratio of allowance for loan losses:
to non-performing loans	311.90%	311.26%	1778.93%
to total gross loans	0.95	0.99	1.01
Ratio of non-performing loans
to total loans	0.31	0.32	0.06
Ratio of past-due loans
to total loans	0.80	0.85	0.82

As of June 30, 2006 the ratio of the allowance for loan losses to total gross loans decreased slightly to 0.95%, compared with 0.99% at December 31, 2005 and 1.01% at June 30, 2005. The decline was primarily due to the growth in residential one-to-four family residential mortgages, which exhibit lower reserve requirements. The ratio of non-performing loans to total loans continued to remain historically low, at 0.31% as of June 30, 2006, compared with 0.32% as of December 31, 2005 and 0.06% as of June 30, 2005. The ratio of past due loans (including non-performing loans) to total loans also remained at a low level of 0.80% as of June 30, 2006 compared with 0.85% as of December 31, 2005 and 0.82% as of June 30, 2005. During the six month period ended June 30, 2006, non-performing loans decreased $19,000. For additional discussion on loan quality see "Non-Performing Assets".

NewMil determines its allowance and provisions for loan losses based upon a detailed evaluation of the loan portfolio through a process which considers numerous factors, including estimated credit losses based upon internal and external portfolio reviews, delinquency levels and trends, estimates of the current value of underlying collateral, concentrations, portfolio volume and mix, changes in lending policy, current economic conditions and historical loan loss experience over a 10-to-15 year economic cycle. Determining the level of the allowance at any given period is difficult, particularly during deteriorating or uncertain economic periods, and therefore management takes a relatively long view of loan loss asset quality measures. Management must make estimates using assumptions and information that are often subjective and changing rapidly. The review of the loan portfolio is a continuing event in the light of a changing economy and the dynamics of the banking and regulatory environment. In management's judgment NewMil remains adequately reserved both against total loans and non-performing loans at June 30, 2006.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies could require the Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination. The Bank was last examined by the FDIC in July 2005 and by the State of Connecticut’s Department of Banking in July 2004 and no additions to the allowance were requested as a result of these examinations.

Non-interest income

The following table details the principal categories of non-interest income.

	June 30,
(in thousands)	2006	2005	Change
Service charges on deposit accounts	$695	$741	$(46)	(6.2)%
Gains on sales of mortgage loans, net	47	39	8	20.5
Gain on sale of OREO, net	-	65	(65)	(100.0)
Loan servicing	5	8	(3)	(37.5)
Increase in cash surrender value of bank-owned
life insurance	99	95	4	4.2
Other	102	93	9	9.7
Total non-interest income	$948	$1,041	$(93)	(8.9)%

The decrease in non-interest income for the quarter ended June 30, 2006 as compared to the prior year period principally resulted from the inclusion of a gain on sale of OREO in the 2005 period, and a decrease in deposit account service charge revenue the 2006 period. Income from bank-owned life insurance increased slightly when compared to the prior year period. The increase in gains on sales of mortgage loans during the 2006 period was due to slightly higher loan volume. The Bank originated and sold $2.9 million in residential loans during the 2006 period versus $2.4 million during the 2005 period. Loans originated for sale are sold with servicing rights released on an individual basis at commitment.

Operating expenses

The following table details the principal categories of operating expenses.

	June 30,
(in thousands)	2006	2005	Change
Salaries and employee benefits	$2,059	$2,441	$(382)	(15.6)%
Occupancy	465	427	38	8.9
Equipment	377	356	21	5.9
Professional, collections and OREO	188	188	-	-
Postage and telecommunications	162	145	17	11.7
Printing and office supplies	93	113	(20)	(17.7)
Marketing	72	81	(9)	(11.1)
Merger related	369	-	369	100.0
Service bureau	96	97	(1)	(1.0)
Amortization of intangibles	24	36	(12)	(33.3)
Other	511	536	(25)	(4.7)
Total operating expenses	$4,416	$4,420	$(4)	(0.1)%

Salaries and employee benefits expense for the quarter ended June 30, 2006 includes a gain of $364,000 arising from the termination of post retirement health care and life insurance benefits to certain eligible employees and retirees. During the quarter NewMil terminated its plan and distributed $353,000 to participants that reached certain age and year of service criteria. Excluding this gain, salaries and employee benefits expense decreased $18,000, or 0.7%, for the quarter as compared to the prior year period. This decrease was primarily due to decreases in the bonus accrual, health benefit expense and other benefit costs, offset in part by higher wages and salaries, and payroll and related taxes. Occupancy expense increased during 2006 primarily due to higher rent and utilities, following the opening of the Shelton office in August 2005. The increase in equipment expense was due to increases in depreciation and equipment rental. Postage and telecommunications costs increased primarily due to an increase in the number of accounts serviced coupled with an increase in the postage rate during the 2006 period. Merger expenses relate to charges incurred in connection to the previously announced proposed merger with Webster Financial Corporation. Amortization of intangibles expense declined during the 2006 period as compared with the prior year period. The decrease in other expenses relates to normal fluctuations in all other operating expense categories.

Income taxes

Net income for the quarter included an income tax provision of $0.7 million representing a 28.0% effective rate, as compared with a provision of $0.9 million a year ago, representing a 29.1% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other rtax advantaged investments. Over the past year NewMil increased its holdings of tax-exempt municipal bonds and purchased auction rate preferred stock, which lowered the effective tax rate.

RESULTS OF OPERATIONS

For the six-month periods ended June 30, 2006 and 2005

Overview

NewMil earned net income of $4.1 million, or $0.99 cents per share (diluted), for the six months ended June 30, 2006 as compared with $4.5 million, or $1.04 cents per share (diluted), for the prior year period. The decrease was caused by a variety of factors, the change in investment portfolio strategy in preparation for the previously announced merger with Webster Financial Corporation (“Webster”), the absence of any FHLBB dividend income in the second quarter, charges incurred in connection with the pending merger with Webster amounting to $369,000, $0.06 per share, net of taxes, and a 55 basis point decrease in the net interest margin to 3.13% from 3.68%, which outpaced a $96.2 million increase in average earning assets. Tax equivalent net interest income decreased $0.5 million in the 2006 period. Non-interest income increased $25,000, while non-interest expense increased $48,000 for the first six months of 2006.

During the second quarter the FHLBB changed its policy for dividend declarations such that the dividend based on net income for the second quarter of 2006 is not expected to be declared until the third quarter of 2006. In the first quarter NewMil recognized dividend income of $132,000, or $0.03 per share, net of taxes, based on average FHLBB shares outstanding of $10.2 million for the quarter. NewMil had average FHLBB shares of $10.6 million for the second quarter.

Analysis of net interest and dividend income (FTE)

Net interest and dividend income decreased $0.5 million for the six months ended June 30, 2006 as compared with the prior year period. The decrease in net interest income resulted primarily from a decrease in the net interest margin offset somewhat by the growth in average earning assets. The net interest margin decreased 55 basis points to 3.13% from 3.68% over the prior period. The change in the net interest margin was due to the changes in the mix of earning assets and funding liabilities, asset and liability growth, changes in market interest rates, the absence of FHLBB dividend income in the second quarter, and the impact of asset and liability re-pricing. Average earning assets increased $96.2 million, or 13.2%, over the prior year period. Average total interest bearing deposits and borrowings increased $90.2 million, or 13.9% over the prior year period. The following table sets forth the components of NewMil's net interest income and yields on average interest-earning assets and interest-bearing funds. Income and yields on tax-exempt securities are presented on a fully taxable equivalent basis.

Six months ended June 30,	Average		Income/		Average
	Balance		Expense		Yield/Rate
(in thousands)	2006	2005	2006	2005	2006	2005
Loans (a)	$509,701	$484,980	$15,848	$13,731	6.22%	5.66%
Mortgage backed securities (b)	213,109	162,056	5,001	3,773	4.69	4.66
Other securities (b)(c)(d)	102,254	81,861	2,416	1,926	4.73	4.71
Total earning assets	825,064	728,897	23,265	19,430	5.64	5.33
Other assets	41,722	45,730
Total assets	$866,786	$774,627

NOW accounts	$77,038	$81,945	79	90	0.21	0.22
Money market accounts	134,719	149,533	1,149	882	1.71	1.18
Savings & other	90,597	85,342	536	258	1.18	0.61
Certificates of deposit	229,398	208,576	4,051	2,809	3.53	2.69
Total interest-bearing deposits	531,752	525,396	5,815	4,039	2.19	1.54
FHLB advances & other	195,968	112,185	4,175	1,615	4.26	2.88
Long term debt	9,881	9,821	350	350	7.08	7.13
Total interest-bearing funds	737,601	647,402	10,340	6,004	2.80	1.86
Demand deposits	72,639	68,417
Other liabilities	3,833	3,482
Shareholders' equity	52,713	55,326
Total liabilities &
shareholders' equity	$866,786	$774,627

Net interest income			$12,925	$13,426
Spread on interest-bearing funds					2.84	3.47
Net interest margin (e)					3.13	3.68

(a)	Includes non-accrual loans.
(b)	Average balances of investments are based on historical cost.
(c)	Includes interest-bearing deposits in other banks and federal funds sold.
(d)	Includes tax benefits of $545,000 and $315,000, respectively for periods 2006 and 2005 on tax-exempt securities whose income and yields are calculated on an FTE basis.
(e)	FTE net interest income divided by average interest-earning assets.

The following table sets forth the changes in FTE interest due to volume and rate.

Six months ended June 30,	2006 versus 2005
(in thousands)	Change in interest due to
	Volume (1)	Rate (1)	Net
Interest-earning assets:
Loans	$723	$1,394	$2,117
Mortgage backed securities	1,198	30	1,228
Other securities	482	8	490
Total	2,403	1,432	3,835
Interest-bearing liabilities:
Deposits	48	1,728	1,776
FHLB advances & other	1,559	1,001	2,560
Long term debt	-	-	-
Total	1,607	2,729	4,336
Net change to interest income	$796	$(1,297)	$(501)
(1) Changes attributable to rate/volume are allocated proportionately to both rate and volume.

Interest income (FTE)

Total interest and dividend income increased $3.8 million to $23.3 million for the six months ended June 30, 2006, as compared with $19.4 million for the same period a year ago. Loan income increased $2.1 million, or 15.4%, primarily as a result of higher yields and volume during the period. Average loans increased $24.7 million, or 5.1%. The increase in the average loan yield, up 56 basis points, was caused by higher interest rates in 2006 and their effect on loan re-pricing and loan re-financing activity.

Investment income increased $1.7 million, or 30.1%, as a result of higher average volume and by higher yields due to portfolio re-pricing. Average securities increased $71.4 million, or 29.3%.

Interest expense

Interest expense for the six months ended June 30, 2006 increased $4.3 million, or 72.2%, as compared with the prior year period as a result of increases in interest rates paid and higher average interest bearing deposits and average borrowings. Deposit expense increased $1.8 million, or 44.0%, as a result of higher deposit rates and by an increase in average deposit levels, and changes in deposit mix. Average interest bearing deposits increased $6.4 million.

The average cost of interest-bearing deposits increased 65 basis points to 2.19%. Interest expense on FHLB advances and other borrowings increased $2.6 million, or 158.5%, primarily due to higher average FHLB advances, up $83.8 million, and a rise in borrowing rates, up 138 basis points to 4.26%, over the period.

Provision and Allowance for loan losses

NewMil made no provision for loan losses during the six months ended June 30, 2006 and 2005. During the past several years the Bank has experienced an improvement in loan quality and a decline in loan losses, which have averaged less than 1% on an annual basis, each of the past three years. These factors, offset by loan portfolio growth, have enabled the Bank to lower its allowance for loan losses as a percentage of total loans, and resulted in no provision for loan losses for the period. For a detailed discussion on the Bank’s allowance for loan losses refer to “Results of Operations-For the Three months ended June 30, 2006 and 2005” above.

Non-interest income

The following table details the principal categories of non-interest income.

	June 30,
(in thousands)	2006	2005	Change
Service charges on deposit accounts	$1,351	$1,443	$(92)	(6.4)%
Gains on sales of mortgage loans, net	58	91	(33)	(36.3)
Gain on sale of OREO, net	200	65	135	207.7
Loan servicing	11	15	(4)	(26.7)
Increase in cash surrender value of bank-owned
life insurance	207	198	9	4.5
Other	186	176	10	5.7
Total non-interest income	$2,013	$1,988	$25	1.3%

The increase in non-interest income for the six months ended June 30, 2006 as compared to the prior year period resulted primarily from gains from the sale of an OREO property. During the six months ended June 30, 2006 NewMil sold a 50% interest in two building lots left over from a former joint development of a subdivision several years ago while during the 2005 period NewMil sold an OREO property and realized a $65,000 gain. The increase in the cash surrender value of bank-owned life insurance was due to the higher level of the underlying insurance assets over the 2005 period. as compared to the prior year period. Negatively impacting the quarter was lower service charge revenue, other commissions and lower gains on sales of mortgage loans during the 2006 period due to a lower loan volume. The Bank originated and sold $3.6 million in residential loans during the 2006 period versus $5.1 million during the 2005 period. Loans originated for sale are pre-sold with servicing rights released on an individual basis at commitment.

Operating expenses

The following table details the principal categories of operating expenses.

	June 30,
(in thousands)	2006	2005	Change
Salaries and employee benefits	$4,478	$4,753	$(275)	(5.8)%
Occupancy	883	860	23	2.7
Equipment	750	710	40	5.6
Professional, collections and OREO	370	414	(44)	(10.6)
Postage and telecommunications	307	278	29	10.4
Printing and office supplies	190	217	(27)	(12.4)
Marketing	139	148	(9)	(6.1)
Merger related	369	-	369	100.0
Service bureau	188	190	(2)	(1.1)
Amortization of intangibles	49	73	(24)	(32.9)
Other	1,000	1,032	(32)	(3.1)
Total operating expenses	$8,723	$8,675	$48	0.6%

Excluding the gain of $364,000 arising from the termination of post retirement health care and life insurance benefits during the second quarter of 2006, salaries and benefits during the six months ended June 30, 2006 increased $89,000, or 1.9% primarily due to higher payroll and related taxes, offset partially by lower health benefit costs. Occupancy expense increased during 2006 primarily due to higher rent and utilities, following the opening of the Shelton office in August 2005. Equipment expense increased primarily due to increases in depreciation and equipment rental costs. Postage and telecommunications costs increased primarily due to an increase in the number of accounts serviced coupled with an increase in the postage rate during the 2006 period. Merger expenses relate to charges incurred in connection to the previously announced proposed merger with Webster Financial Corporation. Professional, collection and OREO expense decreased primarily due to lower consulting costs and lower corporate legal expense offset partially by higher collection legal expense. Amortization of intangibles expense declined during the 2006 period as compared with the prior year period. The decrease in other expenses relates to normal fluctuations in all other operating expense categories.

Income taxes

Net income for the six month period ended June 30, 2006 included an income tax provision of $1.6 million representing a 27.5% effective rate, as compared with a provision of $1.9 million a year ago, representing a 30.2% effective rate. The effective tax rate was less than the 34% federal statutory rate due to tax-exempt income and other tax advantaged investments. Over the past year NewMil increased its holdings of tax-exempt municipal bonds and purchased auction rate preferred stock, which lowered the effective tax rate.

FINANCIAL CONDITION

Overview

Over the six-month period ended June 30, 2006, total assets declined $8.9 million, or 1.0%, to $864.1 million. The decrease resulted from a $33.1 million decrease in securities to $289.3 million offset partially by a $17.1 million increase in net loans. Deposits increased $6.5 million, while retail repurchase agreements decreased $5.2 million and Federal Home Loan Bank advances declined $8.3 million. Non-performing assets remain at a very low level, in historical terms, measured as a percentage of total assets. As of June 30, 2006 non-performing assets were $1.6 million, or 0.18% of total assets, compared with $1.6 million, or 0.18% of total assets at December 31, 2005.

Book value per share was $12.80 at June 30, 2006, after paying cash dividends of $1.8 million, or $0.22 cents quarterly, per share, representing 43.6% of net income. At June 30, 2006, NewMil’s Tier 1 leverage and total risk-based capital ratios were 7.02% and 13.71%, respectively, and NewMil was “well capitalized” as defined by the Federal Reserve Board.

Securities & Overnight Fed Funds Sold

During the six-month period ended June 30, 2006 securities decreased $33.1 million to $289.3 million. During the period NewMil purchased $5.2 million of securities, which included $4.0 million of auction rate preferred stock and $0.9 million of FHLB capital stock. Repayments of mortgage-backed securities and other securities, including all auction rate preferred stock holdings, totaled $33.2 million for the period. Also impacting the decline in securities was $4.7 million in unrealized net losses on available for sale securities during the period, arising from the increase in interest rates.

NewMil's securities portfolio consists of U.S. Government Agency notes, mortgage backed securities (MBS), bank qualified municipal bonds, collateralized mortgage obligations (CMOs) and Federal Home Loan Bank stock. At June 30, 2006, the portfolio had a projected weighted average duration and life of 5.0 years and 5.9 years, respectively, based on median projected prepayment speeds at current interest rates. At June 30, 2006, securities totaling $279.1 million, or 96.5%, were classified as available-for-sale and securities totaling $10.2 million, or 3.5%, were classified as held-to-maturity.

NewMil’s exposure to credit risk in its securities portfolio is negligible. NewMil believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements, and does not consider full repayment of principal on the reported debt obligations to be at risk.

Loans

During the six-month period ended June 30, 2006 net loans increased $17.1 million. Loan originations, advances and loan purchases totaled $83.8 million, while loan repayments were $66.7 million. The ratio of net loans to assets increased during the quarter to 59.0% at June 30, 2006, compared with 56.4% at December 31, 2005, and from 60.4% a year ago at June 30, 2005. NewMil originated and sold in the secondary market $3.6 million of residential mortgage loans during the six-month period ending June 30, 2006. Major loan classifications are as follows:

	June 30,	December 31,
(in thousands)	2006	2005
Real Estate Mortgages:
Residential
1-to-4 family	$308,809	$293,468
5-or-more family	5,180	5,687
Commercial	129,115	130,716
Land & land development	5,373	3,443
Home equity credit	39,041	37,679
Total mortgage loans	487,518	470,993
Commercial and industrial	24,919	24,491
Installment and other	1,681	1,658
Total loans, gross	514,118	497,142
Deferred loan origination
fees, costs and purchase premiums, net	677	570
Allowance for loan losses	(4,900)	(4,949)
Total loans, net	$509,895	$492,763

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

Non-performing assets

The composition of non-performing assets is as follows:

	June 30,	December 31,
(in thousands)	2006	2005
Non-accruing loans	$284	$289
Accruing loans past due 90 days or more	1,287	1,301
Accruing restructured loans	-	-
Total non-performing loans	1,571	1,590
OREO, net	-	-
Total non-performing assets	$1,571	$1,590
Percent of total assets	0.18%	0.18%

During the six-month period ended June 30, 2006 non-performing assets decreased $19,000, to $1.6 million. Non-performing assets continue to remain historically low at 0.18% of total assets at June 30, 2006, and at 0.18% at December 31, 2005. The low level of non-performing assets reflects NewMil's prudent credit policy and rigorous ongoing credit management process.

In addition to non-performing assets, at June 30, 2006 NewMil had $0.7 million of performing classified loans that are considered potential problem loans. Although not impaired, performing classified loans, in the opinion of management, exhibit a higher than normal degree of risk and warrant monitoring due to various considerations, including (i) the degree of documentation supporting the borrower's current financial position, (ii) potential weaknesses in the borrowers' ability to service the loan, (iii) possible collateral value deficiency, and (iv) other risk factors such as geographic location, industry focus and negatively trending financial results. These deficiencies create some uncertainty, but not serious doubt, as to the borrowers' ability to comply with the loan repayment terms in the future. Management believes that reserves for these loans are adequate.

NewMil pursues the resolution of all non-performing assets through restructurings, credit enhancements or collections. When collection procedures do not bring a loan into performing or restructured status, NewMil generally initiates action to foreclose the property or to acquire it by deed in lieu of foreclosure. NewMil actively markets all OREO property.

Deposits and Borrowings

During the six-month period ended June 30, 2006 deposits grew $6.5 million, or 1.1% to $622.5 million, while retail repurchase agreements declined $5.2 million to $10.3 million. In addition, NewMil reduced its Federal Home Loan Bank advances by $8.3 million, primarily as a result of net cash provided by investing activities during the period.

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

Operating activities for the six-month period ended June 30, 2006 provided net cash of $2.7 million. Investing activities provided net cash of $10.4 million, principally from security repayments and maturities, offset in part by net loan advances and to a lesser degree securities purchases. Financing activities utilized net cash of $8.6 million, principally due to an $8.3 million net reduction in FHLB advances, a $5.2 million decrease in repurchase agreements, and to cash dividends paid and treasury stock purchases, net of proceeds from stock option exercises, offset in part by a $6.5 million increase in deposits.

At June 30, 2006, NewMil's liquidity ratio, as represented by cash, short term available-for-sale securities, marketable assets, and the ability to borrow against held-to-maturity securities and loans through unused FHLB and other short term borrowing capacity, of approximately $285.0 million, to net deposits and short term unsecured liabilities, was 37.4%, well in excess of NewMil's minimum guideline of 15%.

At June 30, 2006, NewMil had outstanding commitments to fund new loan originations of $21.7 million, construction mortgage commitments of $11.8 million and unused lines of credit of $62.5 million. These commitments can be met in the normal course of business. NewMil believes that its liquidity sources will continue to provide funding sufficient to support operating activities, loan originations and commitments, and deposit withdrawals.

CAPITAL RESOURCES

During the six month period ended June 30, 2006 shareholders' equity decreased $0.5 million to $52.5 million and book value per share decreased $0.18 to $12.80. Primarily reducing shareholders’ equity were treasury stock purchases of $0.5 million, dividend payments of $1.8 million and other comprehensive losses of $3.1 million (net increase in unrealized holding losses on securities available-for-sale, net of taxes). Increasing shareholders' equity partially, was net income of $4.1 million, or $0.99 per share (diluted), stock option exercise proceeds of $0.6 million, and a tax benefit from certain stock option exercises of $0.1 million.

Capital requirements

NewMil and the Bank are subject to minimum capital requirements established, respectively, by the Federal Reserve Board (the "FRB") and the FDIC. At June 30, 2006 NewMil's Tier 1 Leverage Capital ratio was 7.02% and its Tier 1 and Total Risk-Based Capital ratios were 12.67% and 13.71%, respectively. At June 30, 2006 the Bank's Tier 1 Leverage Capital ratio was 6.96% and its Tier 1 and Total Risk-Based Capital ratios were 12.57% and 13.60%, respectively. NewMil and the Bank are categorized as "well capitalized". A well capitalized institution, which is the highest capital category for an institution as defined by the Prompt Corrective regulations issued by the FDIC and the FRB, is one which maintains a Total Risk-Based ratio of 10% or above, a Tier I Risk-Based ratio of 6% or above and a Leverage ratio of 5% or above, and is not subject to any written order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level.

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

NewMil manages interest rate risk through an Asset Liability Committee comprised of representatives from senior management and the Board of Directors. The objective of interest rate risk management is to achieve and maintain a high and stable net interest margin under changing interest rate environments. NewMil seeks to manage interest rate risk within limits approved by the Board of Directors. NewMil monitors exposure to interest rate risk on a quarterly basis using earnings simulation analysis and gap analysis. Earnings simulation analysis measures the amount of short-term earnings at risk over 12-month and 24-month time horizons under both rising and falling rate scenarios as compared with current interest rates. Balance sheet gap analysis identifies short-, medium- and long-term interest rate positions or exposure. As of June 30, 2006 NewMil's interest rate risk remains within tolerance levels established by its Asset Liability Committee. For additional information, refer to “Asset/Liability Management and Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in NewMil's 2005 Annual Report.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that the information required to be disclosed by us in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act is accumulated and communicated to our management, including the principle executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure in the first six months of 2006.

In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) -(b) None

(c)
	Total # Shares	Average
	Purchased	Price

April 2006	1,756	$29.31
May 2006	-	-
June 2006	-	-
Total number of shares purchased during
period as part of a publicly announced
repurchase program	1,756	$29.31
Maximum remaining shares available to
be purchased under the announced plan	75,067

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

NEWMIL BANCORP, INC.

August 3, 2006	by /s/ Francis J. Wiatr
Francis J. Wiatr,
Chairman, President and CEO

August 3, 2006	by /s/ B. Ian McMahon
B. Ian McMahon,
Chief Financial Officer